Form 10-Q
period 2005-06-30
XENOPORT INC
filed 2005-08-11
CIK 1130591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-51329

XenoPort, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3330837

(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
3410 Central Expressway, Santa Clara, California 95051

(Address of principal executive offices)                     (Zip Code)
(Registrant’s telephone number, including area code): (408) 616-7200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of July 15, 2005: 19,737,569.

XENOPORT, INC

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENOPORT, INC
BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	June 30,
	2004	2005
		(unaudited)
Current assets:
Cash and cash equivalents	$36,554	$34,208
Short-term investments	23,691	52,462
Accounts receivable	1,354	—
Other current assets	1,219	1,887

Total current assets	62,818	88,557
Property and equipment, net	5,030	4,264
Restricted investments	3,169	3,152
Employee notes receivable	641	450
Deposits and other assets	35	22

Total assets	$71,693	$96,445

Current liabilities:
Accounts payable	$1,625	$959
Accrued compensation	1,348	990
Accrued preclinical and clinical costs	2,940	3,219
Other accrued liabilities	1,145	752
Deferred revenue	2,146	521
Convertible preferred stock dividends payable	97	—
Current portion of equipment financing obligations	923	731
Current portion of capital lease obligations	145	17
Current portion of liability for early exercise of employee stock options	452	552

Total current liabilities	10,821	7,741
Deferred rent and other	1,752	1,818
Noncurrent portion of equipment financing obligations	1,325	1,041
Noncurrent portion of liability for early exercise of employee stock options	370	569
Commitments
Convertible preferred stock, $0.001 par value; 12,308,734 shares authorized, 11,749,361 shares and no shares issued and outstanding at December 31, 2004 and June 30 2005, respectively	148,804	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 18,500,000 shares authorized, 1,574,830 shares and 19,304,516 shares issued and outstanding at December 31, 2004 and June 30 2005, respectively	2	19
Additional paid-in capital	8,238	209,628
Notes receivable from stockholders	(560)	(158)
Deferred stock compensation	(2,894)	(5,785)
Accumulated other comprehensive income (loss)	(100)	(60)
Accumulated deficit	(96,065)	(118,368)

Total stockholders’ (deficit) equity	(91,379)	85,276

Total liabilities and convertible preferred stock and stockholders’ (deficit) equity	$71,693	$96,445

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
Revenues:
Collaboration revenue	$2,374	$813	$4,285	$3,520
Grant revenue	358	—	708	85

Total revenues	2,732	813	4,993	3,605

Operating expenses:
Research and development*	8,256	10,361	14,951	20,787
General and administrative*	1,864	2,457	3,482	4,760

Total operating expenses	10,120	12,818	18,433	25,547

Loss from operations	(7,388)	(12,005)	(13,440)	(21,942)
Interest income	170	405	336	743
Interest expense	(94)	(64)	(183)	(135)

Net loss	(7,312)	(11,664)	(13,287)	(21,334)
Convertible preferred stock dividends	—	(407)	—	(969)

Loss applicable to common stockholders	$(7,312)	$(12,071)	$(13,287)	$(22,303)

Basic and diluted loss per share applicable to common stockholders	$(6.29)	$(1.67)	$(11.70)	$(4.95)

Shares used to compute basic and diluted loss per share applicable to common stockholders	1,162,639	7,244,360	1,136,144	4,501,766

Pro forma basic and diluted net loss per common share	$(0.65)	$(0.76)	$(1.21)	$(1.47)

Shares used to compute pro forma basic and diluted net loss per common share	11,245,349	15,426,680	11,013,009	14,481,089

*	Includes non-cash amortization of deferred stock-based compensation as follows:

Research and development	$41	$216	$46	$434
General and administrative	8	348	18	1,022

	$49	$564	$64	$1,456

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months
	Ended June 30,
	2004	2005
	(Unaudited)
Operating activities
Net loss	$(13,287)	$(21,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,117	1,117
Amortization of investment premiums	311	(98)
Amortization of deferred compensation	64	1,456
Stock-based compensation expense- employees	50	128
Stock-based compensation expense- consultants	116	175
Change in assets and liabilities:
Accounts receivable	(288)	1,354
Other current assets	(646)	(668)
Deposits and other assets	70	13
Notes receivable from employees	(41)	191
Accounts payable	265	(666)
Accrued compensation	120	433
Accrued preclinical and clinical costs	935	279
Other accrued liabilities	(176)	(1,184)
Deferred revenue	(1,347)	(1,625)
Deferred rent and other	223	66

Net cash used in operating activities	(12,514)	(20,363)

Investing activities
Purchases of investments	(42,101)	(49,143)
Proceeds from maturities of investments	18,379	20,510
Change in restricted investments	19	17
Purchases of property and equipment	(742)	(351)

Net cash used in investing activities	(24,445)	(28,967)

Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs and exercise of warrants	36,595	61
Proceeds from issuance of common stock and exercise of stock options and warrants	179	47,530
Repurchases of common stock	(3)	(3)
Proceeds from equipment financing obligations	—	84
Principal payments on capital leases and equipment financing obligations	(1,284)	(688)

Net cash provided by financing activities	35,487	46,984

Net decrease in cash and cash equivalents	(1,472)	(2,346)
Cash and cash equivalents at beginning of period	11,293	36,554

Cash and cash equivalents at end of period	$9,821	$34,208

Supplemental schedule of noncash investing and financing activities
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$149,919

Issuance of common stock in a cashless exercise of a warrant	$—	$12

Reclassification of the unvested portion of common stock from early exercises of stock options to a liability	$154	$735

Vesting of common stock from early exercises of stock options	$40	$436

Deferred stock compensation, net of forfeitures	$1,065	$4,347

Stock dividends payable to preferred stockholders	$—	$969

The accompanying notes are an integral part of these condensed financial statements.

XENOPORT, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
1. Organization and Summary of Significant Accounting Policies
  Nature of Operation
     XenoPort, Inc. (the Company) was incorporated in the state of Delaware on May 19, 1999. XenoPort is a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of existing drugs. The Company’s facilities are located in Santa Clara, California.
  Basis of Preparation
     The accompanying financial statements as of June 30, 2005 and for the three and six months ended June 30, 2004 and 2005 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2005 and results of operations for the three and six months ended June 30, 2004 and 2005 and cash flows for the six months ended June 30, 2004 and 2005. Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. The financial data and other information disclosed in these notes to the financial statements related to the three- and six-month periods are unaudited. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in the Company’s Registration Statement on Form S-1, (as amended), which was declared effective by the Securities and Exchange Commission (the SEC) on June 2, 2005. Prior to March 30, 2005, the Company was in the development stage.
Initial Public Offering
     On June 2, 2005, the Company completed its initial public offering of 5,000,000 shares of its common stock at a public offering price of $10.50 per share. Net cash proceeds from the initial public offering were approximately $46.3 million, after deducting underwriting discounts and commissions and other offering expenses. In connection with the closing of the initial public offering, all of the Company’s shares of convertible preferred stock outstanding at the time of the offering were automatically converted into 11,832,690 shares of common stock.
     The underwriters of the Company’s initial public offering were granted the right to purchase up to an additional 750,000 shares of the Company’s common stock to cover over-allotments, if any. On July 2, 2005, the underwriters partially exercised their over-allotment option and purchased an additional 9,569 shares of the Company’s common stock, and the Company received net cash proceeds of approximately $80,000, after deducting underwriting discounts and commissions and other estimated offering expenses.

  Reverse Stock Split
     On April 15, 2005, the Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State effecting a 1-for-6 reverse split of the Company’s convertible preferred stock and common stock. All share and per share amounts have been retroactively restated in the accompanying financial statements and notes for all periods presented.
     Clinical Trials
     The Company accrues and expenses costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines the estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and reduced by any initial payment made to the clinical trial site when the first patient is enrolled.
2. Loss Per Share
     Basic loss per share is calculated by dividing the loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted-average unvested common shares subject to repurchase and without consideration for potential common shares. Diluted loss per share is computed by dividing the loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted-average unvested common shares subject to repurchase and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, preferred stock, options to purchase stock and warrants are considered to be potential common shares and are only included in the calculation of diluted loss per share when their effect is dilutive.
     The pro forma basic and diluted loss per share calculations assume the conversion of all outstanding shares of preferred stock into shares of common stock using the as-if-converted method as of January 1, 2004 or the date of issuance, if later.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
Historical
Numerator:
Loss applicable to common stockholders (in thousands)	$(7,312)	$(12,071)	$(13,287)	$(22,303)

Denominator:
Weighted-average common shares outstanding	1,375,905	7,780,805	1,359,329	5,041,556
Less: Weighted-average unvested common shares subject to repurchase	(213,266)	(536,445)	(223,185)	(539,790)

Denominator for basic and diluted loss per share applicable to common stockholders	1,162,639	7,244,360	1,136,144	4,501,766

Basic and diluted loss per share applicable to common stockholders	$(6.29)	$(1.67)	$(11.70)	$(4.95)

Pro forma
Numerator:
Net loss (in thousands)	$(7,312)	$(11,664)	$(13,287)	$(21,334)

Denominator:
Shares used above	1,162,639	7,244,360	1,136,144	4,501,766
Pro forma adjustments to reflect assumed weighted-average effect of conversion of preferred stock	10,082,710	8,182,320	9,876,865	9,979,323

Shares used to compute pro forma basic and diluted net loss per share	11,245,349	15,426,680	11,013,009	14,481,089

Pro forma basic and diluted net loss per share	$(0.65)	$(0.76)	$(1.21)	$(1.47)

Historical outstanding dilutive securities not included in diluted loss per share applicable to common stockholders calculation
Preferred stock	10,082,710	0	10,082.710	0
Options to purchase common stock	1,114,232	1,520,507	1,114,232	1,520,507
Warrants outstanding	756,163	38,872	756,163	38,872

	11,953,105	1,559,379	11,953,105	1,559,379

3. Stock-Based Compensation
     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and Financial Accounting Standard Board (FASB) Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123).
     The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation. For purposes of pro forma disclosures, the estimated fair value of the options and purchase rights are assumed to be amortized to expense over the options’ and purchase rights vesting periods. The resulting effect on net loss pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future periods, since future periods are likely to include additional grants and the impact of future periods vesting.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
Net loss, as reported	$(7,312)	$(11,664)	$(13,287)	$(21,334)
Add: Stock-based employee compensation expense based on intrinsic value method	85	626	114	1,584
Less: Stock-based employee compensation expense determined under the fair value method for all awards	(306)	(734)	(384)	(1,930)

Pro forma net loss	(7,533)	(11,772)	(13,557)	(21,680)
Convertible preferred stock dividends	—	(407)	—	(969)

Pro forma loss applicable to common stockholders	$(7,533)	$(12,179)	$(13,557)	$(22,649)

Loss per share applicable to common stockholders:
Basic and diluted, as reported	$(6.29)	$(1.67)	$(11.70)	$(4.95)

Basic and diluted, pro forma	$(6.48)	$(1.68)	$(11.93)	$(5.03)

     Prior to the initial public offering, certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. The Company recorded deferred stock compensation of $409,000 and zero for the three months ended June 30, 2004 and 2005, respectively, and $1.1 million and $4.4 million for the six months ended June 30, 2004 and 2005, respectively, in accordance with APB 25, and will amortize these amounts on a straight-line basis over the related vesting period of the options. The Company reversed zero and $19,000 in the three months ended June 30, 2004 and 2005, respectively, and zero and $53,000 in the six months ended June 30, 2004 and 2005, respectively, of deferred stock compensation due to forfeitures in connection with employee terminations. The Company recorded employee stock compensation expense associated with the amortization of deferred stock compensation of $49,000 and $564,000 for the three months ended June 30, 2004 and 2005, respectively, and $64,000 and $1.5 million for the six months ended June 30, 2004 and 2005, respectively.
     The expected future amortization expense for deferred stock compensation as of June 30, 2005 is as follows (in thousands):

2005 remaining period	$961
2006	1,753
2007	1,753
2008	1,318

$5,785

     The fair value for the Company’s employee stock options and employee stock purchase plan right were estimated at the date of grant using the Black-Scholes option valuation method with the following assumptions:

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2004		2005		2004		2005
	(Unaudited)				(Unaudited)
Dividend yield	0%		0%		0%		0%
Volatility for options	0.80		0.80		0.80		0.80
Volatility for ESPP rights	—		0.80		—		0.80
Weighted-average expected life of options	5	years	5	years	5	years	5	years
Weighted-average expected life of ESPP rights	—		6	months	—		6	months
Risk-free interest rate for options	4.67%		4.16%		4.30%		4.23%
Risk-free interest rate for ESPP rights	—		3.22%		—		3.22%
     Stock compensation arrangements to non-employees are accounted for in accordance with Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these options and warrants granted to non-employees, including lenders and consultants, are re-measured over the vesting terms as earned, and the resulting value is recognized as an expense over the period of services received or the term of the related financing.
     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the results of operations based on their fair values. The amendment is effective for public companies in fiscal periods beginning after June 15, 2005. On April 14, 2005, the SEC adopted a rule amendment that delayed the compliance date for SFAS 123R such that the Company is required to implement the new standard no later than January 1, 2006. The Company expects to continue to grant stock-based compensation to employees. Although the Company has not performed any analysis to quantify the impact of the adoption of the new standard, the adoption of the new standard will have a material impact on the Company’s financial statements.

4. Comprehensive Loss
     The Company displays comprehensive loss and its components as part of the annual statement of stockholders’ deficit. Comprehensive loss is comprised of net loss and unrealized gains and losses on available-for-sale securities. Total comprehensive loss for the three and six months ended June 30, 2004 and 2005 is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
Net loss	(7,312)	(11,664)	(13,287)	(21,334)
Change in unrealized gain (loss) on available-for-sale securities	(146)	31	(161)	40

	$(7,458)	$(11,633)	$(13,448)	$(21,294)

5. Recent Accounting Pronouncements
     In March 2004, the EITF reached a consensus on EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF No. 03-1 provides guidance regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. In September 2004, the EITF delayed the effective date for the measurement and recognition guidance. We are in the process of evaluating the effect of adopting the measurement and recognition provisions of EITF No. 03-1.
6. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments
     The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

		Gross
		Unrealized	Estimated
	Cost	Losses	Fair Value
As of December 31, 2004:
Cash	$2,748	$—	$2,748
Money market funds	33,806	—	33,806
Government debt securities	23,791	(100)	23,691
Certificate of deposit	3,169	—	3,169

	$63,514	$(100)	$63,414

Reported as:
Cash and cash equivalents			$36,554
Short-term investments			23,691
Restricted investments			3,169

			$63,414

		Gross
		Unrealized	Estimated
	Cost	Gains	Fair Value
As of June 30, 2005:
Cash	$3,939	$—	$3,939
Money market funds	30,269	—	30,269
Government debt securities	52,522	(60)	52,462
Certificate of deposit	3,152	—	3,152

	$89,882	$(60)	$89,822

Reported as:
Cash and cash equivalents			$34,208
Short-term investments			52,462
Restricted investments			3,152

			$89,822

     At December 31, 2004, the contractual maturities of investments held were less than one year. At June 30 2005, the contractual maturities of investments held were less than one year, except for investments totaling $2,490,000 held with maturities of 13 months. There were no gross realized gains or losses from sales of securities in the periods presented.
7. 2005 Employee Stock Purchase Plan
     In January 2005, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2005 Employee Stock Purchase Plan, (the Purchase Plan). The Company has reserved a total of 250,000 shares of common stock for issuance under the Purchase Plan. In addition, the Company’s board of directors may increase the share reserve as of each January 1, from January 1, 2006 through January 1, 2015, by an amount not to exceed the lesser of 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or 250,000 shares. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or after a purchase period ends. As of June 30, 2005, no shares had been issued under the Purchase plan.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “ could,” “ would,” “ expect,” “ plans,” “ anticipates,” “ believes,” “ estimates,” “ projects,” “ predicts,” “ potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
     We are a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of existing drugs. Our most advanced product candidate has successfully completed a Phase 2a clinical trial for the treatment of restless legs syndrome, or RLS, and is currently being evaluated in a Phase 2b clinical trial for this indication. RLS is a common, under-diagnosed neurological disorder that frequently manifests itself as a sleep disorder. This product candidate has also successfully completed a Phase 2a clinical trial for the management of post-herpetic neuralgia, or PHN. PHN is a chronic type of neuropathic pain, which is pain resulting from nerve damage. Our innovative product candidates, which we refer to as Transported Prodrugs, are created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct deficiencies in the oral absorption, distribution and/or metabolism of the parent drug. We have designed our current Transported Prodrugs to be actively transported from the gastrointestinal tract into the bloodstream, where they are metabolized to release the parent drug. We hold all worldwide commercial rights to our product candidates. Our current portfolio of clinical product candidates consists of the following:
•	XP13512 for RLS. XP13512 is a Transported Prodrug of gabapentin that we have shown to be effective in a Phase 2a clinical trial for the treatment of RLS. We commenced a Phase 2b clinical trial for the treatment of RLS using once-daily doses of XP13512 in February of this year. Upon successful completion of this Phase 2b clinical trial, we expect to enter Phase 3 clinical trials for the treatment of RLS.

•	XP13512 for Neuropathic Pain, Including PHN. We have also shown in a Phase 2a clinical trial that XP13512 is effective for the management of PHN. We also intend to develop XP13512 for other neuropathic pain conditions, such as painful diabetic neuropathy.

•	XP19986 for GERD and Spasticity. XP19986 is a Transported Prodrug of R-baclofen that is in development for the treatment of GERD. We recently completed a Phase 1 clinical trial that compared various formulations of XP19986, and believe we have identified a formulation suitable for twice-daily dosing. We will perform additional Phase 1 clinical trials and initiate Phase 2a clinical trials in GERD patients later this year. We also intend to develop XP19986 for the treatment of the symptoms of spasticity.
     We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated any product revenues. We have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners, capital lease and equipment financings and government grants. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. We expect our research and development expenses to continue to increase as we expand our development programs, and, subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force and increased manufacturing expenses. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses or when we plan to establish a North American specialty sales force. As of June 30, 2005, we had an accumulated deficit of approximately $118.4 million.
     From our inception in 1999 through 2001, our principal activities were focused on identifying and characterizing natural nutrient transporter mechanisms and developing the technology necessary to utilize them for the active transport of drugs. Beginning in 2002, our activities expanded to include the preclinical and clinical development of internally discovered product candidates based on this proprietary technology. The process of carrying out the development of our product candidates to later stages of development and our research programs will require significant additional research and development expenditures, including preclinical testing and clinical trials, as well as manufacturing development efforts and seeking regulatory approval. We outsource a substantial portion of our preclinical studies and all of our clinical trials and manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead.
     In December 2002, we entered into a collaboration with ALZA Corporation to discover, develop and commercialize Transported Prodrugs of certain generic parent drugs that are poorly absorbed in the intestines. This collaboration ended in March of this year. ALZA made an up-front, non-refundable cash payment upon initiation of the collaboration and provided annual research funding on a full-time equivalent employee basis. As of June 30, 2005, we had recognized an aggregate of $12.2 million of revenue pursuant to the agreement.
     In November 2003, we entered into a collaboration with Pfizer Inc to develop technologies to assess the role of active transport mechanisms in delivering drugs into the central nervous system. Pfizer made an up-front payment and supports a number of full-time equivalent employees through November 2005. As of June 30, 2005, we had recognized an aggregate of $5.5 million of revenue pursuant to the agreement. The program is exclusive during the term of the collaboration and provides Pfizer with non-exclusive rights to resulting technologies.
     In December 2004, we issued 1,666,651 shares of our Series D preferred stock, raising net proceeds of approximately $24.9 million. Holders of the Series D preferred stock were entitled to receive dividends in shares of Series D preferred stock at the rate of $1.35 per share per annum. We have reported the loss applicable to common stockholders after giving effect to the dividends paid. In connection with the closing of the initial public offering, 71,080 shares of our Series D convertible preferred stock were issued as in-kind dividends payable on our Series D preferred stock, and all of the outstanding shares of Series D preferred stock, including the in-kind dividends, were automatically converted into 1,737,731 shares of common stock.
     In June 2005, we issued 5,000,000 shares of our common stock, raising net proceeds of approximately $46.3 million in connection with our initial public offering. In July 2005, the underwriters partially exercised their over-allotment option and purchased an additional 9,569 shares of our common stock, and we received net cash proceeds of approximately $80,000, after deducting underwriting discounts and commissions and other offering expenses.
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and significant judgments and estimates have not changed since our Registration Statement on Form S-1, as amended, was declared effective by the SEC on June 2, 2005.
Results of Operations
    Three and Six Months Ended June 30, 2004 and 2005
    Revenues
     Our revenues have consisted primarily of amounts earned for providing research and development services under our collaborations with ALZA and Pfizer, non-refundable, up-front fees received in connection with both agreements, and federal grants under the Small Business Innovation Research, or SBIR, and the National Institutes of Standards and Technology, Advanced Technology Program, or ATP, programs.

	Three Months				Six Months
	Ended				Ended
	June 30,		Change		June 30,		Change
	2004	2005	$	%	2004	2005	$	%
	(in thousands, except percentages)
Revenues	$2,732	$813	$(1,919)	(70)%	$4,993	$3,605	$(1,388)	(28)%
     The decrease in revenues in the three months ended June 30, 2005 compared to the same period in 2004 was primarily the result of the following factors:
•	the conclusion of the ALZA collaboration in March 2005 which had generated $1.3 million in the quarter ended June 30, 2004;

•	$300,000 less revenue from the Pfizer collaboration due to lower activity levels in 2005; and

•	a $358,000 decrease in grant revenues due to the completion of both the ATP and SBIR grants in October 2004 and February 2005, respectively.

The decrease in revenues in the six months ended June 30, 2005 compared to the same period was primarily the result of the following factors:
•	a $545,000 decrease in ALZA collaboration revenue due to the conclusion of the collaboration in March 2005;

•	$222,000 less revenue from the Pfizer collaboration due to lower activity levels in 2005,;and

•	a $621,000 decrease in grants revenues due to the completion of both the ATP and SBIR grants in October 2004 and February 2005, respectively.
     We expect revenues to fluctuate in future years primarily depending upon the extent to which we offset the impact of the recent completion of our ALZA collaboration by entering into new collaborations. The conclusion of our ALZA collaboration will result in a reduction of approximately $3.0 million in collaboration revenues during the remainder of 2005 as compared to 2004. In addition, we completed work under our last remaining federal grant, our SBIR grant, in February 2005.
     Research and Development Expenses
     Of the total research and development expenses for the three and six months ended June 30, 2004 and 2005, the allocation of costs associated with research and preclinical and clinical development activities approximated the following:

	Three Months				Six Months
	Ended				Ended
	June 30,		Change		June 30,		Change
	2004	2005	$	%	2004	2005	$	%
	(in thousands, except percentages)
Research and preclinical	$4,416	$3,423	$(993)	(22)%	$8,818	$7,560	$(1,258)	(14)%
Clinical development	$3,840	$6,938	$3,098	81%	$6,133	$13,227	$7,094	116%

Total research and development	$8,256	$10,361	$2,105	25%	$14,951	$20,787	$5,836	39%

We group our research and development activities into two major categories: “research and preclinical” and “clinical development.” The results for the three- and six-months ended June 30, 2005 reflect changes in the second quarter of 2005 to our research and development departmental structure that caused approximately $342,000 of expenditures that would previously have been recorded as research and preclinical costs to be reclassified to clinical development. The results for the three- and six-month periods ended June 30, 2004 have not been adjusted to reflect these changes to our departmental structure.
     The increase in research and development expenses in the three months ended June 30, 2005 compared to the same period in 2004 was principally due to the following increased costs:
•	toxicology costs of $871,000 and manufacturing costs of $482,000 for XP13512;

•	clinical material manufacturing costs of $135,000 and toxicology costs of $683,000 for XP19986;

•	personnel costs of $400,000, partially offset by decreased preclinical costs of $322,000.
     The increase in research and development expenses in the six months ended June 30, 2005 compared to the same period in 2004 was principally due to the following increased costs:
•	toxicology costs of $1.8 million, clinical costs of $1.1 million and manufacturing costs of $741,000 for XP13512;

•	clinical material manufacturing costs of $742,000 and toxicology costs of $750,000 for XP19986; and

•	personnel costs of $1.3 million, including non-cash amortization of deferred stock-based compensation of $400,000, partially offset by decreased equipment and supplies costs of $400,000 and decreased preclinical costs of $257,000.
     We expect that research and development expenses will increase in the future due to increased manufacturing and clinical development costs primarily relating to our XP13512 and XP19986 programs. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials, the costs associated with the anticipated Phase 3 clinical trials of XP13512 and additional Phase 1 clinical trials of XP19986, as well as the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.
     General and Administrative Expenses
     General and administrative expenses consist principally of salaries and other related costs for personnel in executive, finance, accounting, business development, information technology, legal and human resources functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent-related costs and professional fees for legal, consulting and accounting services.

	Three Months				Six Months
	Ended				Ended
	June 30,		Change		June 30,		Change
	2004	2005	$	%	2004	2005	$	%
	(in thousands, except percentages)
General and administrative	$1,864	$2,457	$593	32%	$3,482	$4,760	$1,278	37%

     The increase in general and administrative expenses in the three months ended June 30, 2005 compared to the same period in 2004 was primarily due to increased personnel costs of $545,000, including an increase in non-cash amortization of deferred stock-based compensation of $343,000.
     The increase in general and administrative expenses in the six months ended June 30, 2005 compared to the same period in 2004 was primarily due to increased personnel costs of $1.4 million, including an increase in non-cash amortization of deferred stock-based compensation of $1.1 million, partially offset by decreased legal fees of $132,000.
     We expect that general and administrative expenses will increase in the future due to increased payroll, expanded infrastructure, increased consulting, legal, accounting and investor relations expenses associated with being a public company and costs incurred to seek collaborations with respect to our product candidates.
     Interest Income and Interest Expense
     Interest income consists of interest earned on our cash and cash equivalents and short-term investments. Interest expense consists of interest incurred to finance equipment, office furniture and fixtures.

	Three Months				Six Months
	Ended				Ended
	June 30,		Change		June 30,		Change
	2004	2005	$	%	2004	2005	$	%
	(in thousands, except				(in thousands, except
	percentages)				percentages)
Interest income	$170	$405	$235	138%	$336	$743	$407	121%
Interest expense	$94	$64	$(30)	(32)%	$183	$135	$(48)	(26)%
     The increase in interest income in the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, respectively, was due primarily to higher average balances due to funds received from our Series D convertible preferred stock financing in December 2004 and our initial public offering in June 2005 and higher average interest rates in 2005.
     The decrease in interest expense in the three and six months ended June 30, 2005 compared to the same periods in 2004 was due to the reduction of our equipment financing and capital lease obligations during these periods.
Liquidity and Capital Resources

	As of	As of
	December 31,	June 30,
	2004	2005
	(in thousands)
Cash and cash equivalents and short-term investments	$60,245	$86,670
Working capital	51,997	80,816
Restricted investments	3,169	3,152

	Six Months
	Ended
	June 30,
	2004	2005
Cash provided by (used in):
Operating activities	$(12,514)	$(20,363)
Investing activities	$(24,445)	$(28,967)
Financing activities	$35,487	$46,984
Capital expenditures (included in investing activities above)	$(742)	$(351)
     Due to our significant research and development expenditures and the lack of regulatory agency approvals to sell products we have not been profitable and have generated operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our preferred stock and through our initial public offering. As of June 30, 2005, we had derived aggregate net proceeds of $151.5 million from sales of our preferred stock and approximately $46.3 million from our initial public offering. We have received additional funding from non-equity payments from collaborative partners, capital lease financings, interest earned on investments and government grants, each as described more fully below. At June 30, 2005, we had available cash and cash equivalents and short-term investments of $86.7 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

     Net cash used in operating activities was $12.5 million and $20.4 million in the six months ended June 30, 2004 and 2005 respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, non-cash stock-based compensation and non-cash changes in operating assets and liabilities.
     Net cash used in investing activities was $24.4 million and $29.0 million in the six months ended June 30, 2004 and 2005 respectively. Cash used in investing activities was primarily related to purchases of investments and, to a lesser extent, purchases of property and equipment.
     Net cash provided by financing activities was $35.5 million and $47.0 million in the six months ended June 30, 2004 and 2005, respectively. For the six months ended June 30, 2004, cash was primarily provided by the issuance of Series C preferred stock for $36.5 million. For the six months ended June 30, 2005, cash was primarily provided by the issuance of 5,000,000 shares of our common stock for $46.3 million in net proceeds from our initial public offering and $774,000 from other common stock issuances (primarily option exercises) in the six months ended June 30, 2005. These amounts were offset by principal payments on our equipment financings of $1.3 million and $688,000 in the six months ended June 30, 2004 and 2005, respectively.
     We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements into the first quarter of 2007. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost, timing and outcomes of regulatory approvals;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

     If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our research and development programs. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves.
     Contractual Obligations
     Our future contractual obligations at June 30, 2005 were as follows (in thousands):

	Payments Due by Period
		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Equipment financing obligations	$1,998	$874	$1,060	$64	$—
Operating lease obligations	25,585	3,653	7,665	8,172	6,095

Total fixed contractual obligations	$27,583	$4,527	$8,725	$8,236	$6,095

RISK FACTORS
     The following additional risks and uncertainties may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.
Risks Related to Our Business and Industry
     We have incurred operating losses since inception and expect to continue to incur substantial and increasing losses for the foreseeable future. We may never achieve or sustain profitability.
     We have a limited operating history and have incurred significant losses since our inception, including losses applicable to common stockholders of approximately $22.3 million for the six months ended June 30, 2005, and $118.4 million since our inception in May 1999. We expect our research and development expenses to continue to increase as we continue to expand our development programs, and, subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force and increased manufacturing expenses. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity  and working capital.
     Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or sustain profitability. Currently, we have no products approved for commercial sale, and, to date, we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, non-equity payments from collaborative partners, capital lease and equipment financings and government grants. We have devoted substantially all of our efforts to research and development, including clinical trials. If we are unable to develop and commercialize any of our product candidates, if development is delayed or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.
     Our success depends substantially on our most advanced product candidates, which are still under development. If we are unable to bring any or all of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be harmed.
     Our two most advanced product candidates are in Phase 1 or Phase 2 clinical trials. Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of these product candidates. Our other product candidates are in various stages of preclinical development. Any of our product candidates could be unsuccessful if it:
•	does not demonstrate acceptable safety and efficacy in preclinical studies or clinical trials or otherwise does not meet applicable regulatory standards for approval;

•	does not offer therapeutic or other improvements over existing or future drugs used to treat the same conditions;

•	is not capable of being produced in commercial quantities at acceptable costs; or

•	is not accepted in the medical community and by third-party payors.
     We do not expect any of our current product candidates to be commercially available before 2009, if at all. If we are unable to make our product candidates commercially available, we will not generate substantial product revenues and we will not be successful. The results of our clinical trials to date do not provide assurance that acceptable efficacy or safety will be shown upon completion of Phase 3 clinical trials.
     If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.
     Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. The inability to obtain FDA approval or approval from comparable authorities in other countries would prevent us from commercializing our product candidates in the United States or other countries. We may never receive regulatory approval for the commercial sale of any of our product candidates. Moreover, if the FDA requires that any of our product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, before the product is commercially sold, we will be unable to begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our product candidates is classified as a controlled substance by the DEA, we would have to register annually with the DEA and those product candidates would be subject to additional regulation. We have not received regulatory approval to market any of our product candidates in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of applying for regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the product candidates involved.
     Changes in the regulatory approval policy during the development period, changes in, or the enactment of, additional regulations or statutes or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.
     The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. For example, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate.
     We will need to obtain regulatory approval from authorities in foreign countries to market our product candidates in those countries. We have not yet initiated the regulatory process in any foreign jurisdictions. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we fail to obtain approvals from foreign jurisdictions, the geographic market for our product candidates would be limited.
     We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

     We will need to raise additional capital to fund our operations and complete the development of our product candidates. If any product candidates receive regulatory approval for commercial sale, we will need to raise additional capital to fund our commercialization efforts. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost, timing and outcomes of regulatory approvals;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
     Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances.
     If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. If we raise additional funds through collaboration and licensing arrangements with third parties, we may be required to relinquish some rights to our technologies or our product candidates or grant licenses on terms that are not favorable to us.
     We do not expect our existing capital resources to be sufficient to enable us to fund the completion of the development of any of our product candidates. We expect that our existing capital resources will enable us to maintain currently planned operations into the first quarter of 2007. However, our operating plan may change, and we may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization. We currently have no credit facility or committed sources of capital.
     Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may:
•	terminate or delay clinical trials for one or more of our product candidates;

•	delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates; or

•	curtail significant drug development programs that are designed to identify new product candidates.

     If our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans, we will not be able to commercialize our product candidates.
     To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans.. Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. A failure of one or more of our clinical trials could occur at any stage of testing. In addition, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process, which could delay or prevent our ability to commercialize our product candidates, including:
•	regulators or institutional review boards may not authorize us to commence a clinical trial at a prospective trial site;

•	our preclinical testing or clinical trials may produce negative or inconclusive results, which may require us to conduct additional preclinical or clinical testing or to abandon projects that we expect to be promising;

•	we may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks;

•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects.
     As an example of an unforeseen event, after having been discharged from a Phase 1 clinical trial in which a single dose of XP13512 was administered almost two days earlier, a volunteer died of a self-inflicted gunshot wound following a domestic dispute. We do not believe that this incident was related to XP13512. However, any unforeseen event could cause us to experience significant delays in, or the termination of, clinical trials. Any such events would increase our costs and could delay or prevent our ability to commercialize our product candidates, which would adversely impact our financial results.
     Any failure or delay in commencing or completing clinical trials for our product candidates could severely harm our business.
     To date, we have not completed the clinical trials of any product candidate. The commencement and completion of clinical trials for our product candidates may be delayed or terminated as a result of many factors, including:
•	our inability or the inability of our collaborators or licensees to manufacture or obtain from third parties materials sufficient for use in preclinical studies and clinical trials;

•	delays in patient enrollment, which we have experienced in the past, and variability in the number and types of patients available for clinical trials;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	poor effectiveness of product candidates during clinical trials;

•	unforeseen safety issues or side effects; and

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines.
     Any delay in commencing or completing clinical trials for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition. It is also possible that none of our product candidates will complete clinical trials in any of the markets in which we or our collaborators intend to sell those product candidates. Accordingly, we or our collaborators would not receive the regulatory approvals needed to market our product candidates, which would severely harm our business and financial condition.
     We rely on third parties to conduct our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.
     We do not have the ability to independently conduct clinical trials for our product candidates, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials. We have, in the ordinary course of business, entered into agreements with these third parties. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates.
     If some or all of our patents expire, are invalidated or are unenforceable, or if some or all of our patent applications do not yield issued patents or yield patents with narrow claims, competitors may develop competing products using our intellectual property and our business will suffer.
     Our success will depend in part on our ability to obtain and maintain patent and trade secret protection for our technologies and product candidates both in the United States and other countries. We cannot guarantee that any patents will issue from any of our pending or future patent applications. Alternatively, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.
     The degree of future protection for our proprietary technologies and product candidates is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•	we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents;

•	any patents issued to us or our collaborators may not provide a basis for commercially viable products or may be challenged by third parties; or

•	the patents of others may have an adverse effect on our ability to do business.
     Even if valid and enforceable patents cover our product candidates and technologies, the patents will provide protection only for a limited amount of time.
     Our and our collaborators’ ability to obtain patents is highly uncertain because, to date, some legal principles remain unresolved, there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States and the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Furthermore, the policies governing biotechnology patents outside the United States are even more uncertain. Changes in either patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection.
     Even if patents are issued regarding our product candidates or methods of using them, those patents can be challenged by our competitors who can argue such patents are invalid and/or unenforceable. Patents also may not protect our product candidates if competitors devise ways of making these or similar product candidates without legally infringing our patents. The Federal Food, Drug and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity or create modified, non-infringing versions of a drug in order to facilitate the approval of generic substitutes. These same types of incentives encourage manufacturers to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor.
     As of June 30, 2005, we held four U.S. patents and had 63 patent applications pending before the U.S. Patent and Trademark Office, or PTO. For some of our inventions, corresponding non-U.S. patent protection is pending. Of the four U.S. patents that we hold, three patents are compound- and composition- related, having expiration dates in 2021 or 2022 and one patent is screening methodology-related, having an expiration date in 2022. Subject to possible patent term extension, the entitlement for which and the term of which we cannot predict, patent protection in the United States covering the compound for XP13512, our product candidate that is a Transported Prodrug of gabapentin, will expire in 2022. We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to XP13512, the composition-of-matter patents relating to gabapentin have expired. In addition, for XP19986, our product candidate that is a Transported Prodrug of R-baclofen and that entered clinical trials in March of this year, three U.S. and two non-U.S. patent applications are pending, but no patents have yet issued. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.
     We also rely on trade secrets to protect our technology, especially where we do not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time-consuming, and the outcome is unpredictable. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

     Our research and development collaborators may have rights to publish data and other information in which we have rights. In addition, we sometimes engage individuals or entities to conduct research that may be relevant to our business. The ability of these individuals or entities to publish or otherwise publicly disclose data and other information generated during the course of their research is subject to certain contractual limitations. In most cases, these individuals or entities are, at the least, precluded from publicly disclosing our confidential information and are only allowed to disclose other data or information generated during the course of the research after we have been afforded an opportunity to consider whether patent and/or other proprietary protection should be sought. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our technology and other confidential information, then our ability to receive patent protection or protect our proprietary information may be jeopardized.
     Third-party claims of intellectual property infringement would require us to spend significant time and money and could prevent us from developing or commercializing our products.
     Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering products or other technologies of interest to us that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. For example, we are aware of a third party patent application relating to prodrugs of gabapentin that, if it issues, if it is determined to be valid and if it is construed to cover XP13512, could affect the development and commercialization of XP13512. Additionally, we are aware of third-party patents relating to the use of baclofen in the treatment of GERD. If the patents are determined to be valid and construed to cover XP19986, the development and commercialization of XP19986 could be affected. With respect to the claims contained in these patent applications and patents, we either believe that our activities do not infringe the patents at issue or that the third-party patent or patent applications are invalid. However, it is possible that a judge or jury will disagree with our conclusions regarding non-infringement or invalidity, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. Licenses required under any of these patents may not be available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to develop, commercialize and sell our product candidates. We believe that there may continue to be significant litigation in the biotechnology and pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.
     Furthermore, our commercial success will depend, in part, on our ability to continue to conduct research to identify additional product candidates in current indications of interest or opportunities in other indications. Some of these activities may involve the use of genes, gene products, screening technologies and other research tools that are covered by third-party patents. Court decisions have indicated that the exemption from patent infringement afforded by 35 U.S.C. §271(e)(1) does not encompass all research and development activities associated with product development. In some instances, we may be required to obtain licenses to such third-party patents to conduct our research and development activities, including activities that may have already occurred. It is not known whether any license required under any of these patents would be made available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to maintain a pipeline of potential product candidates and to bring new products to market. If we are required to defend against patent suits brought by third parties relating to third-party patents that may be relevant to our research activities, or if we initiate such suits, we could incur substantial costs in litigation. Moreover, an adverse result from any legal action in which we are involved could subject us to damages and/or prevent us from conducting some of our research and development activities.
     If third parties do not manufacture our product candidates in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates would be delayed.
     We presently do not have sufficient quantities of our product candidates to complete clinical trials of either XP13512 or XP19986. We do not currently own or operate manufacturing facilities, and we rely and expect to continue to rely on a small number of third-party compound manufacturers and active pharmaceutical ingredient formulators for the production of clinical and commercial quantities of our product candidates. We do not have long-term agreements with any of these third parties, and our agreements with these parties are generally terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform under our agreements or enter into new agreements, we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our product candidates in a timely manner from these third parties could delay clinical trials and prevent us from developing and commercializing our product candidates in a cost-effective manner or on a timely basis.
     We purchase substantial amounts of gabapentin, which is used to make XP13512, from Teva Pharmaceutical Industries Ltd. pursuant to purchase orders issued from time to time. Teva’s sale of gabapentin is the subject of ongoing litigation brought by Pfizer alleging infringement of a patent held by Pfizer. In the event that Teva decides not to sell gabapentin to us, or decides to sell gabapentin to us at a price that is not commercially attractive, or, as a result of this litigation, ceases producing gabapentin, we would not be able to manufacture XP13512 until a qualified alternative supplier was identified. This could delay the development of, and impair our ability to commercialize, this product candidate.
     We have agreed to purchase 700 kilograms of XP13512 in active pharmaceutical ingredient form, known as API, from Lonza Ltd. under a manufacturing services and product supply agreement. In the event that Lonza terminates the agreement in response to a breach by us, we would not be able to manufacture the API until a qualified alternative supplier was identified. This could delay the development of, and impair our ability to commercialize, this product candidate. In addition, our current agreement with Lonza does not provide for the entire supply of API that we require to complete all of our planned clinical trials or for full-scale commercialization. However, the manufacturing services and product supply agreement obligates the parties to negotiate in good faith on the terms and conditions for Lonza to supply some or all of our total requirements for the commercial supply of the API for XP13512. In the event that the parties cannot agree to the terms and conditions for Lonza to provide some or all of our API commercial supply needs, we would not be able to manufacture API until a qualified alternative supplier was identified, which could also delay the development of, and impair our ability to commercialize, this product candidate.
     In addition, we currently rely on Cardinal Health PTS, LLC and Patheon Inc. as suppliers for XP13512 formulated in sustained-release tablets for clinical trials at specified transfer prices under a quotation agreed upon by the parties that forms a part of master services agreements. In the event that Cardinal Health and Patheon terminate the agreements under specified circumstances, we would not be able to manufacture XP13512 sustained-release tablets until a qualified alternative supplier is identified. This could delay the development of, and impair our ability to commercialize, XP13512.
     We currently rely on Heumann Pharma GmbH as our single source supplier of R-baclofen, the active agent used to make XP19986, under purchase orders issued from time to time. We are not aware of any alternative suppliers of R-baclofen. If we were unable to identify a qualified alternative supplier of R-baclofen, this could delay the development of, and impair our ability to commercialize, this product candidate.

     We currently rely on Lonza as the single source supplier of our current worldwide requirements of XP19986 in API form through our initial Phase 2 clinical trials under a manufacturing services and product supply agreement. In the event that Lonza terminates the agreement in response to a breach by us, we would not be able to manufacture the API until a qualified alternative supplier was identified. Our current agreement with Lonza does not provide for the entire supply of the API necessary for additional Phase 2 and Phase 3 clinical trials or for full-scale commercialization. However, the manufacturing services and product supply agreement obligates the parties to negotiate in good faith on the terms and conditions for Lonza to supply some or all of our total requirements for the commercial supply of the API for XP19986. In the event that the parties cannot agree to the terms and conditions for Lonza to provide some or all of our API commercial supply needs, we would not be able to manufacture API until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, this product candidate.
     Cardinal Health provides our requirements of XP19986 for clinical trials in the form of capsules containing controlled-release beads, at specified transfer prices under a quotation agreed upon by the parties as a part of a master services agreement. We rely on Cardinal Health as a single source supplier for capsules of XP19986. In the event that Cardinal Health terminates the agreement under specified circumstances, we would not be able to manufacture XP19986 until a qualified alternative supplier is identified. This could delay the development of, and impair our ability to commercialize, XP19986.
     We have generated data demonstrating that XP13512 is stable at room temperature when packaged appropriately. While we currently ship XP13512 using refrigerated containers, we anticipate that the packaging improvements that we have made will alleviate the need to ship this product candidate for commercial sale using refrigerated containers. If we are unable to achieve these packaging and shipping improvements, we may incur additional expenses and delays that could impair our ability to generate product revenue.
     If we are required to obtain alternate third-party manufacturers, it could delay or prevent the clinical development and commercialization of our product candidates.
     We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with Teva, Lonza, Patheon or Cardinal Health for XP13512, or Heumann, Lonza or Cardinal Health for XP19986, or to do so at an acceptable cost, or if these suppliers fail to meet our requirements for these product candidates for any reason, we would be required to obtain alternative suppliers. Any inability to obtain qualified alternative suppliers, including an inability to obtain or delay in obtaining approval of an alternative supplier from the FDA, would delay or prevent the clinical development and commercialization of these product candidates.
     The formulation of XP13512 that has been tested in humans to date has been performed by entities other than Patheon. Until we satisfactorily complete a Phase 1 clinical trial using the Patheon formulation of XP13512, there is a possibility that the results of our clinical trials completed to this point will not be replicated using Patheon’s formulation of XP13512. The failure to replicate these earlier clinical trials would delay our clinical development timelines.
     Use of third-party manufacturers may increase the risk that we will not have adequate supplies of our product candidates.
     Our current and anticipated future reliance on third-party manufacturers will expose us to risks that could delay or prevent the initiation or completion of our clinical trials, the submission of applications for regulatory approvals, the approval of our products by the FDA or the commercialization of our products or result in higher costs or lost product revenues. In particular, our contract manufacturers:

•	could encounter difficulties in achieving volume production, quality control and quality assurance or suffer shortages of qualified personnel, which could result in their inability to manufacture sufficient quantities of drugs to meet our clinical schedules or to commercialize our product candidates;

•	could terminate or choose not to renew manufacturing agreements, based on their own business priorities, at a time that is costly or inconvenient for us;

•	could fail to establish and follow FDA-mandated current good manufacturing practices, or cGMPs, which are required for FDA approval of our product candidates, or fail to document their adherence to cGMPs, either of which could lead to significant delays in the availability of material for clinical study and delay or prevent marketing approval for our product candidates; and

•	could breach, or fail to perform as agreed under, manufacturing agreements.
     If we are not able to obtain adequate supplies of our product candidates, it will be more difficult for us to develop our product candidates and compete effectively. Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. For example, gabapentin is also marketed as generic gabapentin by Teva, one of our third-party manufacturers.
     In addition, Lonza, Patheon, Heumann and Teva are located outside of the United States. This may give rise to difficulties in importing our product candidates or their components into the United States as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation or defective packaging.
     Safety issues with the parent drugs or other components of our product candidates, or with approved products of third parties that are similar to our product candidates, could give rise to delays in the regulatory approval process.
     Discovery of previously unknown problems with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. The FDA approved gabapentin, the parent drug for our XP13512 product candidate, in 1993, and, to date, it has been used in approximately 12 million patients. Baclofen, the R-isomer of which is the parent drug for our XP19986 product candidate, has been used since 1977. The FDA has not approved the R-isomer of baclofen for use in humans. Although gabapentin and baclofen have been successfully used in patients for many years, newly observed toxicities, or worsening of known toxicities, in patients receiving gabapentin or baclofen could result in increased regulatory scrutiny of XP13512 or XP19986.
     Our product candidates are engineered to be broken down by the body’s natural metabolic processes and to release the parent drug and other metabolic substances. While these breakdown products are generally regarded as safe, it is possible that there will be unexpected toxicity associated with these breakdown products that could cause either or both of XP13512 and XP19986 to be poorly tolerated by, or toxic to, humans. Any unexpected toxicity or suboptimal tolerance of our Transported Prodrugs would delay or prevent commercialization of these product candidates.
     Additionally, problems with approved products marketed by third parties that utilize the same therapeutic target as the parent drug of our product candidates could adversely affect the development of our product candidates. For example, the recent product withdrawals of Vioxx by Merck & Co., Inc. and Bextra from Pfizer due to safety issues caused other drugs that have the same therapeutic target, such as Celebrex from Pfizer, to receive additional scrutiny from regulatory authorities. If either gabapentin or pregabalin, a recently approved drug from Pfizer, encounters unexpected toxicity problems in humans, the

FDA may delay or prevent the regulatory approval of XP13512 since it is a member of the same class of drugs and shares the same therapeutic target as gabapentin and pregabalin. The FDA has recently requested that all makers of epilepsy drugs, including Neurontin, analyze their clinical trial data to determine whether these drugs increase the risk of suicide in patients. Finally, if the FDA determines that a drug may present a risk of substance abuse, it can recommend to the DEA that the drug be scheduled under the Controlled Substances Act. While gabapentin is not a scheduled drug at the present time, pregabalin will be scheduled as a controlled substance. Since pregabalin will be a scheduled drug, it is possible that the FDA may require additional testing of XP13512, the results of which could lead the FDA to conclude that XP13512 should be scheduled as well. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA regulates the amount of a scheduled substance that is available for clinical trials and commercial distribution. Accordingly, any scheduling action that the FDA and DEA may take with respect to XP13512 may delay its clinical trial and approval process. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition.
     We may not be successful in our efforts to identify or discover additional Transported Prodrug candidates.
     An important element of our strategy is to identify, develop and commercialize Transported Prodrugs that improve upon the absorption, distribution and/or metabolism of drugs that have already received regulatory approval. Other than XP13512 and XP19986, all of our research and development programs are at a preclinical stage. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:
•	the research methodology used may not be successful in identifying potential product candidates; or

•	potential product candidates may, on further study, be shown to have harmful side effects or other characteristics suggesting that they are unlikely to be effective products.
     If we are unable to develop suitable product candidates through internal research programs or otherwise, we will not be able to increase our revenues in future periods, which could result in significant harm to our financial position and adversely impact our stock price.
     Our product candidates will remain subject to ongoing regulatory review even if they receive marketing approval. If we fail to comply with continuing regulations, we could lose these approvals and the sale of our products could be suspended.
     Even if we receive regulatory approval to market a particular product candidate, the approval could be conditioned on us conducting additional, costly, post-approval studies or could limit the indicated uses included in our labeling. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market or impede or delay our ability to obtain regulatory approvals in additional countries. In addition, the manufacturer of the product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product will remain subject to extensive regulatory requirements.
     If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities or previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:
•	restrictions on the products, manufacturers or manufacturing processes;

•	warning letters;

•	civil or criminal penalties or fines;

•	injunctions;

•	product seizures, detentions or import bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	suspension or withdrawal of regulatory approvals;

•	total or partial suspension of production; and

•	refusal to approve pending applications for marketing approval of new drugs or supplements to approved applications.
     Because we have a number of product candidates and are considering a variety of target indications, we may expend our limited resources to pursue a particular candidate or indication and fail to capitalize on candidates or indications that may be more profitable or for which there is a greater likelihood of success.
     Because we have limited financial and managerial resources, we must focus on research programs and product candidates for the specific indications that we believe are the most commercially promising. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, we may spend valuable time and managerial and financial resources on research programs and product candidates for specific indications that ultimately do not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in situations where it would have been more advantageous for us to retain sole rights to development and commercialization.
     We expect to depend on collaborative arrangements to complete the development and commercialization of some of our product candidates. These collaborative arrangements may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.
     We plan to enter into collaborative arrangements with third parties to develop and commercialize some of our product candidates. Dependence on collaborative arrangements for development and commercialization of our product candidates will subject us to a number of risks, including:
•	we may not be able to control the amount and timing of resources that our collaborators may devote to the development or commercialization of product candidates or to their marketing and distribution;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	disputes may arise between us and our collaborators that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;

•	our collaborators may experience financial difficulties;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

•	a collaborator could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•	the collaborative arrangements may be terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates.
     If we do not establish collaborations for XP13512 and XP19986, we will have to alter our development and commercialization plans.
     Our strategy includes selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our product candidates, including XP13512 and XP19986. We intend to do so especially for indications that involve a large, primary care market that must be served by large sales and marketing organizations. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any collaborations because of the numerous risks and uncertainties associated with establishing collaborations. If we are unable to negotiate an acceptable collaboration, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.
     The commercial success of any products that we may develop will depend upon the degree of market acceptance among physicians, patients, healthcare payors and the medical community.
     Any products that we may develop may not gain market acceptance among physicians, patients, healthcare payors and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	demonstration of efficacy and safety in clinical trials;

•	the prevalence and severity of any side effects;

•	potential or perceived advantages over alternative treatments;

•	perceptions about the relationship or similarity between our product candidates and the parent drug upon which each Transported Prodrug candidate was based;

•	the timing of market entry relative to competitive treatments;

•	the ability to offer our product candidates for sale at competitive prices;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support;

•	sufficient third-party coverage or reimbursement; and

•	the product labeling or product insert required by the FDA or regulatory authorities in other countries.
     If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate product revenue.
     We do not have a sales and marketing organization and have no experience in the sales, marketing and distribution of pharmaceutical products. There are risks involved with establishing our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. Developing an internal sales force is expensive and time-consuming and could delay any product launch. On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any products that we develop ourselves.
     We plan to establish our own specialty sales force and engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to sell, market and distribute our products. We may not be able to establish these sales and distribution relationships on acceptable terms, or at all. Factors that may inhibit our efforts to commercialize our products without collaborators or licensees include:
•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.
     Because the establishment of sales and marketing capabilities depends on the progress towards commercialization of our product candidates and because of the numerous risks and uncertainties involved with establishing our own sales and marketing capabilities, we are unable to predict when we will establish our own sales and marketing capabilities. If we are not able to partner with a third party and are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing our product candidates, which would adversely affect our business and financial condition.
     Our ability to generate revenue from any products that we may develop will depend on reimbursement and drug pricing policies and regulations.
     Many patients may be unable to pay for any products that we may develop. In the United States, many patients will rely on Medicare, Medicaid, private health insurers and other third-party payors to pay for their medical needs. Our ability to achieve acceptable levels of reimbursement for drug treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract collaborative partners to invest in the development of, our product candidates. We cannot be sure that reimbursement in the United States, Europe or elsewhere will be available for any products that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. Third-party payors increasingly are challenging prices charged for medical products and services, and many third-party payors may refuse to provide reimbursement for particular drugs when an equivalent generic drug is available. Although we believe any products that we may develop will represent an improvement over the parent drugs upon which they are based to be considered unique and not subject to substitution by a generic parent drug, it is possible that a third-party payor may consider our product candidate and the generic parent drug as equivalents and only offer to reimburse patients for the generic drug. Even if we show improved efficacy or improved convenience of administration with our product candidate, pricing of the existing parent drug may limit the amount we will be able to charge for our product candidate. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, and may not be able to obtain a satisfactory financial return on products that we may develop.
     The trend toward managed healthcare in the United States and the changes in health insurance programs, as well as legislative proposals to reform healthcare or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may be offered by us. In addition, any future regulatory changes regarding the healthcare industry or third-party coverage and reimbursement may affect demand for any products that we may develop and could harm our sales and profitability.
     If our competitors are able to develop and market products that are more effective, safer or less costly than any products that we may develop, our commercial opportunity will be reduced or eliminated.
     We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair our ability to commercialize our product candidates.
     We estimate that we have at least five competitors in the neuropathic pain and RLS therapeutic areas, including GlaxoSmithKline plc, Eli Lilly and Company and Pfizer. Competition for XP13512 could include approved drugs that act on the same target as XP13512, such as pregabalin, Neurontin and generic gabapentin; anti-Parkinson product candidates that are being developed for the treatment of RLS, such as ropinirole, which has recently been approved for the treatment of moderate-to-severe RLS, and pramipexole, which is in Phase 3 testing for RLS; serotonin norepinephrine inhibitors, such as duloxetine, which is approved for the management of painful diabetic neuropathy; and Gabapentin GR from

Depomed, Inc., for which Phase 2 testing for PHN was initiated in the first quarter of this year. We are aware that generic gabapentin is marketed by Alpharma Inc., Pfizer and Teva, and that it is prescribed off-label to treat a variety of conditions. We estimate that XP19986 could have several generic drug competitors in the spasticity area. There are several drugs approved for the treatment of spasticity, such as baclofen, diazepam, dantrolene sodium and tizanidine, and many therapies in development, such as Fampridine-SR from Acorda Therapeutics, Inc., that could compete with XP19986. We estimate that we have at least three competitors in the GERD therapeutic area, including AstraZeneca and GlaxoSmithKline. In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.
     Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Established pharmaceutical companies may invest heavily to quickly discover and develop novel compounds that could make our product candidates obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. In addition, these third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing medicines before we do. We are also aware of other companies that may currently be engaged in the discovery of medicines that will compete with the product candidates that we are developing. In addition, in the markets that we are targeting, we expect to compete against current market-leading medicines. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition will suffer.
     Off-label sale or use of generic gabapentin products could decrease sales of XP13512 and could lead to pricing pressure if such products become available at competitive prices and in dosages that are appropriate for the indications for which we are developing XP13512.
     Physicians are permitted to prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those uses tested and approved by the FDA. Such off-label uses are common across medical specialties. Various products are currently sold and used off-label for some of the diseases and conditions that we are targeting, and a number of companies are or may be developing new treatments that may be used off-label. The occurrence of such off-label uses could significantly reduce our ability to market and sell any products that we may develop.
     We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to XP13512, the composition-of-matter patents relating to gabapentin have expired. Off-label prescriptions written for gabapentin could adversely affect our ability to generate revenue from the sale of XP13512, if approved for commercial sale. This could result in reduced sales and pricing pressure on XP13512, if approved, which in turn would reduce our ability to generate revenue and have a negative impact on our results of operations.
     If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.
     Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians. If we are not able to retain Drs. Barrett, Cundy, Dower, Gallop and Trân, we may not be able to successfully develop or commercialize our product candidates. Competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. In addition, none of our employees have employment commitments for any fixed period of time and could leave our employment at will. We do not carry “key person” insurance covering members of senior management or key scientific personnel. If we fail to identify, attract and retain qualified personnel, we may be unable to continue our development and commercialization activities.
     We will need to hire additional employees in order to commercialize our product candidates. Any inability to manage future growth could harm our ability to commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.
     In order to commercialize our product candidates, we will need to expand the number of our managerial, operational, financial and other employees. We currently anticipate that we will need between 150 and 250 additional employees by the time that XP13512 or XP19986 is initially commercialized, including 50 to 80 sales representatives. Because the projected timeframe of hiring these additional employees depends on the development status of our product candidates and because of the numerous risks and uncertainties associated with drug development, we are unable to project when we will hire these additional employees. While to date we have not experienced difficulties in recruiting, hiring and retaining qualified individuals, the competition for qualified personnel in the pharmaceutical and biotechnology field is intense.
     Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to manage any future growth effectively.
     If product liability lawsuits are brought against us, we will incur substantial liabilities and may be required to limit commercialization of any products that we may develop.
     We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products that we may develop caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•	decreased demand for any product candidates or products that we may develop;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	substantial monetary awards to clinical trial participants or patients;

•	loss of revenue; and

•	the inability to commercialize any products that we may develop.
     We have product liability insurance that covers our clinical trials up to a $5 million annual aggregate limit. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for any products that we may develop. Insurance coverage is increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

     If we use biological and hazardous materials in a manner that causes contamination, injury or violates laws, we may be liable for damages.
     Our research and development activities involve the use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We, the third parties that conduct clinical trials on our behalf and the third parties that manufacture our product candidates are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and waste products. The cost of compliance with these laws and regulations could be significant. The failure to comply with these laws and regulations could result in significant fines and work stoppages and may harm our business.
     Our facility is located in California’s Silicon Valley, in an area with a long history of industrial activity and use of hazardous substances, including chlorinated solvents. Environmental studies conducted prior to our leasing of the site found levels of metals and volatile organic compounds in the soils and groundwater at our site. While these constituents of concern predated our occupancy, certain environmental laws, including the U.S. Comprehensive, Environmental Response, Compensation and Liability Act of 1980, impose strict, joint and several liability on current operators of real property for the cost of removal or remediation of hazardous substances. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. As a result, while we have not been, we cannot rule out the possibility that we could in the future be held liable for costs to address contamination at the property beneath our facility, which costs could be material.
     We will need to implement additional finance and accounting systems, procedures and controls in the future as we grow our business and organization and to satisfy new reporting requirements.
     As a public reporting company, we must comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. We recently have been upgrading our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements. Compliance with Section 404 will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2006. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2006, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.
     Our facility is located near known earthquake fault zones, and the occurrence of an earthquake, extremist attack or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.
     Our facility is located near known earthquake fault zones and, therefore, is vulnerable to damage from earthquakes. In October 1989, a major earthquake struck this area and caused significant property damage and a number of fatalities. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist organizations, fire, floods and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. In addition, the unique nature of our research activities and of much of our equipment could make it difficult for us to recover from this type of disaster. We currently may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.
Risks Related to Ownership of our Common stock
     If our stock price is volatile, purchasers of our common stock could incur substantial losses.
     Our stock price is likely to be volatile. The market prices for securities of biopharmaceutical companies in general have been highly volatile. The market price of our common stock may be influenced by many factors, including:
•	adverse results or delays in our clinical trials;

•	the timing of achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the receipt of regulatory approval or the establishment of a commercial partnership for one or more of our product candidates;

•	announcement of FDA approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates, our clinical trials or our sales and marketing activities;

•	the commercial success of any product approved by the FDA or its foreign counterparts;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property infringement lawsuit involving us;

•	announcements of technological innovations or new products by us or our competitors;

•	market conditions for the biotechnology or pharmaceutical industries in general;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	restatements of our financial results and/or material weaknesses in our internal controls; and

•	the loss of any of our key scientific or management personnel.
     The stock markets in general, and the markets for biotechnology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations, divert management’s attention and resources, and possibly delay our clinical trials or commercialization efforts.
     Fluctuations in our operating results could cause our stock price to decline.
     The following factors are likely to result in fluctuations of our operating results from quarter to quarter and year to year:
•	adverse results or delays in our clinical trials;

•	the timing and achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the receipt of regulatory approval or the establishment of a commercial partnership for one or more of our product candidates;

•	announcement of FDA approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates, our clinical trials or our sales and marketing activities;

•	the commercial success of any product approved by the FDA or its foreign counterparts;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property infringement lawsuit involving us; and

•	announcements of technological innovations or new products by us or our competitors.
     Due to these fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular financial period the actual or anticipated fluctuations could be below the expectations of securities analysts or investors and our stock price could decline.
     Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.
     As of June 30, 2005, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially own approximately 39.9% of our common stock. As a result, these stockholders, acting together, will be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
     Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

     Provisions in our certificate of incorporation and our bylaws may delay or prevent an acquisition of us, a change in our management or other changes that stockholders may consider favorable. These provisions include:
•	a classified board of directors;

•	a prohibition on actions by our stockholders by written consent;

•	the ability of our board of directors to issue preferred stock without stockholder approval, which could be used to adopt a stockholders’ rights plan that would make it difficult for a third party to acquire us;

•	notice requirements for nominations for election to the board of directors; and

•	limitations on the removal of directors.
     Moreover, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.
     If there are substantial sales of our common stock, the market price of our common stock could drop substantially.
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of July 15, 2005, we had 19,737,569 outstanding shares of common stock. Of these shares, only the 5,000,000 shares of common stock sold in our initial public offering are freely tradable, without restriction, in the public market. The remaining shares of common stock are restricted as a result of securities laws or the lock-up agreements that the holders of these shares entered into with our underwriters in connection with our initial public offering. In addition, the 9,569 shares of our common stock sold in July 2005 upon the underwriters’ partial exercise of their over-allotment option are freely tradable, without restriction, in the public market.
     After the lock-up agreements pertaining to our initial public offering expire, up to an additional 14,737,569 shares will be eligible for sale in the public market subject to various vesting agreements, of which 5,435,993 are held by our directors and executive officers and their affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements.
     We have filed a registration statement covering 3,428,418 shares of common stock that are authorized for issuance under our stock option plans and employee stock purchase plan which can be freely sold in the public market upon issuance to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2005, we had cash and cash equivalents and short-term investments of $86.7 million consisting of cash and highly liquid investments deposited in a highly rated financial institution in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.
     We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amount of approximately $1.7 million and $2.1 million for the three and six months ended June 30, 2005 to this European contract manufacturer. We may be subject to exposure to fluctuations in foreign exchange rates in connection with these agreements. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures.
     Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) required by Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act, our chief executive officer and chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Changes in Internal Controls over Financial Reporting.
     There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Limitations on the Effectiveness of Controls.
     Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
     In the three-month period ended June 30, 2005, we sold 422,738 shares of our common stock pursuant to the exercise of warrants. Warrants to purchase 233,079 of the 422,738 shares of our common stock were exercised for cash in the aggregate amount of $23,000. Warrants to purchase 190,762 shares of common stock were net exercised such that 189,659 shares of common stock were issued. The issuances of the common stock underlying the warrants were exempt from registration pursuant to the Securities Act of 1933, as amended (the Securities Act), by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving a public offering. We believe that the issuances are exempt from the registration requirements of the Securities Act on the basis that: (1) the purchasers of the shares of common stock represented that they were accredited investors as defined under the Securities Act; (2) there was no general solicitation; and (3) the purchasers of the shares of common stock represented that they were purchasing such shares for their own account and not with a view towards distribution. The shares of common stock will carry a legend stating that the shares are not registered under the Securities Act and therefore can-not be resold unless they are registered under the Securities Act or unless an exemption to registration is available.
In the three-month period ended June 30, 2005, we sold an aggregate of 7,369 shares of our common stock to our directors, officers, employees and consultants for cash consideration in the aggregate amount of approximately $37,000 upon the exercise of stock options granted under our 1999 stock option plan. The issuances of the common stock underlying the options were exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701.
Use of Proceeds from the Sale of Registered Securities
     Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-122156), which was declared effective by the SEC on June 2, 2005 and pursuant to which we sold 5,000,000 shares of our common stock. Morgan Stanley & Co. Incorporated acted as the sole book running and joint lead manager for the offering, Deutsche Bank Securities acted as co-lead manager for the offering, and co-managers for the offering were Pacific Growth Equities, LLC and Lazard Capital Markets. As of June 30 2005, of approximately $46.3 million in net proceeds received by us in the offering, after deducting approximately $6.1 million in underwriting discounts, commissions and other costs and expenses all of the proceeds from the offering were invested in various interest-bearing instruments.
     In July 2005, the underwriters partially exercised their over-allotment option and purchased an additional 9,569 shares of our common stock, and we received net cash proceeds of approximately $70,000, after deducting underwriting discounts and commissions and other offering expenses.
     No payments were made to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.
Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
     On April 13, 2005, our stockholders authorized an amendment to our amended and restated certificate of incorporation (the Certificate of Incorporation) in connection with our initial public offering to: (i) effect a reverse stock split of the capital stock of the company (including all outstanding warrants and options exercisable for shares of capital stock of the company) with an exchange ratio of six-for-one; and (ii) amend the definition of “Additional Stock” in the Certificate of Incorporation. On April 13, 2005, there were 85,384,608 shares of common stock outstanding (on an as-if converted basis and without giving effect to the six-for-one reverse split of our common stock and preferred stock effected on April 15, 2005). The results of the voting (on an as-if-converted basis and without giving effect to the six-for-one reverse split of our common stock and preferred stock effected on April 15, 2005) from the stockholders that returned written consents to us is as follows:
•	For: 48,313,306
•	Against: None
Item 5. Other Information
None
Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (1)

(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc.

(Registrant)

August 10, 2005	/s/ Ronald W. Barrett

Ronald W. Barrett
Chief Executive Officer and Director

August 10, 2005	/s/ William G. Harris

William G. Harris
Senior Vice President of Finance and
Chief Financial Officer (principal
financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (1)

(1)	This certification accompanies the Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.