Form 10-Q
period 2005-09-30
XENOPORT INC
filed 2005-11-03
CIK 1130591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-51329

XenoPort, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3330837

(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

3410 Central Expressway, Santa Clara, California	95051

(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code): (408) 616-7200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑            No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐            No ☑
Total number of shares of common stock outstanding as of October 15, 2005: 19,744,147.

XENOPORT, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XENOPORT, INC.
BALANCE SHEETS
(in thousands)

	December 31,	September 30,
	2004	2005
	(unaudited)
Current assets:
Cash and cash equivalents	$36,554	$25,017
Short-term investments	23,691	53,809
Accounts receivable	1,354	—
Other current assets	1,219	1,792

Total current assets	62,818	80,618
Property and equipment, net	5,030	4,109
Restricted investments	3,169	3,177
Employee notes receivable	641	450
Deposits and other assets	35	16

Total assets	$71,693	$88,370

Current liabilities:
Accounts payable	$1,625	$1,274
Accrued compensation	1,348	1,082
Accrued preclinical and clinical costs	2,940	4,403
Other accrued liabilities	1,145	936
Deferred revenue	2,146	311
Convertible preferred stock dividends payable	97	—
Current portion of equipment financing obligations	923	714
Current portion of capital lease obligations	145	—
Current portion of liability for early exercise of employee stock options	452	340

Total current liabilities	10,821	9,060
Deferred rent and other	1,752	1,781
Noncurrent portion of equipment financing obligations	1,325	862
Noncurrent portion of liability for early exercise of employee stock options	370	538
Commitments
Convertible preferred stock, $0.001 par value; 12,308,734 and 5,000,000 shares authorized at December 31, 2004 and September 30, 2005, respectively; 11,749,361 shares and no shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	148,804	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 18,500,000 shares and 60,000,000 shares authorized at December 31, 2004 and September 30, 2005, respectively; 1,574,830 shares and 19,441,473 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	2	19
Additional paid-in capital	8,238	210,047
Notes receivable from stockholders	(560)	(158)
Deferred stock compensation	(2,894)	(5,260)
Accumulated other comprehensive loss	(100)	(95)
Accumulated deficit	(96,065)	(128,424)

Total stockholders’ (deficit) equity	(91,379)	76,129

Total liabilities and convertible preferred stock and stockholders’ (deficit) equity	$71,693	$88,370

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2005	2004	2005
	(unaudited)		(unaudited)
Revenues:
Collaboration revenue	$2,095	$711	$6,380	$4,231
Grant revenue	242	—	950	85

Total revenues	2,337	711	7,330	4,316

Operating expenses:
Research and development*	9,231	8,817	24,182	29,604
General and administrative*	2,050	2,618	5,531	7,378

Total operating expenses	11,281	11,435	29,713	36,982

Loss from operations	(8,944)	(10,724)	(22,383)	(32,666)
Interest income	161	720	498	1,463
Interest expense	(77)	(52)	(262)	(187)

Net loss	(8,860)	(10,056)	(22,147)	(31,390)
Convertible preferred stock dividends	—	—	—	(969)

Loss applicable to common stockholders	$(8,860)	$(10,056)	$(22,147)	$(32,359)

Basic and diluted loss per share applicable to common stockholders	$(7.25)	$(0.52)	$(19.08)	$(3.43)

Shares used to compute basic and diluted loss per share applicable to common stockholders	1,221,348	19,263,715	1,160,843	9,423,567

Pro forma basic and diluted net loss per common share	$(0.78)	$(0.52)	$(1.99)	$(1.95)

Shares used to compute pro forma basic and diluted net loss per common share	11,304,058	19,263,715	11,106,323	16,076,240

*	Includes non-cash amortization of deferred stock-based compensation as follows:

Research and development	$66	$216	$112	$650
General and administrative	65	308	83	1,330

	$131	$524	$195	$1,980

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months
	Ended September 30,
	2004	2005
	(unaudited)
Operating activities
Net loss	$(22,147)	$(31,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,687	1,619
Amortization of investment premiums and discounts	425	(191)
Amortization of deferred compensation	195	1,980
Stock-based compensation expense- employees	112	128
Stock-based compensation expense- consultants	94	281
Change in assets and liabilities:
Accounts receivable	3	1,354
Other current assets	(191)	(573)
Notes receivable from employees	(191)	191
Deposits and other assets	3	19
Accounts payable	(493)	(351)
Accrued compensation	56	(266)
Accrued preclinical and clinical costs	892	1,463
Other accrued liabilities	161	(209)
Deferred revenue	(2,075)	(1,835)
Deferred rent and other	404	29

Net cash used in operating activities	(21,065)	(27,751)

Investing activities
Purchases of investments	(42,596)	(67,932)
Proceeds from maturities of investments	27,879	38,010
Change in restricted investments	(140)	(8)
Purchases of property and equipment	(1,049)	(698)

Net cash used in investing activities	(15,906)	(30,628)

Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs, and exercise of warrants	36,595	61
Proceeds from issuance of common stock and exercise of stock options and warrants	225	47,604
Repurchases of common stock	(12)	(6)
Proceeds from equipment financing obligations	1,398	84
Principal payments on capital leases and equipment financing obligations	(1,922)	(901)

Net cash provided by financing activities	36,284	46,842

Net decrease in cash and cash equivalents	(687)	(11,537)
Cash and cash equivalents at beginning of period	11,293	36,554

Cash and cash equivalents at end of period	$10,606	$25,017

Supplemental schedule of noncash investing and financing activities
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$149,919

Warrants issued in connection with equipment financing and facility lease arrangements	$12	$—

Warrants issued in connection with a preferred stock financing	$2,806	$—

Issuance of common stock in exchange for notes receivable from stockholders	$315	$—

Issuance of common stock in a cashless exercise of a warrant	$—	$12

Reclassification of the unvested portion of common stock from early exercises of stock options to a liability	$435	$442

Vesting of common stock from early exercises of stock options	$17	$386

Deferred stock compensation, net of forfeitures	$3,179	$4,346

Stock dividends payable to preferred stockholders	$—	$969

Disposal of property and equipment at no gain or loss	$37	$49

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
NOTES TO FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Nature of Operation
     XenoPort, Inc. (XenoPort or the Company) was incorporated in the state of Delaware on May 19, 1999. XenoPort is a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of existing drugs. The Company’s facilities are located in Santa Clara, California.
Basis of Preparation
     The accompanying financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2004 and 2005 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2005, results of operations for the three and nine months ended September 30, 2004 and 2005 and cash flows for the nine months ended September 30, 2004 and 2005. Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. The financial data and other information disclosed in these notes to the financial statements related to the three- and nine-month periods are unaudited. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in the Company’s Registration Statement on Form S-1 (as amended), which was declared effective by the Securities and Exchange Commission (the SEC) on June 2, 2005.
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
     The underwriters of the Company’s initial public offering were granted the right to purchase up to an additional 750,000 shares of the Company’s common stock to cover over-allotments, if any. On July 2, 2005, the underwriters partially exercised their over-allotment option and purchased an additional 9,569 shares of the Company’s common stock, and the Company received net cash proceeds of approximately $63,000, after deducting underwriting discounts and commissions and other estimated offering expenses.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2005	2004	2005
	(unaudited)		(unaudited)
Historical
Numerator:
Loss applicable to common stockholders (in thousands)	$(8,860)	$(10,056)	$(22,147)	$(32,359)

Denominator:
Weighted-average common shares outstanding	1,433,589	19,737,415	1,380,381	9,938,550
Less: Weighted-average unvested common shares subject to repurchase	(212,241)	(473,699)	(219,538)	(514,983)

Denominator for basic and diluted loss per share applicable to common stockholders	1,221,348	19,263,715	1,160,843	9,423,567

Basic and diluted loss per share applicable to common stockholders	$(7.25)	$(0.52)	$(19.08)	$(3.43)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2005	2004	2005
	(unaudited)		(unaudited)
Pro forma
Numerator:
Net loss (in thousands)	$(8,860)	$(10,056)	$(22,147)	$(31,390)

Denominator:
Shares used above	1,221,348	19,263,715	1,160,843	9,423,567
Pro forma adjustments to reflect assumed weighted-average effect of conversion of preferred stock	10,082,710	—	9,945,480	6,652,673

Shares used to compute pro forma basic and diluted net loss per share	11,304,058	19,263,715	11,106,323	16,076,240

Pro forma basic and diluted net loss per share	$(0.78)	$(0.52)	$(1.99)	$(1.95)

Historical outstanding dilutive securities not included in diluted loss per share applicable to common stockholders calculation
Preferred stock	10,082,710	—	10,082,710	—

Options to purchase common stock	1,345,471	1,600,052	1,345,471	1,600,052

Warrants outstanding	753,663	38,872	753,663	38,872

	12,181,844	1,638,924	12,181,844	1,638,924

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
     The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation. For purposes of pro forma disclosures, the estimated fair value of the options and purchase rights are assumed to be amortized to expense over the options’ and purchase rights’ vesting periods. The resulting effect on net loss pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123 in future periods, since future periods are likely to include additional grants and the impact of future periods’ vesting.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2005	2004	2005
	(unaudited)		(unaudited)
Net loss, as reported	$(8,860)	$(10,056)	$(22,147)	$(31,390)
Add: Stock-based employee compensation expense based on intrinsic value method	193	524	307	2,108
Less: Stock-based employee compensation expense determined under the fair value method for all awards	(420)	(1,238)	(804)	(3,211)

Pro forma net loss	(9,087)	(10,770)	(22,644)	(32,493)
Convertible preferred stock dividends	—	—	—	(969)

Pro forma loss applicable to common stockholders	$(9,087)	$(10,770)	$(22,644)	$(33,462)

Loss per share applicable to common stockholders:
Basic and diluted, as reported	$(7.23)	$(0.52)	$(18.99)	$(3.44)

Basic and diluted, pro forma	$(7.41)	$(0.56)	$(19.42)	$(3.55)

     Prior to the initial public offering, certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. The Company recorded deferred stock compensation of $2.1 million and zero for the three months ended September 30, 2004 and 2005, respectively, and $3.2 million and $4.4 million for the nine months ended September 30, 2004 and 2005, respectively, in accordance with APB 25, and will amortize these amounts on a straight-line basis over the related vesting period of the options. The Company reversed zero and $2,000 in the three months ended September 30, 2004 and 2005, respectively, and zero and $55,000 in the nine months ended September 30, 2004 and 2005, respectively, of deferred stock compensation due to forfeitures in connection with employee terminations. The Company recorded employee stock compensation expense associated with the amortization of deferred stock compensation of $131,000 and $523,000 for the three months ended September 30, 2004 and 2005, respectively, and $195,000 and $2.0 million for the nine months ended September 30, 2004 and 2005, respectively.
     The expected future amortization expense for deferred stock compensation as of September 30, 2005 is as follows (in thousands):

2005 remaining period	$438
2006	1,752
2007	1,752
2008	1,318

$5,260

     The fair value for the Company’s employee stock options and employee stock purchase plan (ESPP) rights were estimated at the date of grant using the Black-Scholes option valuation method with the following assumptions:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2005	2004	2005
	(unaudited)		(unaudited)
Dividend yield	0%	0%	0%	0%
Volatility for options	0.80	0.75	0.75	0.75
Volatility for ESPP rights	—	0.42	—	0.42
Weighted-average expected life of options (years)	5.00	6.25	5.00	6.25
Weighted-average expected life of ESPP rights (years)	—	0.50	—	0.50
Risk-free interest rate for options	4.41%	4.07%	3.40%	4.00%
Risk-free interest rate for ESPP rights	—	3.40%	—	3.40%
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
     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the results of operations based on their fair values. The amendment is effective for public companies in fiscal periods beginning after June 15, 2005. On April 14, 2005, the SEC adopted a rule amendment that delayed the compliance date for SFAS 123R such that the Company is required to implement the new standard no later than January 1, 2006. The Company expects to continue to grant stock-based compensation to employees. Although the Company has not completed its analysis to quantify the impact of the adoption of the new standard, the Company has determined that it will apply the modified prospective method of adoption for the new standard, that it will use the Black-Scholes Merton model for the purposes of valuing option grants and that implementation will have a material impact on the Company’s financial statements.
4. Comprehensive Loss
     The Company displays comprehensive loss and its components as part of the annual statement of stockholders’ deficit. Comprehensive loss is comprised of net loss and unrealized gains and losses on available-for-sale securities. Total comprehensive loss for the three and nine months ended September 30, 2004 and 2005 is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2005	2004	2005
	(unaudited)		(unaudited)
Net loss	(8,860)	(10,056)	(22,147)	(31,390)
Change in unrealized gain (loss) on available-for-sale securities	43	(35)	(118)	5

	$(8,817)	$(10,091)	$(22,265)	$(31,385)

5. Recent Accounting Pronouncements
     In March 2004, the EITF reached a consensus on EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF No. 03-1 provides guidance regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. In September 2004, the EITF delayed the effective date for the measurement and recognition guidance. The Company is in the process of evaluating the effect of adopting the measurement and recognition provisions of EITF No. 03-1.

6. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments
     The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

		Gross
		Unrealized	Estimated
	Cost	Losses	Fair Value
As of December 31, 2004:
Cash	$2,748	$—	$2,748
Money market funds	33,806	—	33,806
Government debt securities	23,791	(100)	23,691
Corporate debt securities	—	—	—
Certificate of deposit	3,169	—	3,169

	$63,514	$(100)	$63,414

Reported as:
Cash and cash equivalents			$36,554
Short-term investments			23,691
Restricted investments			3,169

			$63,414

		Gross
		Unrealized	Estimated
	Cost	Losses	Fair Value
As of September 30, 2005:
Cash	$1,429	$—	$1,429
Money market funds	8,619	—	8,619
Government debt securities	46,413	(82)	46,331
Corporate debt securities	22,460	(13)	22,447
Certificate of deposit	3,177	—	3,177

	$82,098	$(95)	$82,003

Reported as:
Cash and cash equivalents			$25,017
Short-term investments			53,809
Restricted investments			3,177

			$82,003

     At December 31, 2004 and September 30, 2005, the contractual maturities of investments held were less than one year. There were no gross realized gains or losses from sales of securities in the periods presented.
7. 2005 Employee Stock Purchase Plan
     In January 2005, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2005 Employee Stock Purchase Plan (the Purchase Plan). The Company has reserved a total of 250,000 shares of common stock for issuance under the Purchase Plan. In addition, the Company’s board of directors may increase the share reserve as of each January 1, from January 1, 2006 through January 1, 2015, by an amount not to exceed the lesser of 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or 250,000 shares. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or after a purchase period ends. As of September 30, 2005, no shares had been issued under the Purchase Plan.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors.” We hereby qualify our forward-looking statements by these cautionary statements. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
     We are a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of existing drugs. Our most advanced product candidate, XP13512, has successfully completed a Phase 2b clinical trial for the treatment of restless legs syndrome, or RLS. RLS is a common, under-diagnosed neurological disorder that frequently manifests itself as a sleep disorder. This product candidate has also successfully completed a Phase 2a clinical trial for the management of post-herpetic neuralgia, or PHN. PHN is a chronic type of neuropathic pain, which is pain resulting from nerve damage. In addition, we have recently initiated a Phase 2a clinical trial of XP19986 in gastroesophageal reflux disease, or GERD, patients. GERD is a digestive system disorder caused by inappropriate relaxations of the lower esophageal sphincter, which is a combination of muscles that controls the junction between the esophagus and the stomach. GERD is characterized by the frequent, undesirable passage of stomach contents into the esophagus that results in discomfort and potential damage to the lining of the esophagus.
     Our innovative product candidates, which we refer to as Transported Prodrugs, are created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct deficiencies in the oral absorption, distribution and/or metabolism of the parent drug. We have designed our current Transported Prodrugs to be actively transported from the gastrointestinal tract into the bloodstream, where they are metabolized to release the parent drug. We hold all worldwide commercial rights to our product candidates. Our current portfolio of proprietary product candidates includes the following:

•	XP13512 for RLS. XP13512 is a Transported Prodrug of gabapentin that we have shown to be effective in a Phase 2a clinical trial for the treatment of RLS. We have also completed a Phase 2b clinical trial for the treatment of RLS using once-daily doses of XP13512. We expect to initiate a Phase 3 clinical trial program for XP13512 in RLS patients in the first half of 2006.

•	XP13512 for Neuropathic Pain, Including PHN. We have also shown in a Phase 2a clinical trial that XP13512 is effective for the management of PHN. We also intend to develop XP13512 for other neuropathic pain conditions, such as painful diabetic neuropathy.

•	XP19986 for GERD and Spasticity. XP19986 is a Transported Prodrug of R-baclofen that is in development for the treatment of GERD. We recently completed a Phase 1 clinical trial that compared various formulations of XP19986, and believe we have identified a formulation suitable for twice-daily dosing. We are currently conducting additional clinical trials of XP19986, including a Phase 2a clinical trial in GERD patients. We also intend to develop XP19986 for the treatment of the symptoms of spasticity.

•	XP21279 for Parkinson’s Disease. We are developing our product candidate XP21279, a Transported Prodrug of levodopa (L-Dopa), for the treatment of Parkinson’s disease. XP21279 is designed to improve therapy for patients suffering from Parkinson’s disease, a disabling and progressive illness that affects 1 in 1000. We intend to file an Investigational New Drug application for XP21279 in the first half of 2007.

•	XP20925 for Migraine and Chemotherapy-Induced Nausea and Vomiting. XP20925 is a Transported Prodrug of propofol that is in preclinical development for the treatment of migraine and chemotherapy-induced nausea and vomiting. Currently, we plan to continue XP20925's development at an appropriate time in the future depending on the availability of future resources.
     We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated any product revenues. We have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners, capital lease and equipment financings and government grants. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. We expect our research and development expenses to continue to increase as we expand our development programs, and, subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force and increased manufacturing expenses. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses or when we plan to establish a North American specialty sales force. As of September 30, 2005, we had an accumulated deficit of approximately $128.4 million.
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

     In December 2002, we entered into a collaboration with ALZA Corporation to discover, develop and commercialize Transported Prodrugs of certain generic parent drugs that are poorly absorbed in the intestines. This collaboration ended in March of this year. ALZA made an up-front, non-refundable cash payment upon initiation of the collaboration and provided annual research funding on a full-time equivalent employee basis. As of September 30, 2005, we had recognized an aggregate of $12.2 million of revenue pursuant to the agreement.
     In November 2003, we entered into a collaboration with Pfizer Inc to develop technologies to assess the role of active transport mechanisms in delivering drugs into the central nervous system. Pfizer made an up-front payment and supports a number of full-time equivalent employees through November 2005. As of September 30, 2005, we had recognized an aggregate of $6.2 million of revenue pursuant to the agreement. The program is exclusive during the term of the collaboration and provides Pfizer with non-exclusive rights to resulting technologies.
     In December 2004, we issued 1,666,651 shares of our Series D convertible preferred stock, raising net proceeds of approximately $24.9 million. Holders of the Series D convertible preferred stock were entitled to receive dividends in shares of Series D convertible preferred stock at the rate of $1.35 per share per annum. We have reported the loss applicable to common stockholders after giving effect to the dividends paid. In connection with the closing of our initial public offering, 71,080 shares of our Series D convertible preferred stock were issued as in-kind dividends payable on our Series D convertible preferred stock, and all of the outstanding shares of Series D convertible preferred stock, including the in-kind dividends, were automatically converted into 1,737,731 shares of common stock.
     In June 2005, we issued 5,000,000 shares of our common stock, raising net proceeds of approximately $46.3 million in connection with our initial public offering. In July 2005, the underwriters partially exercised their over-allotment option and purchased an additional 9,569 shares of our common stock, for which we received net cash proceeds of approximately $63,000, after deducting underwriting discounts and commissions and other offering expenses.
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and significant judgments and estimates have not changed since our Registration Statement on Form S-1, as amended, which was declared effective by the SEC on June 2, 2005.
Results of Operations
     Three and Nine Months Ended September 30, 2004 and 2005
     Revenues
     Our revenues have consisted primarily of amounts earned for providing research and development services under our collaborations with ALZA and Pfizer, non-refundable, up-front fees received in connection with both agreements, and federal grants under the Small Business Innovation Research, or SBIR, and the National Institute of Standards and Technology, Advanced Technology Program, or ATP, programs.

	Three Months				Nine Months
	Ended				Ended
	September 30,		Change		September 30,		Change
	2004	2005	$	%	2004	2005	$	%
			(in thousands, except percentages)
Revenues	$2,337	$711	$(1,626)	(70)%	$7,330	$4,316	$(3,014)	(41)%
     The decrease in revenues in the three months ended September 30, 2005 compared to the same period in 2004 was primarily the result of the following factors:
•	the conclusion of the ALZA collaboration in March 2005, which had generated $1.1 million in the quarter ended September 30, 2004;

•	$268,000 less revenue from the Pfizer collaboration due to timing differences compared to 2004; and

•	$242,000 less grant revenues due to the completion of both the ATP and SBIR grants in October 2004 and February 2005, respectively.
     The decrease in revenues in the nine months ended September 30, 2005 compared to the same period was primarily the result of the following factors:
•	a $1.7 million decrease in ALZA collaboration revenue due to the conclusion of the collaboration in March 2005;

•	$490,000 less revenue from the Pfizer collaboration due to timing differences compared to 2004; and

•	$864,000 less grant revenues due to the completion of both the ATP and SBIR grants in October 2004 and February 2005, respectively.
     The conclusion of our ALZA collaboration will result in a reduction of approximately $3.2 million in collaboration revenues during 2005 as compared to 2004. Our Pfizer collaboration will expire in November 2005. In addition, we completed work under our last remaining federal grant, our SBIR grant, in February 2005. We expect revenues to fluctuate in future years primarily depending upon the extent to which we offset the impact of the completion of our collaborations by entering into new collaborations.
     Research and Development Expenses
     Of the total research and development expenses for the three and nine months ended September 30, 2004 and 2005, the allocation of costs associated with research and preclinical and clinical development activities approximated the following:

	Three Months				Nine Months
	Ended				Ended
	September 30,		Change		September 30,		Change
	2004	2005	$	%	2004	2005	$	%
	(in thousands, except percentages)
Research and preclinical	$4,390	$3,452	$(938)	(21)%	$13,208	$11,012	$(2,196)	(17)%
Clinical development	$4,841	$5,365	$524	11%	$10,974	$18,592	$7,618	69%

Total research and development	$9,231	$8,817	$(414)	4%	$24,182	$29,604	$5,422	22%

     We group our research and development activities into two major categories: “research and preclinical” and “clinical development.” The results for the three and nine months ended September 30, 2005 reflected changes to our research and development departmental structure made in the second quarter of 2005 that caused approximately $342,000 of expenditures that would previously have been recorded as research and preclinical costs to be reclassified to clinical development. The results for the three- and nine-month periods ended September 30, 2004 have not been adjusted to reflect these changes to our departmental structure.
     The decrease in total research and development expenses in the three months ended September 30, 2005 compared to the same period in 2004 was principally due to the following changes:
•	decrease in clinical studies costs of $780,000 offset by increases in manufacturing and toxicology costs of $605,000 and $128,000, respectively, for XP13512;

•	increase in clinical studies costs of $339,000, offset by decreases in manufacturing costs, toxicology costs and preclinical studies costs of $67,000, $217,000 and $101,000, respectively, for XP19986; and

•	increases in non-cash amortization of deferred stock-based compensation, other personnel costs and consulting costs of $150,000, $225,000 and $66,000, respectively, offset by decreases in equipment and supplies costs, preclinical studies costs, facilities costs and other costs of $218,000, $180,000, $93,000, and $271,000, respectively.
     The increase in research and development expenses in the nine months ended September 30, 2005 compared to the same period in 2004 was principally due to the following changes:
•	increases in toxicology and manufacturing costs of $2.1 million and $1.3 million, respectively, offset by decreases in clinical studies costs and preclinical studies costs of $139,000 and $102,000, respectively, for XP13512;

•	increases in clinical studies costs, manufacturing costs and toxicology costs of $798,000, $674,000 and $529,000, respectively, offset by a $95,000 decrease in preclinical studies costs for XP19986; and

•	increase in non-cash amortization of deferred stock-based compensation and other personnel costs of $538,000 and $1.2 million, respectively, partially offset by decreased equipment and supplies costs, facilities costs and preclinical studies costs of $613,000, $440,000 and $350,000, respectively.
     We expect that research and development expenses will increase in the future due to increased manufacturing and clinical development costs primarily relating to our XP13512 and XP19986 programs. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials, the costs associated with the anticipated Phase 3 clinical trials of XP13512 and additional clinical trials of XP19986, as well as the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.

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

	Three Months				Nine Months
	Ended				Ended
	September 30,		Change		September 30,		Change
	2004	2005	$	%	2004	2005	$	%
			(in thousands, except percentages)
General and administrative	$2,050	$2,618	$568	28%	$5,531	$7,378	$1,847	33%
     The increase in general and administrative expenses in the three months ended September 30, 2005 compared to the same period in 2004 was primarily due to increased personnel costs of $537,000, including an increase in non-cash amortization of deferred stock-based compensation of $243,000.
     The increase in general and administrative expenses in the nine months ended September 30, 2005 compared to the same period in 2004 was primarily due to increased personnel costs of $2.1 million, including an increase in non-cash amortization of deferred stock-based compensation of $1.2 million, partially offset by decreased professional fees of $242,000.
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

	Three Months				Nine Months
	Ended				Ended
	September 30,		Change		September 30,		Change
	2004	2005	$	%	2004	2005	$	%
	(in thousands, except percentages)
Interest income	$161	$720	$559	347%	$498	$1,463	$965	194%
Interest expense	$77	$52	$(25)	(32)%	$262	$187	$(75)	(29)%
     The increase in interest income in the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004, respectively, was due primarily to higher average balances due to funds received from our Series D convertible preferred stock financing in December 2004 and our initial public offering in June 2005 and higher average interest rates in 2005.
     The decrease in interest expense in the three and nine months ended September 30, 2005 compared to the same periods in 2004 was due to our continued repayment of our equipment financing and capital lease obligations during these periods.

Liquidity and Capital Resources

	As of December 31,	As of September 30,
	2004	2005
	(in thousands)
Cash and cash equivalents and short-term investments	$60,245	$78,826
Working capital	51,997	71,558
Restricted investments	3,169	3,177

	Nine Months
	Ended
	September 30,
	2004	2005
	(in thousands)
Cash provided by (used in):
Operating activities	$(21,065)	$(27,751)
Investing activities	$(15,906)	$(30,628)
Financing activities	$36,284	$46,842
Capital expenditures (included in investing activities above)	$(1,049)	$(698)
     Due to our significant research and development expenditures and the lack of regulatory agency approvals to sell products, we have not been profitable and have generated operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our preferred stock and through our initial public offering. As of September 30, 2005, we had derived aggregate net proceeds of $151.5 million from sales of our preferred stock and approximately $46.4 million from our initial public offering. We have received additional funding from non-equity payments from collaborative partners, capital lease financings, interest earned on investments and government grants, each as described more fully below. At September 30, 2005, we had available cash and cash equivalents and short-term investments of $78.8 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies, money market accounts and corporate debt. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.
     Net cash used in operating activities was $21.1 million and $27.8 million in the nine months ended September 30, 2004 and 2005, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, non-cash stock-based compensation and non-cash changes in operating assets and liabilities.
     Net cash used in investing activities was $15.9 million and $30.6 million in the nine months ended September 30, 2004 and 2005, respectively. Cash used in investing activities was primarily related to purchases of investments and, to a lesser extent, purchases of property and equipment.
     Net cash provided by financing activities was $36.3 million and $46.9 million in the nine months ended September 30, 2004 and 2005, respectively. For the nine months ended September 30, 2004, cash was primarily provided by the issuance of Series C convertible preferred stock for $36.6 million and $1.4 million from the initiation of equipment financing arrangements. For the nine months ended September 30, 2005, cash was primarily provided by the issuance of 5,009,569 shares of our common stock for $46.4 million in net proceeds from our initial public offering and $1.1 million from other common stock issuances (primarily option exercises). These amounts were offset by principal payments on our equipment financings of $1.9 million and $902,000 in the nine months ended September 30, 2004 and 2005, respectively.

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
     If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may need to terminate or delay clinical trials for one or more of our product candidates, delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates and curtail significant drug development programs that are designed to identify new product candidates. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves.

RISK FACTORS
     The following risks and uncertainties may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.
Risks Related to Our Business and Industry
     We have incurred operating losses since inception and expect to continue to incur substantial and increasing losses for the foreseeable future. We may never achieve or sustain profitability.
     We have a limited operating history and have incurred significant losses since our inception, including losses applicable to common stockholders of approximately $32.3 million for the nine months ended September 30, 2005, and $128.4 million since our inception in May 1999. We expect our research and development expenses to continue to increase as we continue to expand our development programs, and, subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force and increased manufacturing expenses. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
     Our two most advanced product candidates are in Phase 2 clinical trials. Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of these product candidates. Our other product candidates are in various stages of preclinical development. Any of our product candidates could be unsuccessful if it:
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
     Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the U.S. Food and Drug Administration (FDA) and other regulatory agencies in the United States and by comparable authorities in other countries. The inability to obtain FDA approval or approval from comparable authorities in other countries would prevent us from commercializing our product candidates in the United States or other countries. We may never receive regulatory approval for the commercial sale of any of our product candidates. Moreover, if the FDA requires that any of our product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, before the product is commercially sold, we will be unable to begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our product candidates is classified as a controlled substance by the DEA, we would have to register annually with the DEA and those product candidates would be subject to additional regulation. We have not received regulatory approval to market any of our product candidates in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of applying for regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the product candidates involved.
     Changes in the regulatory approval policy during the development period, changes in, or the enactment of additional regulations or statutes or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.
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
     To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. A failure of one or more of our clinical trials could occur at any stage of testing. In addition, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process, which could delay or prevent our ability to commercialize our product candidates, including:
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
     As of September 30, 2005, we held five U.S. patents and had 78 patent applications pending before the U.S. Patent and Trademark Office, or PTO. For some of our inventions, corresponding non-U.S. patent protection is pending. Of the five U.S. patents that we hold, three patents are compound- and composition- related, having expiration dates in 2021 or 2022; one patent is synthesis-method related, having an expiration date in 2022; and one patent is screening methodology-related, having an expiration date in 2022. Subject to possible patent term extension, the entitlement for which and the term of which we cannot predict, patent protection in the United States covering the compound for XP13512, our product candidate that is a Transported Prodrug of gabapentin, will expire in 2022. We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to XP13512, the composition-of-matter patents relating to gabapentin have expired. In addition, for XP19986, our product candidate that is a Transported Prodrug of R-baclofen and that entered clinical trials in March of this year, three U.S. and two non-U.S. patent applications are pending, but no patents have yet issued. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.
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
     We have agreed to purchase XP13512 in active pharmaceutical ingredient form, known as API, from Lonza Ltd. under a manufacturing services and product supply agreement. In the event that Lonza terminates the agreement in response to a breach by us, we would not be able to manufacture the API until a qualified alternative supplier was identified. This could delay the development of, and impair our ability to commercialize, this product candidate. In addition, our current agreement with Lonza does not provide for the entire supply of API that we require to complete all of our planned clinical trials or for full-scale commercialization. However, the manufacturing services and product supply agreement obligates the parties to negotiate in good faith on the terms and conditions for Lonza to supply some or all of our total requirements for the commercial supply of the API for XP13512. In the event that the parties cannot agree to the terms and conditions for Lonza to provide some or all of our API commercial supply needs, we would not be able to manufacture API until a qualified alternative supplier was identified, which could also delay the development of, and impair our ability to commercialize, this product candidate.
     In addition, we currently rely on Patheon Inc. as our supplier for XP13512 formulated in sustained-release tablets for clinical trials at specified transfer prices under a quotation agreed upon by the parties that forms a part of master services agreements. In the event that Patheon terminates the agreement under specified circumstances, we would not be able to manufacture XP13512 sustained-release tablets until a qualified alternative supplier is identified. This could delay the development of, and impair our ability to commercialize, XP13512.
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
     We currently rely on Lonza as the single source supplier of our current worldwide requirements of XP19986 in API form through our initial Phase 2a clinical trials under a manufacturing services and product supply agreement. In the event that Lonza terminates the agreement in response to a breach by us, we would not be able to manufacture the API until a qualified alternative supplier was identified. Our current agreement with Lonza does not provide for the entire supply of the API necessary for additional Phase 2 and Phase 3 clinical trials or for full-scale commercialization. In the event that the parties cannot agree to the terms and conditions for Lonza to provide some or all of our API clinical and commercial supply needs, we would not be able to manufacture API until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, this product candidate.
     Cardinal Health PTS, LLC provides our requirements of XP19986 for clinical trials in the form of capsules containing controlled-release beads, at specified transfer prices under a quotation agreed upon by the parties as a part of a master services agreement. We rely on Cardinal Health as a single source supplier for capsules of XP19986. In the event that Cardinal Health terminates the agreement under specified circumstances, we would not be able to manufacture XP19986 until a qualified alternative supplier is identified. This could delay the development of, and impair our ability to commercialize, XP19986.
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
     We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with Teva, Lonza or Patheon for XP13512, or Heumann, Lonza or Cardinal Health for XP19986, or to do so at an acceptable cost, or if these suppliers fail to meet our requirements for these product candidates for any reason, we would be required to obtain alternative suppliers. Any inability to obtain qualified alternative suppliers, including an inability to obtain or delay in obtaining approval of an alternative supplier from the FDA, would delay or prevent the clinical development and commercialization of these product candidates.
     To date, the formulation of XP13512 that has been tested in humans has been produced by entities other than Patheon. Until we satisfactorily complete a Phase 1 clinical trial using the Patheon formulation of XP13512, there is a possibility that the results of our clinical trials completed to this point will not be replicated using Patheon’s formulation of XP13512. The failure to replicate these earlier clinical trials would delay our clinical development timelines.
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
     In addition, the manufacturing facilities of Lonza, Heumann and Teva are located outside of the United States. This may give rise to difficulties in importing our product candidates or their components into the United States as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation or defective packaging.
     Safety issues with the parent drugs or other components of our product candidates, or with approved products of third parties that are similar to our product candidates, could give rise to delays in the regulatory approval process.
     Discovery of previously unknown problems with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. The FDA approved gabapentin, the parent drug for our XP13512 product candidate, in 1993, and, to date, it has been used in at least 12 million patients. Baclofen, the R-isomer of which is the parent drug for our XP19986 product candidate, has been used since 1977. The FDA has not approved the R-isomer of baclofen for use in humans. Although gabapentin and baclofen have been used successfully in patients for many years, newly observed toxicities, or worsening of known toxicities, in patients receiving gabapentin or baclofen could result in increased regulatory scrutiny of XP13512 or XP19986.
     Our product candidates are engineered to be broken down by the body’s natural metabolic processes and to release the parent drug and other metabolic substances. While these breakdown products are generally regarded as safe, it is possible that there will be unexpected toxicity associated with these breakdown products that could cause either or both of XP13512 and XP19986 to be poorly tolerated by, or toxic to, humans. Any unexpected toxicity of, or suboptimal tolerance to, our Transported Prodrugs would delay or prevent commercialization of these product candidates.
     Additionally, problems with approved products marketed by third parties that utilize the same therapeutic target as the parent drug of our product candidates could adversely affect the development of our product candidates. For example, the recent product withdrawals of Vioxx by Merck & Co., Inc. and Bextra from Pfizer due to safety issues caused other drugs that have the same therapeutic target, such as

Celebrex from Pfizer, to receive additional scrutiny from regulatory authorities. If either gabapentin or pregabalin, a recently approved drug from Pfizer, encounters unexpected toxicity problems in humans, the FDA may delay or prevent the regulatory approval of XP13512 since it is a member of the same class of drugs and shares the same therapeutic target as gabapentin and pregabalin. The FDA has recently requested that all makers of epilepsy drugs, including Neurontin, analyze their clinical trial data to determine whether these drugs increase the risk of suicide in patients. Finally, if the FDA determines that a drug may present a risk of substance abuse, it can recommend to the DEA that the drug be scheduled under the Controlled Substances Act. While gabapentin is not a scheduled drug at the present time, pregabalin has been scheduled as a controlled substance. Since pregabalin is a scheduled drug, it is possible that the FDA may require additional testing of XP13512, the results of which could lead the FDA to conclude that XP13512 should be scheduled as well. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA regulates the amount of a scheduled substance that is available for clinical trials and commercial distribution. Accordingly, any scheduling action that the FDA and DEA may take with respect to XP13512 may delay its clinical trial and approval process. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition.
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
     An important element of our strategy is to identify, develop and commercialize Transported Prodrugs that improve upon the absorption, distribution and/or metabolism of drugs that have already received regulatory approval. Other than XP13512 and XP19986, all of our research and development programs are at a preclinical stage. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:
•	the research methodology used may not be successful in identifying potential product candidates; or

•	potential product candidates may, on further study, be shown to have inadequate efficacy, harmful side effects or other characteristics suggesting that they are unlikely to be effective products.
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
     Many patients may be unable to pay for any products that we may develop. In the United States, many patients will rely on Medicare, Medicaid, private health insurers and other third-party payors to pay for their medical needs. Our ability to achieve acceptable levels of reimbursement for drug treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract collaborative partners to invest in the development of, our product candidates. We cannot be sure that reimbursement in the United States, Europe or elsewhere will be available for any products that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. Third-party payors increasingly are challenging prices charged for medical products and services, and many third-party payors may refuse to provide reimbursement for particular drugs when an equivalent generic drug is available. Although we believe any products that we may develop will represent an improvement over the parent drugs upon which they are based and be considered unique and not subject to substitution by a generic parent drug, it is possible that a third-party payor may consider our product candidate and the generic parent drug as equivalents and only offer to reimburse patients for the generic drug. Even if we show improved efficacy or improved convenience of administration with our product candidate, pricing of the existing parent drug may limit the amount we will be able to charge for our product candidate. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, and may not be able to obtain a satisfactory financial return on products that we may develop.
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
     We estimate that we have at least five competitors in the neuropathic pain and RLS therapeutic areas, including GlaxoSmithKline plc, Eli Lilly and Company and Pfizer. Competition for XP13512 could include approved drugs that act on the same target as XP13512, such as pregabalin, Neurontin and generic gabapentin; anti-Parkinson product candidates, such as ropinirole, which has recently been approved for the treatment of moderate-to-severe RLS, and pramipexole, which is in Phase 3 testing for RLS; serotonin norepinephrine inhibitors, such as duloxetine, which is approved for the management of painful diabetic neuropathy; and Gabapentin GR from Depomed, Inc., for which Phase 2 testing for PHN was initiated in the first quarter of this year. We are aware that generic gabapentin is marketed by Alpharma Inc., Pfizer, Teva and IVAX Corp, and that it is prescribed off-label to treat a variety of conditions. We estimate that XP19986 could have several generic drug competitors in the spasticity area. There are several drugs approved for the treatment of spasticity, such as baclofen, diazepam, dantrolene sodium and tizanidine, and many therapies in development, such as Fampridine-SR from Acorda Therapeutics, Inc., that could compete with XP19986. We estimate that we have at least three competitors in the GERD therapeutic area, including AstraZeneca and GlaxoSmithKline. In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.
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
     Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians. If we are not able to retain Drs. Ronald Barrett, Kenneth Cundy, William Dower, Mark Gallop and Pierre Trân, we may not be able to successfully develop or commercialize our product candidates. Competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. In addition, none of our employees have employment commitments for any fixed period of time and could leave our employment at will. We do not carry “key person” insurance covering members of senior management or key scientific personnel. If we fail to identify, attract and retain qualified personnel, we may be unable to continue our development and commercialization activities.
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
     As a public reporting company, we must comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other requirements will increase our costs and require additional management resources. We recently have been upgrading our finance and accounting systems, procedures and controls and will need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements. Compliance with Section 404 will first apply to our annual report on Form 10-K for our fiscal year ending December 31, 2006. If we are unable to complete the required assessment as to the adequacy of our internal controls over financial reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2006, investors could lose confidence in the reliability of our internal controls over financial reporting, which could adversely affect our stock price.
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
     The market prices for securities of biopharmaceutical companies in general have been highly volatile. The market price of our common stock may be influenced by many factors, including:
•	adverse results or delays in our clinical trials;

•	the timing of achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the receipt of regulatory approval or the establishment of a commercial partnership for one or more of our product candidates;

•	announcement of FDA approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates, our clinical trials or our sales and marketing activities;

•	the commercial success of any of our products approved by the FDA or its foreign counterparts;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property infringement lawsuit involving us;

•	announcements of technological innovations or new products by us or our competitors;

•	market conditions for the biotechnology or pharmaceutical industries in general;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	restatements of our financial results and/or material weaknesses in our internal controls; and

•	the loss of any of our key scientific or management personnel.
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
     Fluctuations in our operating results could cause our stock price to decline.
     The following factors are likely to result in fluctuations of our operating results from quarter to quarter and year to year:
•	adverse results or delays in our clinical trials;

•	the timing and achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the receipt of regulatory approval or the establishment of a commercial partnership for one or more of our product candidates;

•	announcement of FDA approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates, our clinical trials or our sales and marketing activities;

•	the commercial success of any of our products approved by the FDA or its foreign counterparts;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property infringement lawsuit involving us; and

•	announcements of technological innovations or new products by us or our competitors.
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
     As of September 30, 2005, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 37% of our common stock. As a result, these stockholders, acting together, will be able to control all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders.
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
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of October 15, 2005, we had 19,744,147 outstanding shares of common stock. Of these shares, only the 5,009,569 shares of common stock sold in our initial public offering are freely tradable, without restriction, in the public market. The remaining shares of common stock are restricted as a result of securities laws or the lock-up agreements that the holders of these shares entered into with our underwriters in connection with our initial public offering.
     After the lock-up agreements pertaining to our initial public offering expire (at the earliest on November 29, 2005) up to an additional 14,734,578 shares will be eligible for sale in the public market subject to various vesting agreements, of which 5,877,236 are held by our directors and executive officers and their affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements.
     We have filed a registration statement covering 3,428,418 shares of common stock that are authorized for issuance under our stock option plans and employee stock purchase plan that can be freely sold in the public market upon issuance to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2005, we had cash and cash equivalents and short-term investments of $78.8 million, consisting of cash and highly liquid investments deposited in a highly rated financial institution in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.
     We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amount of approximately $696,000 and $2.5 million for the three and nine months ended September 30, 2005 to this European contract manufacturer. We may be subject to exposure to fluctuations in foreign exchange rates in connection with these agreements. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures.
     Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Securities Exchange Act) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act, our chief executive officer and chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from the Sale of Registered Securities
     Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-122156), which was declared effective by the SEC on June 2, 2005 and pursuant to which we sold 5,000,000 shares of our common stock. Morgan Stanley & Co. Incorporated acted as the sole book running and joint lead manager for the offering, Deutsche Bank Securities acted as co-lead manager for the offering, and co-managers for the offering were Pacific Growth Equities, LLC and Lazard Capital Markets. In July 2005, the underwriters partially exercised their over-allotment option and purchased an additional 9,569 shares of our common stock, and we received net cash proceeds of approximately $63,000, after deducting underwriting discounts and commissions and other offering expenses. As of September 30, 2005, of the approximately $46.4 million in net proceeds received by us in the offering, after deducting approximately $6.2 million in underwriting discounts, commissions and other costs and expenses, all of the proceeds from the offering were invested in various interest-bearing instruments.
     No payments were made to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.
Issuer Purchases of Equity Securities
     The following table provides information relating to repurchases of our common stock in the three months ended September 30, 2005:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased as	that May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under the
Period	Purchased (1)	per Share	Announced Program	Program
July 1, 2005 – July 31, 2005	0	$—	N/A	N/A
August 1, 2005 –August 31, 2005	0	$—	N/A	N/A
September 1, 2005 – September 30, 2005	2,431	$1.50	N/A	N/A

Total	2,431	$1.50	N/A	N/A

(1)	The 2,431 shares of our common stock were repurchased by the company from an employee upon termination of service pursuant to the terms and conditions of the company’s 1999 stock option plan, which permits us to elect to purchase such shares at the original issuance price.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

4.1	Specimen Common Stock Certificate (2)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company (3)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (4)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(4)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc.
(Registrant)

November 2, 2005	/s/ Ronald W. Barrett
Ronald W. Barrett
Chief Executive Officer and Director

November 2, 2005	/s/ William G. Harris

William G. Harris
Senior Vice President of Finance and
Chief Financial Officer (principal
financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

4.1	Specimen Common Stock Certificate (2)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company (3)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (4)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(4)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.