Form 10-K
period 2005-12-31
XENOPORT INC
filed 2006-03-17
CIK 1130591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51329

XenoPort, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3330837
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3410 Central Expressway, Santa Clara, California 95051
(Address of principal executive offices)          (Zip Code)

(Registrant’s telephone number, including area code):  (408) 616-7200

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $148.5 million at June 30, 2005 based on the closing sale price as reported on the Nasdaq National Market for such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2006

Common Stock, $0.001 par value per share	19,893,214 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2006 (Proxy Statement)	Part III

XENOPORT, INC

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I.

Item 1.	Business.

Overview

We are a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of drugs. Our most advanced product candidate has successfully completed a Phase 2 clinical program for the treatment of restless legs syndrome, or RLS, and is currently being evaluated in a Phase 3 clinical program for this indication. RLS is a common, under-diagnosed neurological disorder that frequently manifests itself as a sleep disorder. This product candidate has also successfully completed a Phase 2a clinical trial for the management of post-herpetic neuralgia, or PHN. PHN is a chronic type of neuropathic pain, which is pain resulting from nerve damage. Our second product candidate is being evaluated in a Phase 2a clinical trial for the treatment of gastroesophageal reflux disease, or GERD.

Each of our product candidates is an orally available, patentable new chemical entity that addresses large potential markets. Our innovative product candidates, which we refer to as Transported Prodrugs, are created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct deficiencies in the oral absorption, distribution and/or metabolism of the parent drug. We have designed our current Transported Prodrugs to be actively transported from the gastrointestinal, or GI, tract into the bloodstream, where they are metabolized to release the parent drug. We hold all worldwide commercial rights to our product candidates, except for Asian rights for our most advanced product candidate.

A key component of our strategy is to reduce the risks and time associated with drug development by capitalizing on the known safety, efficacy and established drug development history of the parent drugs. In addition, our product candidates are designed to be metabolized to release the parent drugs and natural substances with favorable safety characteristics. We believe that these features will increase the probability of successfully developing our product candidates. In addition, we intend to seek approval of our product candidates in indications for which the parent drugs have not been approved, but are nevertheless used off-label after having demonstrated efficacy in clinical trials. We believe that the improved characteristics of our product candidates will provide meaningful therapeutic benefits compared to existing drugs, as well as allow for approval to market in indications for which the parent drugs are not approved or promoted.

Our current portfolio of proprietary product candidates includes the following:

•	XP13512 for RLS. XP13512 is a Transported Prodrug of gabapentin that we have shown to be effective in Phase 2 clinical trials for the treatment of RLS. RLS is characterized by an irresistible urge to move one’s legs, usually accompanied by unpleasant sensations or pain in the legs. A study published in the May 2004 issue of Sleep Medicine has indicated that approximately 10% of patients visiting primary care physicians in the United States and four European countries experience RLS symptoms at least weekly, with approximately 2% of patients visiting primary care physicians suffering from symptoms severe enough to disrupt their quality of life. We have initiated our first Phase 3 clinical trial for the treatment of RLS and plan to commence additional trials later this year.

•	XP13512 for Neuropathic Pain, Including PHN. We have also shown in a Phase 2a clinical trial that XP13512 is effective for the management of PHN, a chronic type of neuropathic pain that can follow the resolution of shingles. About 500,000 cases of shingles occur in the United States annually, and the estimated prevalence of PHN in 2003 was 272,000 patients in the United States and six other major pharmaceutical markets, collectively. In addition to PHN, we intend to develop XP13512 for other neuropathic pain conditions, such as painful diabetic neuropathy. Annual worldwide sales for therapies to treat neuropathic pain were estimated to be $3 billion in 2005.

•	XP19986 for GERD and Spasticity. XP19986 is a Transported Prodrug of R-baclofen that is in development for the treatment of GERD, which is the frequent, undesirable passage of stomach contents into the esophagus. GERD causes symptoms such as heartburn and, in some cases, damage to the lining of the esophagus. Approximately $10 billion is spent worldwide each year on GERD and heartburn medications, and approximately 6% of the global population experiences GERD symptoms daily. We have commenced a Phase 2a clinical trial for the treatment of GERD. XP19986 is also a potential treatment for the symptoms of spasticity. The prevalence of spasticity due to multiple sclerosis, stroke and cerebral palsy in 2002 was approximately 5.2 million patients in the United States and six other major pharmaceutical markets, collectively.

•	XP21279 for Parkinson’s Disease. XP21279 is a Transported Prodrug of levodopa, or L-Dopa, that is in preclinical development for the treatment of Parkinson’s disease. Approximately 1% of the U.S. population over 65 years old has been diagnosed with Parkinson’s disease. According to the IMS National Prescription Audit Report and the IMS National Disease and Therapeutic Index Report, it is estimated that there were approximately 6.5 million prescriptions written in the United States in 2005 for treating the symptoms of Parkinson’s disease. We plan to file an investigational new drug application, or IND, for XP21279 in the first half of 2007.

•	XP20925 for Migraine and Chemotherapy-Induced Nausea and Vomiting. XP20925 is a Transported Prodrug of propofol that is in preclinical development for the treatment of migraine and chemotherapy-induced nausea and vomiting. According to Datamonitor, in 2002, the commercial market for migraine, the most common neurological disorder in the developed world, was estimated to be $2.5 billion. In 2000, global sales of anti-nausea drugs were approximately $1.8 billion, and the incidence of cancer, the treatment of which is a major cause of nausea and vomiting, was approximately 3.1 million patients in the United States and six other major pharmaceutical markets, collectively. We plan to continue development of XP20925 at an appropriate time in the future depending on the availability of resources.

Transported Prodrugs

Critical to the success of any drug is its ability to access the targeted tissues, achieve and maintain effective concentrations at the site of therapeutic action for an appropriate period of time and have minimal side effects. In addition, convenient administration is frequently necessary to ensure patient compliance. Many marketed drugs do not possess all of these attributes, leading to limitations in their therapeutic benefit and commercial potential.

The conventional approach to designing new oral drugs is to rely on the drug’s ability to passively diffuse through the intestinal wall to enter the bloodstream and reach the targeted tissue. However, this can be a difficult task, since the chemical and physical properties that allow a drug to bind to its cellular target and cause the intended therapeutic effect frequently impair the drug’s ability to passively diffuse through the wall of the intestines. If the medical need is high, drugs with poor absorption from the GI tract are still developed and marketed, but with suboptimal therapeutic benefit. In some cases, drugs that are poorly absorbed from the GI tract are marketed as injected medicines, which is inconvenient for patients. Another problem frequently encountered by drug designers occurs when a drug is well absorbed from the intestines but does not last in the bloodstream for a sufficient period of time to maintain a therapeutic benefit. In this situation, frequent oral dosing is required, which is inconvenient for patients and can lead to poor compliance. In addition, drugs requiring frequent dosing often exhibit unwanted side effects when the drug is present in high concentration and ineffectiveness when the concentration of the drug is insufficient. Sustained-release formulations that deliver medicine slowly as a pill travels down the entire GI tract can sometimes improve the utility of drugs that exhibit suboptimal therapeutic properties. However, drugs absorbed only in the upper GI tract do not benefit from sustained-release formulations.

Since most nutrients contain chemical features that prevent effective passive diffusion through cellular barriers, the human body contains specific membrane proteins, known as transporters, which are responsible for carrying nutrients into cells and across cell barriers. There are hundreds of different transporters in the human body that vary in the types of molecules they recognize and their localization to certain cells and tissue barriers. Active transport refers to cellular transporter mechanisms that capture nutrients and carry them across membranes.

Our proprietary technology utilizes the body’s natural mechanisms for actively transporting nutrients through cellular barriers to permit certain parent drugs with suboptimal oral absorption to be effectively and efficiently delivered into the body after the oral administration of our product candidate. Our scientists identify specific, high-capacity nutrient transporter proteins in the intestines and chemically modify the structure of the parent drug to create a Transported Prodrug that utilizes these transporters to gain efficient absorption into the bloodstream through active transport. Our Transported Prodrugs are engineered to split apart, releasing the parent drug and natural substances that generally have well-studied, favorable safety characteristics. In some cases, our product candidates target transporter proteins that are present throughout the entire GI tract, including the colon, so they can be formulated using sustained-release technology and thereby maintain effective blood concentrations for an extended period after dosing. As a result of their improved oral absorption, our product candidates may have improved therapeutic benefits, such as superior clinical efficacy, reduced side effects and less frequent dosing, which result in improved patient convenience and compliance.

Our Product Candidates

The following table summarizes our first four product candidates. We have entered into a license agreement with Astellas Pharma Inc., providing it exclusive rights to develop and commercialize XP13512 in Japan and five other Asian countries. We hold all rights to XP13512 in other regions of the world. We hold all worldwide commercial rights to our other product candidates.

XenoPort
Product	Parent
Candidate	Compound	Target Indications	Development Status

XP13512	Gabapentin	• Restless legs syndrome (RLS)	Phase 3 clinical trial ongoing
		• Neuropathic pain, including post-herpetic neuralgia (PHN)	Phase 2a clinical trial successfully completed
XP19986	R-baclofen	• Gastroesophageal reflux disease (GERD)	Phase 2a clinical trial ongoing
		• Spasticity	Phase 1 clinical trials
XP21279	L-Dopa	Parkinson’s disease	Preclinical
XP20925	Propofol	• Migraine	Preclinical
		• Chemotherapy-induced nausea and vomiting	Preclinical

XP13512 — A Transported Prodrug of Gabapentin

Our most advanced product candidate is XP13512, which we are developing for the treatment of RLS and PHN. We hold a composition-of-matter patent on XP13512 and have filed patent applications directed to XP13512 methods of synthesis and use in the United States and other jurisdictions.

Parent Drug Background

XP13512 is metabolized by the body to release gabapentin, a drug that has been sold by Pfizer Inc as Neurontin since 1993 and is currently sold as a generic drug by a number of companies. Gabapentin is approved for marketing in the United States as adjunctive therapy in the treatment of partial seizures in patients with epilepsy and for the management of PHN. In addition, based on a variety of medical studies showing its safety and efficacy, gabapentin is prescribed by physicians off-label to treat a wide range of psychiatric, neurological and pain conditions, including RLS and other forms of neuropathic pain besides PHN. Gabapentin has a side effect profile that is considered very favorable, with dizziness and somnolence, or drowsiness, as the most commonly reported side effects. Neurontin achieved peak sales of approximately $2.7 billion worldwide in 2004, before the launch in the United States of generic gabapentin in October 2004. Neurontin has been prescribed to at least 12 million patients worldwide since its approval in 1993.

Despite its substantial commercial success, we believe that gabapentin therapy can be significantly improved. For example, in the clinical trials used to support the approval of gabapentin for the treatment of partial seizures in patients with epilepsy and the management of PHN, only 26% and 32% of the patients responded to gabapentin at the highest approved dose, respectively. Gabapentin absorption is highly variable among patients, and there is a limit on the gabapentin exposure that can be achieved. Published results from clinical trials of gabapentin in epilepsy patients indicated that, for the same dose level, some patients absorbed as little as 10% of the dose of gabapentin administered while others absorbed more than 70%. We have also conducted a clinical trial of gabapentin in neuropathic pain patients in which the high variability of gabapentin absorption was demonstrated. In addition, the short duration of gabapentin in blood after oral dosing requires that it be administered three times a day, which may lead to poor compliance with the dosing regimen and, therefore, reduced efficacy in some patients.

We believe that these suboptimal characteristics of gabapentin result from the mechanism responsible for absorption of gabapentin. Gabapentin is actively transported across the GI tract after administration. However, the specific transporter mechanism responsible for gabapentin absorption appears to have limited capacity, which seems to vary among individuals, and which is predominantly expressed in the upper GI tract. Due to gabapentin’s poor absorption in the lower GI tract, the use of sustained-release formulations to correct the frequent dosing requirement has not been possible.

Our Transported Prodrug

XP13512 addresses the deficiencies of gabapentin by targeting high-capacity nutrient transporter mechanisms expressed throughout the length of the intestines. We believe that this approach can overcome the variable and suboptimal exposure to gabapentin experienced by patients. By targeting transporters expressed throughout the length of the intestines, we have been able to develop a sustained-release formulation of XP13512 that we believe has overcome the need for frequent dosing of gabapentin.

XP13512 is designed to rapidly convert to gabapentin once absorbed from the GI tract, resulting in limited systemic exposure to the intact Transported Prodrug. In addition to producing gabapentin, XP13512 is metabolized to release other components with well-studied, favorable safety characteristics. We believe that XP13512 will have a favorable safety profile in humans, comparable to that of gabapentin, due to the inherently safe nature of its metabolic breakdown products.

Phase 1 Clinical Trials

We have completed five Phase 1 clinical trials of XP13512 that included a total of 135 healthy volunteers.

•	In a single rising-dose, safety, tolerability and pharmacokinetic trial in 49 healthy subjects, an immediate-release capsule formulation of XP13512 taken orally was shown to produce dose-proportional blood levels of gabapentin. At the four highest doses, XP13512 produced higher gabapentin levels in the blood in all subjects when compared to a near equivalent oral dose of Neurontin taken by the same subject one week after taking XP13512.

•	In a multiple rising-dose, safety, tolerability and pharmacokinetic trial in 38 healthy subjects, oral doses of 350, 700, 1400 and 2100 mg of an immediate-release capsule formulation of XP13512 were administered twice a day for seven days. Pharmacokinetic results were similar to the single-dose clinical trial above.

•	In a single-dose, crossover, pharmacokinetic trial in 24 healthy subjects, three different 600 mg sustained-release formulations of XP13512 were compared to the immediate-release formulation of XP13512 in order to facilitate development of a sustained-release formulation.

•	In a single-dose, crossover, pharmacokinetic trial in 12 healthy subjects, two 600 mg sustained-release tablets of XP13512 were compared to 600 mg of Neurontin. These doses are nearly equivalent in terms of the number of gabapentin molecules present. XP13512 was studied when given with and without food, while Neurontin was studied without food. Compared to Neurontin, XP13512 sustained-release tablets produced higher gabapentin blood levels for a longer period of time. Gabapentin levels in blood were greatest when XP13512 was taken with food.

•	In a single-dose, crossover, safety, tolerability and pharmocokinetic trial in 12 healthy subjects, sustained-release XP13512 tablets used in previous clinical trials were compared to tablets produced on a larger scale by Patheon Pharmaceuticals, Inc. XP13512 was given as a 1200 mg dose with food. Preliminary results from this clinical trial suggest that the new tablets from Patheon produce blood levels of gabapentin that are similar to those produced by tablets used in the previous clinical trials. The Patheon sustained-release tablets will be used in our Phase 3 clinical program.

The results of all of these Phase 1 clinical trials indicated that XP13512 was well tolerated at all doses. Reported adverse events were consistent with those previously reported for gabapentin. In addition, these clinical trials indicated that XP13512 was rapidly absorbed and converted to gabapentin. Exposure to the intact Transported Prodrug was low and transient compared to the level of gabapentin produced at all dose levels.

Initial Target Indications

Restless Legs Syndrome

Background on RLS.  RLS is a common, under-diagnosed neurological disorder that frequently manifests itself as a sleep disorder. Patients who suffer from RLS experience an irresistible urge to move their legs. This urge is usually accompanied by unpleasant sensations of burning, creeping, tugging or tingling inside the patients’ legs, ranging in severity from uncomfortable to painful. These RLS-related symptoms typically begin or worsen during periods of rest or inactivity, particularly when lying down or sitting, and may be temporarily relieved by movement such as walking or massaging the legs. Symptoms often worsen at night and disturbed sleep is a common result of RLS. Left untreated, RLS may cause exhaustion, daytime fatigue, inability to concentrate and impaired memory.

Potential Market.  According to the National Institute of Neurological Disorders and Stroke, RLS is the third largest sleep disorder, after insomnia and sleep apnea. Although the exact prevalence rate of RLS is uncertain, a study published in the May 2004 issue of Sleep Medicine indicated that approximately 10% of patients visiting primary care physicians in the United States and four European countries experience RLS symptoms at least weekly, with approximately 2% of patients visiting primary care physicians suffering from symptoms severe enough to disrupt their quality of life.

Current Treatments.  Current treatments of RLS include dopamine agonists, opioids, benzodiazepines and anticonvulsants, such as gabapentin. In May 2005, GlaxoSmithKline plc received approval from the U.S. Food and Drug Administration, or FDA, to market the dopamine agonist ropinirole, known as Requip, for the treatment of moderate-to-severe RLS.

In a study published in the journal Neurology in 2002, gabapentin was shown to be effective in treating patients with RLS in terms of statistically significant improvements versus placebo in both the International Restless Legs Syndrome, or IRLS, rating scale and measures of sleep quality. We believe that XP13512 may provide better efficacy than gabapentin in RLS patients because of its potential ability to maintain higher levels of gabapentin in the blood throughout the night.

Phase 2a Clinical Trial Results.  We have completed a Phase 2a clinical trial of XP13512 as a treatment for RLS. The trial included 38 patients diagnosed with RLS using the International RLS Study Group diagnostic criteria at nine clinical sites in the United States. The objective of this Phase 2a clinical trial was to further assess the safety and pharmacokinetics of the sustained-release tablet formulation of XP13512, as well as to assess preliminary efficacy in patients after two weeks of XP13512 therapy. The trial was a randomized, double-blind, placebo-controlled, crossover clinical trial designed to test XP13512 versus placebo in patients with RLS. XP13512 was dosed twice a day, once at 5:00 p.m. (600 mg) and again one hour before bedtime (1200 mg). The primary endpoint of the clinical trial was the change in the IRLS rating scale score from baseline to the end of the treatment period. A number of secondary endpoints were also examined, including objective sleep measures obtained by polysomnogram, or sleep laboratory measurements, which were conducted prior to and at the end of each treatment.

This Phase 2a clinical trial demonstrated that after 14 days of therapy, XP13512 produced a highly statistically significant improvement in the IRLS rating scale score compared to placebo. We determined statistical significance based on a widely used, conventional statistical method that establishes the p-value of clinical results. The statistical significance level for comparing XP13512 to placebo was p<0.0001. A p-value of 0.05 or less generally represents a statistically significant difference in treatments. A lower p-value indicates greater confidence in the result. A statistically significant improvement in the IRLS rating scale score was also seen after one week of XP13512 treatment. Twenty-nine patients (85% of the patients who completed the trial) reported themselves “much improved” or “very much improved” at the end of the XP13512 treatment period as compared to five patients (15%) at the end of the placebo treatment period. Additionally, compared to placebo, XP13512 was associated with statistically significant improvements in a number of objective sleep measures, including an increase in total sleep time, an increase in the amount of slow-wave sleep, a reduction in the amount of time awake after sleep onset and a reduction in the number of times periodic limb movements woke patients from sleep. XP13512 was well tolerated. The most common side effects of XP13512 were dizziness and somnolence, which are established side effects of gabapentin.

Phase 2b Clinical Trial Results.  We have completed a Phase 2b clinical trial of XP13512 as a treatment for RLS. The trial included 95 patients diagnosed with RLS using the International RLS Study Group diagnostic criteria at 14 clinical sites in the United States. The objective of this Phase 2b clinical trial was to assess the safety and efficacy of lower doses of XP13512 given once daily. The trial was a randomized, double-blind, placebo-controlled clinical trial designed to test 600 mg of XP13512 and 1200 mg of XP13512 versus placebo administered once per day at evening meal for 14 days. The primary endpoint of the clinical trial was the change in the IRLS rating scale score from baseline to the end of the treatment period. A number of secondary endpoints were also examined, including Patient and Investigator Clinical Global Impression of Change, or CGI, scales, which are recognized measures of patient and physician assessments of clinical change, subjective measures of sleep and symptom severity throughout the day, assessed with a 24-hour diary.

The Phase 2b clinical trial demonstrated that treatment with 1200 mg of XP13512 was associated with a highly statistically significant improvement in the IRLS rating scale score at the end of 14 days of treatment (mean change from baseline: -16.1 for 1200 mg of XP13512; -8.9 for placebo; p<0.0001). A statistically significant improvement in the IRLS rating scale score was also seen after one week of treatment with 1200 mg of XP13512. Treatment with 1200 mg of XP13512 resulted in a statistically significant improvement in both Patient and Investigator CGI scales (both p<0.0001 compared to placebo), which were used to assess overall patient improvements. Based on Investigator CGI, 81% of the patients who received 1200 mg of XP13512 were “much improved” or “very much improved,” as compared to 48% of patients who received placebo. Treatment with 1200 mg of XP13512 was associated with statistically significant improvements in a number of subjective measures of sleep, including overall quality of sleep, the number of awakenings per night due to RLS symptoms and the number of hours awake per night due to RLS symptoms (all p<0.005 compared to placebo). Finally, treatment with 1200 mg of XP13512, compared to placebo, was associated with a statistically significant reduction in the severity of RLS symptoms in the evening (8:00 p.m. to midnight) as measured using a 24-hour RLS symptom diary on the final day of treatment (p=0.01 compared to placebo). Clinical effects measured by the above endpoints in patients treated with 600 mg of XP13512 were not statistically different from patients treated with placebo.

XP13512 was generally well tolerated.  There were no serious adverse events. The most common side effects were somnolence (15% placebo, 14% 600 mg of XP13512 and 36% 1200 mg of XP13512) and dizziness (3% placebo, 14% 600 mg of XP13512 and 18% 1200 mg of XP13512). Similar side effects have been reported previously for gabapentin.

Planned Clinical Development.  Based on the results of our Phase 2 clinical program, we have commenced a Phase 3 clinical program for XP13512 for the treatment of RLS. The Phase 3 clinical program will encompass multiple U.S. trials, including two 12-week, randomized, double-blind, placebo-controlled trials designed to evaluate the safety and efficacy of 1200 mg of XP13512 administered once a day at approximately 5:00 p.m. The second of these trials will also evaluate the safety and efficacy of 600 mg of XP13512 administered once a day at approximately 5:00 p.m. The first trial is anticipated to enroll approximately 200 patients and commenced in March of this year, with a second trial expected to commence later this year. The co-primary outcome measures for these trials are defined to be the change from baseline in the IRLS rating scale score and the Investigator CGI scale at the end of treatment. Secondary endpoints include onset of efficacy and subjective sleep, pain, mood and quality of life assessments. We expect top-line data from our first Phase 3 trial will be available in the first half of 2007.

In addition, we plan to conduct a Phase 3 trial assessing the long-term efficacy of XP13512 using a placebo-controlled, “randomized withdrawal” design to evaluate relapse of RLS symptoms in XP13512-treated or placebo-treated patients who had previously achieved clinical improvement while taking 1200 mg of XP13512 for 24 weeks. We also plan to conduct an open-label safety trial of 1200 mg of XP13512 in RLS patients with duration of treatment extending up to 12 months. The results of the Phase 3 clinical trials, combined with the results from other XP13512 clinical trials in RLS patients, are intended to meet the International Committee for Harmonization, or ICH, guidelines for safety assessment. These trials are also expected to start later this year.

Neuropathic Pain, Including PHN

Background on Neuropathic Pain.  Neuropathic pain is pain that results from damage to nerves. The damage may result from a variety of causes, including injury or illnesses such as diabetes, HIV and shingles. In addition, the toxic effects of therapy used to treat patients with cancer or HIV may also cause nerve damage leading to neuropathic pain. One form of chronic neuropathic pain is PHN. PHN is a complication of shingles, a painful outbreak of rash or blisters on the skin caused by a reactivation of the same virus that causes chicken pox. PHN is often characterized as constant stabbing, burning or electric shock-like sensation in the area affected by shingles after the rash has cleared. Approximately 10% to 15% of all patients with shingles develop PHN, which can persist for many years.

Potential Market.  Datamonitor estimates that the aggregate prevalence in 2003 of all forms of neuropathic pain was 62.6 million patients in the United States and six other major pharmaceutical markets, collectively. Datamonitor estimates that the prevalence of PHN during 2003 was 272,000 patients in the United States and six other major pharmaceutical markets, collectively.

Current Treatments.  Current classes of drugs used to treat patients with neuropathic pain include anticonvulsants, antidepressants and opioids, with anticonvulsants representing the largest share of the neuropathic pain market. Of the anticonvulsants, gabapentin is the market leader for the treatment of neuropathic pain. Patients with PHN are often treated with opioids, tricyclic antidepressants or anticonvulsants. Local application of capsaicin and lidocaine is also used in selected patients. Neurontin was the first oral drug approved by the FDA for the management of PHN. In September 2005, Pfizer launched pregabalin for the treatment of epilepsy and of neuropathic pain associated with diabetic peripheral neuropathy and PHN. Pfizer is marketing pregabalin under the trade name Lyrica. Pfizer received European Commission approval in July 2004 to market Lyrica in European Union member states for the treatment of peripheral neuropathic pain. Eli Lilly and Company has also received approval from the FDA to market duloxetine for the management of painful diabetic neuropathy.

Phase 2a Clinical Trial Results.  We have completed a Phase 2a clinical trial of XP13512 for the management of PHN. The trial included 101 patients at 18 clinical sites in the United States. The objective of this randomized, double-blind, placebo-controlled clinical trial was to assess the preliminary safety, tolerability, pharmacokinetics and efficacy of 1200 mg of XP13512 administered twice a day for 14 days and to compare the response to XP13512 against the response to placebo. While clinical trials required for obtaining FDA approval to market product candidates for the management of PHN have required treatment periods of eight weeks, published studies of gabapentin for the management of PHN have shown efficacy in as short as 14 days of treatment.

After establishing baseline pain scores and prior to entering the randomized treatment period, all patients in this clinical trial received increasing doses of Neurontin of up to 1800 mg per day and were maintained at this dose for seven days. At the end of this Neurontin treatment period, pharmacokinetics and clinical endpoints were assessed. Patients were then immediately randomized to 1200 mg of XP13512 administered twice a day or placebo treatment. Treatment continued for an additional 14 days, at which time pharmacokinetics and clinical endpoints were again assessed. The primary endpoint of this clinical trial was the change in average pain score between the seven days of baseline assessment to the final seven days of XP13512 or placebo treatment using an 11-point numerical pain scale.

This Phase 2a clinical trial demonstrated that treatment with XP13512 was associated with a statistically significant reduction in pain as measured by an 11-point numerical pain scale (p=0.032) compared to placebo. Statistically significant improvements in pain were also observed using a different pain scale. Additionally, compared to placebo, treatment with XP13512 was associated with a statistically significant reduction in sleep interference. The clinical benefit of XP13512 over placebo was also supported by observed statistically significant improvements in both Patient and Investigator CGI scales. XP13512 was well tolerated. The most common side effect of XP13512 was dizziness, which is an established side effect of gabapentin.

Because of the structure of this Phase 2a clinical trial, we were able to compare blood levels of Neurontin and to test for a trend toward improved pain reduction with XP13512 compared to Neurontin in the same patients. Accordingly, additional analyses were conducted on data from those patients who received both Neurontin and XP13512 and for whom pharmacokinetic data was complete. A daily dose of 2400 mg of XP13512 has the potential to release 1248 mg per day of gabapentin into the bloodstream, which equates to approximately two-thirds of the daily dose administered during the Neurontin treatment period. Despite this lower dose, XP13512 produced on average a 17% increase in the steady-state average blood concentration of gabapentin compared to that produced by Neurontin dosing (p=0.014) in the evaluated patients because of the higher bioavailability of XP13512. Thirty-six percent of evaluated patients had an increased steady-state average blood concentration of greater than 30%. For all patients who received XP13512, the change in average pain score between the last seven days of the Neurontin treatment and the final seven days of XP13512 treatment was determined. A statistically significant reduction in pain score at the end of XP13512 treatment was observed (p=0.045).

Development and Commercialization Strategy

Due to the large markets for which we intend to seek regulatory approval for XP13512 and the requirement of a primary care physician sales force to address these markets, we believe that we will need a development and commercialization partner to effectively maximize the potential commercial value of XP13512. As such, we have entered into a license agreement with Astellas for exclusive rights to develop and commercialize XP13512 in Japan and five other Asian countries. We currently hold all rights to XP13512 in other regions of the world. In the U.S. market, we intend to seek to retain co-development and co-promotion rights to XP13512 and, if regulatory approval is received, to establish a focused sales and marketing organization in North America to market and sell XP13512 to specialty physicians, including neurologists, psychiatrists and sleep specialists, for target indications in which specialists significantly influence the market and to selectively co-promote XP13512 to primary care physicians. Our development and commercialization strategy with respect to the neuropathic pain indication in markets outside of the Astellas region will likely be determined in concert with our commercialization partner for XP13512.

XP19986 — A Transported Prodrug of R-baclofen

We are developing our product candidate, XP19986, a Transported Prodrug of R-baclofen, for the treatment of patients with GERD. XP19986 is also a potential treatment for the symptoms of spasticity. We have filed patent applications directed to XP19986 composition of matter, methods of synthesis and use in the United States and other jurisdictions.

Parent Drug Background

Baclofen is thought to selectively act on the target that is known as the GABA(B) receptor. Baclofen is racemic, which means it is a mixture of R and S isomers. Only the R isomer is active at GABA(B) receptors. Baclofen, which is now sold as a generic drug in the United States, has been used since 1977 for the alleviation of the signs and symptoms of spasticity in patients with multiple sclerosis, stroke or cerebral palsy, as well as other pain and spasm conditions. According to the IMS National Prescription Audit Report, for the 12 months ended November 30, 2005, there were approximately 3.3 million prescriptions written for baclofen in the United States. Published studies indicate that baclofen may also be effective in treating GERD. Although baclofen has acceptable oral absorption, its short duration in blood of three to four hours necessitates dosing three times per day. This dosing regimen produces substantial peaks and troughs in drug exposure, which may be the cause of side effects such as significant drowsiness, weakness and dizziness during peak drug levels and diminished efficacy during trough drug levels. However, due to its poor absorption in the colon, a less frequently dosed sustained-release formulation of baclofen that produces a more constant level of baclofen in the blood is not technically feasible. To address these deficiencies of oral baclofen, an implantable pump that delivers baclofen directly into the spinal cord fluid via a catheter has been developed. However, physicians typically reserve this invasive surgical procedure for those few patients who are not suitable for oral baclofen.

Our Transported Prodrug

XP19986 was designed to address the deficiencies of baclofen by targeting high-capacity nutrient transporter mechanisms expressed throughout the length of the entire GI tract, including the colon. By targeting these transporters, we believe that XP19986 can be formulated in a sustained-release pill and thereby require less frequent dosing than baclofen. XP19986 is a chiral molecule, which means that it exists as a single isomeric form, and produces only the R isomer of baclofen, known as R-baclofen.

XP19986 was designed to rapidly convert to R-baclofen upon absorption, with limited systemic exposure to the intact Transported Prodrug. Once absorbed, XP19986 converts to R-baclofen and natural substances that have well-studied, favorable safety characteristics. We believe that the inherently safe nature of the metabolic breakdown products of XP19986 should provide XP19986 with a safety profile that is at least comparable to, and potentially better than, that seen with baclofen.

We are developing a sustained-release formulation of XP19986 that may be suitable for twice-daily dosing. We believe that XP19986, if successfully developed, will be superior to baclofen as a treatment for spasticity and as a potential treatment for GERD because of its reduced dosing frequency, improved patient compliance, improved efficacy and/or reduced side effects.

Phase 1 Clinical Trials

We have completed two Phase 1 clinical trials of XP19986 that included a total of 80 healthy volunteers.

•	In a two-stage safety, tolerability and pharmacokinetics trial of XP19986 in healthy adult volunteers, we administered three different formulations. One of the formulations was an immediate-release formulation, while the other two formulations were intended to release XP19986 in a more sustained fashion. This initial Phase 1 trial indicated that XP19986 was well tolerated under the tested conditions. Subjects reported few adverse events. All reported adverse effects were mild in nature and have been previously reported for racemic baclofen. One of these formulations produced a pharmacokinetic profile suitable for twice a day dosing and was selected for further studies.

•	In a safety, tolerability and pharmacokinetics trial of XP19986 in healthy adult volunteers, a sustained-release formulation of XP19986 taken orally was shown to produce dose-proportional blood levels of R-baclofen. XP199886 was well tolerated with few reports of drug-related adverse effects at doses below 80 mg. At the 80 mg dose level, subjects receiving XP19986 reported a number of central nervous system side effects that have been previously reported for baclofen, with somnolence being reported by three of eight subjects. There were no serious adverse events in the trial.

The results of both of these Phase 1 clinical trials indicated that our prototype formulation of XP19986 was well absorbed and rapidly converted to the R isomer of baclofen. Exposure to the intact Transported Prodrug was low and transient. Comparison of these data with historical pharmacokinetic data for racemic baclofen suggest that XP19986 taken twice a day should be associated with a decreased peak-to-trough ratio of R-baclofen blood levels over 24 hours compared to racemic baclofen dosed three or four times a day.

Planned Clinical Development

We are conducting a Phase 2a clinical trial of XP19986 in patients with GERD. The trial is a multi-center, randomized, double-blind, placebo-controlled, cross-over study designed to assess the safety, tolerability and efficacy of XP19986. The clinical trial is intended to test the ability of escalating single doses of a prototype sustained-release formulation of XP19986 to reduce reflux episodes. We expect to complete this Phase 2a clinical trial in the first half of this year.

Initial Target Indications

Gastroesophageal Reflux Disease

Background on GERD.  GERD is a digestive system disorder caused primarily by inappropriate relaxations of the lower esophageal sphincter, which is a combination of muscles that controls the junction between the esophagus and the stomach. GERD is characterized by the frequent, undesirable passage of stomach contents into the esophagus that results in discomfort and potential damage to the lining of the esophagus.

Potential Market.  Approximately $10 billion is spent worldwide each year on GERD and heartburn medications, and approximately 6% of the global population experiences GERD symptoms daily.

Current Treatments.  Conventional treatment for GERD includes medications that suppress stomach acid, including proton pump inhibitors such as Nexium, Prilosec and Prevacid, H2 receptor antagonists such as Tagamet, Pepcid and Zantac, as well as over-the-counter antacids. However, these treatments are not effective in all patients, and there is a subset of patients who suffer from reflux of stomach contents that are not acidic, such as bile, who do not respond to these acid suppression treatments.

Baclofen has recently been the subject of clinical trials indicating that it may also be effective in treating GERD. Unlike acid suppressing agents, baclofen exerts its effects on the function of the lower esophageal sphincter that controls passage of material between the esophagus and the stomach. Baclofen reduces the frequency of transient lower esophageal sphincter relaxations and, therefore, passage of gastric contents into the esophagus. Such a mechanism may potentially be effective alone or in combination with acid suppressants to increase the effectiveness of existing therapies. One study published in 2003 indicated that baclofen was effective when compared to placebo in reducing the number of reflux episodes and the percentage of time that the esophagus was acidic. Another study published in 2003 indicated that baclofen, when combined with a proton pump inhibitor, was more effective in reducing the number of reflux episodes as compared to the proton pump inhibitor alone. In these studies, baclofen was taken three or four times a day.

While these studies suggest a potential role for baclofen in the treatment of GERD, it is currently not approved for this indication, and we believe that it is unlikely that an approval of baclofen for this indication will be pursued because of the requirement for frequent dosing. We believe that providing a steady exposure of the R isomer of baclofen to patients with a twice-daily dosage of XP19986 may result in reduced side effects compared to racemic baclofen and may demonstrate improved efficacy in the treatment of GERD.

Spasticity

Background on Spasticity.  Spasticity is a widespread and debilitating condition that is associated with some common neurological disorders, such as multiple sclerosis, stroke and cerebral palsy. Spasticity is a condition in which certain muscles are continuously contracted, causing stiffness or tightness of muscles that interfere with movement or speech.

Potential Market.  Reports indicate that the prevalence of spasticity due to multiple sclerosis, stroke and cerebral palsy in 2002 was approximately 5.2 million patients in the United States and six other major pharmaceutical markets, collectively. According to the IMS National Prescription Audit Report, for the 12 months ended November 30, 2005, there were approximately 3.3 million prescriptions written for baclofen in the United States. According to data on baclofen prescriptions, multiple sclerosis, spinal disease/injury, pain conditions and spasm conditions accounted for 80% of baclofen use. Besides baclofen, treatments for spasticity include diazepam, tizanidine and dantrolene sodium. Although these medications may provide symptom relief in some people, they are often only partially effective and generally require dosing three or more times a day. In addition, these medications are often associated with unwanted side effects such as sedation and weakness, as well as issues with bladder, bowel and sexual function.

We believe that a Transported Prodrug of R-baclofen that can be taken twice each day to provide a steady exposure of R-baclofen to patients may more adequately address the needs of spasticity patients than current therapies, including racemic baclofen.

Development and Commercialization Strategy

Due to the requirement of a primary care physician sales force to address the GERD market, we intend to seek a development and commercialization partner for the further development and commercialization of XP19986 for the potential treatment of GERD. Since the spasticity market could be served through a smaller, focused sales force, we may seek to retain promotional rights to XP19986 in the United States for spasticity indications.

XP21279 — A Transported Prodrug of L-Dopa

We are developing our product candidate, XP21279, a Transported Prodrug of L-Dopa, for the treatment of Parkinson’s disease. We have filed patent applications directed to XP21279 composition of matter, methods of synthesis and use in the United States and other jurisdictions.

Parent Drug Background

Patients with Parkinson’s disease have a deficiency of the neurotransmitter dopamine resulting from neuronal degeneration within certain nerve cells in an area of the brain collectively known as substantia nigra. L-Dopa is an immediate precursor of dopamine that, unlike dopamine, readily crosses the blood brain barrier. When administered in conjunction with carbidopa (and, in some cases, with benzerazide, carbidopa and entacapone), L-Dopa is protected from rapid degradation by peripheral enzymes, or enzymes that are outside of the brain, and able to convert to dopamine at its desired site of action in the brain.

L-Dopa is widely viewed as one of the most effective treatments of Parkinson’s disease, and virtually all patients with Parkinson’s disease ultimately require it. However, L-Dopa has many undesirable pharmacokinetic characteristics including its rapid breakdown by gastric and other peripheral enzymes, a short duration in blood after oral dosing that leads to the fluctuation of drug plasma concentrations upon frequent dosing and a narrow absorption window within the GI tract. The poor colonic absorption of L-Dopa has precluded the development of a satisfactory sustained-release formulation of L-Dopa that would prolong absorption beyond the small intestine.

Our Transported Prodrug

We believe that XP21279 has the potential to improve upon the deficiencies of L-Dopa. XP21279 is designed to engage natural nutrient transport mechanisms located throughout the length of the GI tract and then be rapidly converted to L-Dopa by the body’s endogenous enzymes. In addition to L-Dopa, the metabolic breakdown products of XP21279 are substances with favorable safety characteristics. Because XP21279 is designed to be well absorbed from the lower GI tract, we believe that it can be formulated for sustained release, thus reducing fluctuations of L-Dopa levels in the bloodstream. From December 2002 to December 2004, we were engaged in a collaboration with the ALZA division of Johnson & Johnson to jointly develop Transported Prodrugs of L-Dopa. In March 2005, ALZA relinquished all rights to such Transported Prodrugs, subject to a small royalty upon sales of certain product candidates if they are ultimately commercialized.

Initial Target Indications

Parkinson’s Disease.

Background on Parkinson’s Disease.  Parkinson’s disease is a motor system disorder that results from the loss of dopamine-producing nerve cells in the brain. Dopamine is a chemical that is naturally produced by the body. It is responsible for smooth, coordinated function of the body’s muscles and movement. When approximately 80% of dopamine-producing cells are damaged, the symptoms of Parkinson’s disease appear. The primary symptoms of Parkinson’s disease are tremor or shaking, slowness of movement, rigidity or stiffness and difficulty with balance.

Potential Market.  According to Datamonitor, Parkinson’s disease is primarily a disease of elderly individuals with a peak age at onset of 55 to 66 years. Approximately 1% of the U.S. population over 65 years old has been diagnosed with Parkinson’s disease. The Parkinson’s Disease Foundation estimates that there are about 60,000 new cases of Parkinson’s disease diagnosed in the United States each year. According to the IMS National Prescription Audit Report and the IMS National Disease and Therapeutic Index Report, there were approximately 6.5 million prescriptions written in the United States in 2005 for treating the symptoms of Parkinson’s disease.

Current Treatments.  At present, there is no cure for Parkinson’s disease, but a variety of medications provide relief from the symptoms. L-Dopa acts to replenish dopamine in the brain. It is usually administered with benzerazide or carbidopa, or a combination of carbidopa and entacapone, which delays the premature conversion of L-Dopa to dopamine in peripheral tissues. According to the National Institute of Neurological Disorders and Stroke, treatment with L-Dopa helps patients in at least three-quarters of Parkinson’s disease cases.

Another class of drugs, called dopamine agonists, is also commonly used to treat Parkinson’s disease. Dopamine agonists, which include bromocriptine, pergolide, pramipexole and ropinirole, mimic the role of dopamine in the brain, which causes neurons to react as they would to dopamine. In spite of their wide use, both L-Dopa and dopamine agonists remain suboptimal in treating the symptoms of Parkinson’s disease. L-Dopa therapy has been associated with “wearing-off,” a condition where treatment effects diminish over time as the disease progresses, and “on-off” dyskinesias due to changes in L-Dopa plasma concentrations. Dopamine agonists are generally considered the next most powerful drug class in treating the symptoms of Parkinson’s disease, but are more likely to cause hallucinations, confusion and psychosis, especially in the elderly.

Planned Clinical Development.  We plan to file an IND for XP21279 in the first half of 2007. Given the known safety and efficacy of L-Dopa for the treatment of Parkinson’s disease, our goal is to develop an improved L-Dopa therapy that provides more constant, extended exposure of L-Dopa in the brain compared to current treatments.

XP20925 — A Transported Prodrug of Propofol

Our fourth product candidate is XP20925, a Transported Prodrug of propofol, for the treatment of migraine and chemotherapy-induced nausea and vomiting. We have filed patent applications directed to XP20925 composition of matter, methods of synthesis and use in the United States and other jurisdictions.

Parent Drug Background

Propofol is a rapid, short-acting intravenous anesthetic that is widely used in hospitals and outpatient settings to induce and maintain anesthesia during surgery or to sedate patients undergoing diagnostic or medical procedures. Diprivan, the brand name of propofol, was introduced in the United States in 1989 and is currently the world’s leading anesthetic agent. Propofol has very poor oral absorption due primarily to extensive metabolism in the GI tract.

A number of clinical investigators have demonstrated that intravenously infused, non-sedative doses of propofol are effective in treating disorders such as migraine and chemotherapy-induced nausea and vomiting. While there are approved drugs for both of these disorders, these approved drugs do not work optimally in all patients. We believe that propofol’s poor oral absorption, which necessitates intravenous administration, has precluded the development of propofol for these indications.

Our Transported Prodrug

XP20925 was designed to target a high-capacity intestinal transporter mechanism in order to overcome the rapid intestinal metabolism of propofol and enable the oral delivery of the active ingredient. We have conducted animal studies in which the bioavailability was increased from 1%, when dosed orally as propofol, to greater than 40%, when dosed orally as XP20925. We have conducted various preclinical pharmacokinetic and safety studies in animals.

Planned Clinical Development

We plan to continue XP20925’s development at an appropriate time in the future depending on the availability of resources.

Initial Target Indications

Migraine.  Migraine is a neurological disorder characterized by recurrent headache attacks that are usually accompanied by various combinations of symptoms, including nausea and vomiting, as well as distorted vision and sensitivity to light and sound. Migraine is a common neurological disorder in the developed world. Datamonitor estimated that, in 2002, migraine afflicted more than 81 million people in the United States and six other major pharmaceutical markets, collectively, resulting in an approximately $2.5 billion commercial market. There are a variety of drugs used in the treatment of migraine. However, a class of drugs known as triptans represents a significant proportion of the overall market. While the treatment of migraine was significantly improved with the introduction of the triptans, there continues to be an unmet need for patients who suffer from migraines that do not respond adequately to current treatments. Up to 40% of patients who suffer from migraines do not respond to oral triptans. In a study published in 2000, a low-dose infusion of propofol was shown to be effective in treating patients with migraine that was resistant to standard therapy, including triptans. We believe that an oral Transported Prodrug of propofol that is able to deliver non-sedating levels of propofol may provide a new method for the treatment of migraine.

Chemotherapy-Induced Nausea and Vomiting.  Nausea and vomiting are among the most severe side effects of chemotherapy and radiation therapy. Drugs that prevent or reduce nausea and vomiting are known as anti-emetics. A Datamonitor report estimated that the 2000 worldwide market for anti-emetic drugs was approximately $1.8 billion. The Datamonitor report indicates that the top three brands of a single class of drugs, the 5HT-3 receptor antagonists, accounted for approximately 70% of the $1.8 billion market in 2000. However, it is estimated that as many as 50% of patients with chemotherapy-induced nausea and vomiting do not respond to current anti-emetic therapy, including the 5HT-3 drugs. We believe that an oral Transported Prodrug of propofol that is able to deliver non-sedating levels of propofol may provide a new method for the treatment of chemotherapy-induced nausea and vomiting.

Future Applications for Our Transported Prodrugs

We believe that there are a number of other generic parent drugs that could be candidates for our Transported Prodrug technology. We will apply our proprietary technology to selected parent drugs that have low or regionally restricted absorption in the GI tract that results in suboptimal therapy, have a chemical structure that is amenable to prodrug manipulation and are economical to manufacture.

Additionally, we believe that our proprietary technology has broad applicability beyond improving absorption from the GI tract, such as improving the penetration of drugs into the central nervous system, or CNS. We also believe that there is a significant opportunity to use our proprietary technology to improve drug candidates that otherwise would not be successfully developed due to poor oral absorption, distribution and/or metabolism.

Blood Brain Barrier

We have initiated efforts to further extend our proprietary technology to transporters found in the blood brain barrier with a goal of improving CNS penetration. The blood brain barrier is an important obstacle to the effectiveness of compounds acting on CNS targets. The highly restrictive endothelium of the brain capillary bed and the protective epithelial layer of a part of the brain known as the choroid plexus comprise a formidable barrier of cells through which drugs must pass from the blood to enter the brain. However, many natural compounds needed to feed the high metabolic activity of the brain are selectively absorbed into the CNS, particularly through the extensive capillary beds in the brain. In some cases, large amounts of these compounds are actively pumped from the blood to the brain by transporter proteins. From November 2003 to November 2005, we were engaged in a collaboration with Pfizer to jointly develop transporter technology to enhance the delivery of drugs to the brain.

Third-Party Compounds

We believe that our proprietary technology can be utilized to rehabilitate those product candidates of third parties that initially demonstrated potential therapeutic benefits but whose limitations in absorption, distribution and pharmacokinetics have prevented successful drug development or commercialization. We will select other drug molecules for this approach based on our ability to license from third parties these product candidates, the medical need for an improved version of the third party’s drug, the size of the commercial opportunity and the amenability of our chemistry to the drug’s particular structure.

Research and Development Expenses

Research and development costs consist of salaries, employee benefits, laboratory supplies, costs associated with clinical trials, including amounts paid to clinical research organizations, other professional services and facility costs. Research and development expenses were $38.7 million, $33.4 million and $25.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Our Strategic Alliance with Astellas

In December 2005, we entered into an agreement in which we licensed to Astellas exclusive rights to develop and commercialize XP13512 in Japan and five other Asian countries. Under the terms of this agreement, Astellas has obtained exclusive rights to develop and commercialize XP13512 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. Astellas plans to initiate Phase 1 clinical trials in the middle of this year. Under the terms of this agreement, we received an initial license payment of $25 million. In addition, we are eligible to receive clinical and regulatory milestone payments totaling up to $60 million, including milestone payments of $10 million at the initiation and $5 million at the subsequent completion of our first Phase 3 clinical trial of XP13512 in RLS patients in the United States. We will provide Astellas both clinical and commercial supplies of XP13512 and will receive royalties on any sales of XP13512 in the Astellas territory at a royalty rate in the mid-teens on a percentage basis.

Patents and Proprietary Rights

We will be able to protect our technology from unauthorized use by third parties only to the extent that our technology is covered by valid and enforceable patents or effectively maintained as trade secrets and able to be utilized without infringing the proprietary rights of others. Our success in the future will depend in part on obtaining patent protection for our technologies and product candidates. Accordingly, patents and other proprietary rights are essential elements of our business. Our policy is to actively seek in the United States and selected foreign countries patent protection for novel technologies and compositions of matter that are commercially important to the development of our business.

Issued U.S. and foreign patents generally expire 20 years after filing. As of March 1, 2006, we had nine issued U.S. patents, including a composition-of-matter patent on XP13512. As of that date, we had 83 pending patent applications in the United States, including composition-of-matter patent applications on XP19986, XP21279 and XP20925. We hold two issued foreign patents. We have 34 pending Patent Cooperation Treaty, known as PCT, regional applications that permit us to pursue patents outside of the United States, 26 pending European regional patent applications that permit us to pursue patents in various European countries and 116 foreign national patent applications. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering product candidates, lead compounds and key intermediates, pharmaceutical compositions, methods of use and processes for making our compounds, along with methods of design, synthesis, selection and use of Transported Prodrugs in general and to our research and development programs in particular.

The patent rights relating to XP13512, its synthesis and method of use, owned by us consist of two issued U.S. patents that expire in 2022 and 11 pending U.S. patent applications. We also own five pending counterpart PCT regional patent applications and 91 foreign national applications in a number of jurisdictions, including Asia and Europe. The patent rights relating to XP19986 and its synthesis and use owned by us consist of three pending U.S. patent applications, one counterpart PCT application designating an extensive number of jurisdictions, including Asia and Europe, and 33 foreign national applications. The patent rights relating to XP21279 and its synthesis and use owned by us consist of two pending U.S. patent applications and one counterpart PCT application designating an extensive number of jurisdictions, including Asia and Europe. The patent rights relating to XP20925 and its synthesis and use owned by us consist of three pending U.S. patent applications, one counterpart PCT application designating an extensive number of jurisdictions, including Asia and Europe, and 13 foreign national applications.

The composition-of-matter patent on gabapentin, the parent drug of XP13512, expired in 2000, but Pfizer sold gabapentin exclusively based on a formulation patent until September 2004. This formulation patent is the subject of ongoing litigation between Pfizer and several generic manufacturers. In October 2004, a federal court in New Jersey denied Pfizer’s motion for a preliminary injunction seeking to prevent the commercialization of generic gabapentin by Alpharma, Inc. and Teva Pharmaceutical Industries, Ltd. during the consideration of challenges to the Pfizer formulation patent. Pfizer currently markets generic gabapentin through its Greenstone Ltd. subsidiary. Alpharma and Teva, along with many others, currently market gabapentin as a generic drug. We are not a party to this litigation, and we believe that our manufacturing process for XP13512 does not infringe the patent that is the subject of this litigation. However, in case of an adverse event in this litigation, such as enjoining or limiting Teva’s ability to sell generic gabapentin to us, we would not be able to manufacture XP13512 until a suitable qualified alternate supplier of gabapentin was identified. This could delay the development of XP13512. We are currently in the process of qualifying additional suppliers for gabapentin.

We also rely on trade secret protection and confidentiality agreements to protect our proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug discovery process that involve proprietary know-how and technology that is not covered by patent applications, especially where patent protection is not believed to be appropriate or obtainable. We require all of our employees, consultants and advisors to enter into confidentiality agreements. Where it is necessary to share our proprietary information or data with outside parties, our policy is to make available only that information and data required to accomplish the desired purpose and only pursuant to a duty of confidentiality on the part of those parties.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our product candidates. We currently rely on a small number of third-party manufacturers to produce our compounds and expect to continue to do so to meet the preclinical and clinical requirements of our potential products and for all of our commercial needs. We do not have long-term agreements with any of these third parties.

We have purchased substantial amounts of gabapentin, which is the active agent used to make XP13512, from Teva pursuant to purchase orders issued from time to time. Currently, we believe that there are at least five alternative manufacturers that could supply our requirements of gabapentin in the event that Teva determines to not sell gabapentin to us at a price that is commercially attractive. In addition, we believe that there will be an increasing number of qualified alternative suppliers of gabapentin in the future. We are currently in the process of qualifying alternative sources of gabapentin for use in the manufacture of XP13512.

We have agreed to purchase approximately 2,000 kilograms of XP13512 in active pharmaceutical ingredient form, known as API, from Lonza Ltd. under a manufacturing services and product supply agreement. The parties have agreed to specific transfer prices for this API under a quotation that forms a part of the agreement. We believe that the quantities of API that we have in inventory, and that we have agreed to purchase, will be sufficient to complete the RLS clinical trials required for regulatory approval, as well as chronic toxicity and carcinogenicity studies. Our current agreement with Lonza does not provide for the entire supply of API necessary for full-scale commercialization. However, the manufacturing services and product supply agreement obligates the parties to negotiate in good faith on the terms and conditions for Lonza to supply some or all of our total requirements for the commercial supply of API for XP13512. The API is manufactured using a four-step synthetic process that uses commercially available starting materials for each step. There are no complicated chemistries or unusual equipment required in the manufacturing process. We may terminate this agreement upon 30 days’ notice. Either party may terminate this agreement for cause upon notice and a failure to cure by the other party. Unless earlier terminated for the reasons stated above, this agreement terminates in July of this year, unless extended by the mutual agreement of the parties. In the event that Lonza terminates the agreement following a breach by us, we would not be able to manufacture the API until a qualified alternative supplier was identified.

We rely on Patheon as a single source supplier for XP13512 formulated in sustained-release tablets for clinical trials at specified transfer prices under a quotation agreed upon by the parties as a part of a master services agreement. This agreement terminates in December 2008, unless earlier terminated. We may terminate this agreement at any time. Patheon may terminate this agreement if we do not cure a breach within 30 days of receiving notice from Patheon. In the event that Patheon terminates the agreement under the specified circumstances, we would not be able to manufacture XP13512 sustained-release tablets until a qualified alternative supplier was selected.

If either of these agreements is terminated by us, we are contractually obligated to reimburse Lonza or Patheon for costs incurred up to the termination date, as well as any specific costs incurred by either party in connection with the termination.

In addition, prior to June 2005, our supplies of XP13512 clinical trial materials were produced by MDS Pharma, including the sustained-release formulation that was the subject of our Phase 2 clinical trials. In June 2005, we transferred the manufacture of XP13512 sustained-release tablets to Patheon and initiated scale-up activities in anticipation of producing quantities expected to support our Phase 3 clinical program in RLS. We believe that we are currently manufacturing at a scale sufficient to support our current requirements and will be initiating further scale-up activities later this year. In order to use sustained-release tablets manufactured at Patheon in our clinical trials, we have conducted a Phase 1 clinical trial to assess the safety, tolerability and pharmacokinetics of these tablets. Preliminary results from this clinical trial suggest that the new, sustained-release tablets manufactured by large-scale production from Patheon produce blood levels of gabapentin that are similar to the sustained-release formulation used in the previous clinical trials.

We currently rely on Heumann Pharma GmbH as our single source supplier of R-baclofen, the active agent used to make XP19986, under purchase orders issued from time to time. We are not aware of any alternative suppliers of R-baclofen. However, we believe at least two alternative manufacturers, PCAS Finland Oy and Fine Chemicals Corporation (Pty) Ltd., could supply an intermediate to baclofen, from which R-baclofen could be synthesized, in the event that Heumann determines to not sell R-baclofen to us at a price that is commercially attractive.

We have purchased from Lonza all of our current worldwide requirements of XP19986 in API form through our initial Phase 2 clinical trials under a manufacturing services and product supply agreement. In the event that Lonza terminates the agreement following a breach by us, we would not be able to manufacture the API until a qualified alternative supplier was identified. Our current agreement with Lonza does not provide for the entire supply of the API necessary for additional Phase 2 and Phase 3 clinical trials or for full-scale commercialization. The API is manufactured using a six-step synthetic process that uses commercially available starting materials for each step. There are no complicated chemistries or unusual equipment required in the manufacturing process.

Cardinal Health PTS, LLC provides our requirements of XP19986 for clinical trials in the form of capsules containing controlled-release beads at specified transfer prices under a quotation agreed upon by the parties as a part of a master services agreement. We rely on Cardinal Health as a single source supplier for capsules of XP19986. In the event that Cardinal Health terminates the agreement under specified circumstances, we would not be able to manufacture XP19986 until a qualified alternative supplier was identified.

Our contract manufacturers may own process technology related to the manufacture of our compounds. This would increase our reliance on this manufacturer. Each of Cardinal Health, Patheon and Lonza have informed us that they are not using any proprietary technology in their work for us on XP13512 or XP19986. Moreover, we have been successful in negotiating agreements with our contract manufacturers that include licenses, with the right to grant sublicenses, to any technology incorporated into the manufacture of our compounds or that is invented by employees of the contract manufacturers during the course of work conducted on our product candidates.

Marketing and Sales

We have no sales, marketing or distribution capabilities. In order for us to commercialize any of our product candidates, we must either make arrangements with third parties to perform these services for us or acquire or develop internal sales, marketing and distribution capabilities, or both. In December 2005, we entered into a collaboration with Astellas to develop and commercialize XP13512 in Japan and five other Asian markets. We plan to establish additional development and commercialization partnerships with pharmaceutical and biotechnology companies to accelerate the completion of regulatory approval and product introduction and to maximize the breadth of the commercial opportunity.

We intend to retain rights under collaborations that include commercialization of our products in the United States to establish a focused sales and marketing organization in North America to market and sell product candidates, for which marketing approval is ultimately received, to specialty physicians, including neurologists, psychiatrists and sleep specialists, for target indications in which specialists significantly influence the market and to selectively co-promote to primary care physicians.

Competition

The pharmaceutical and biotechnology industries are intensely competitive. Any product candidate developed by us would compete with existing drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products targeting the same markets as our product candidates. Many of these organizations have substantially greater financial, technical, manufacturing and marketing resources than we have. Several of them have developed or are developing therapies that could be used for treatment of the same diseases that we are targeting. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery and development to:

•	discover and develop products that are superior to other products in the market;

•	attract and retain qualified scientific, product development and commercial personnel;

•	obtain patent and/or other proprietary protection for our products and technologies;

•	obtain required regulatory approvals; and

•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new products.

We expect to compete on, among other things, product efficacy and safety, time to market, price, extent of adverse side effects experienced and convenience of treatment procedures. In order to compete successfully, we will need to identify, secure the rights to and develop pharmaceutical products and exploit these products commercially before others are able to develop competitive products. In addition, our ability to compete may be affected if insurers and other third-party payors seek to encourage the use of generic products, making branded products less attractive to buyers from a cost perspective.

We believe that our product development programs will be subject to significant competition from companies utilizing alternative technologies. In addition, as the principles of active transport become more widely known and appreciated based on patent and scientific publications and regulatory filings, we expect the field to become highly competitive. Pharmaceutical companies, biotechnology companies and academic and research institutions may succeed in developing products based upon the principles underlying our proprietary technologies earlier than us, obtaining approvals for such products from the FDA more rapidly than us or developing products that are safer, more effective and/or more cost effective than those under development or proposed to be developed by us.

Except for XP13512, our research and development efforts are at an early stage. Our objective is to discover, develop and commercialize new medicines with superior efficacy, convenience, tolerability and/or safety. To the extent that we are able to develop medicines, they are likely to compete with existing drugs that have long histories of effective and safe use and with new therapeutic agents. We expect that any medicines that we commercialize with our collaborative partners or on our own will compete with existing, market-leading medicines.

XP13512.  We anticipate that, if approved, XP13512 would compete with generic gabapentin. We believe that it is unlikely that a healthcare provider would require the use of gabapentin in preference to XP13512 in an indication for which XP13512 is approved and gabapentin is not labeled. Other drugs targeting RLS and/or neuropathic pain will represent substantial competition. These include pregabalin (marketed by Pfizer as Lyrica), ropinirole (marketed by GSK as Requip) and duloxetine (marketed by Lilly as Cymbalta). Pregabalin is classified as a controlled substance, which could increase the possibility that XP13512 would be classified as a controlled substance since they act on the same therapeutic target. In May 2005, GSK received approval from the FDA to market Requip for the treatment of moderate-to-severe RLS. In addition, pramipexole (for which a new drug application, or NDA, was filed with the FDA in the fall of 2005 by Boehringer Ingelheim) and the rotigotine transdermal system (being developed by Schwarz Pharma) are among the product candidates for RLS that may represent potential competition for XP13512. In September 2005, Pfizer launched Lyrica in the U.S. market for the treatment of epilepsy, the management of PHN and the management of painful diabetic neuropathy. In addition, transdermal patches containing the anesthetic known as lidocaine are sometimes used for the management of PHN.

XP19986.  We anticipate that, if approved, XP19986 would compete with generic baclofen and other drugs for the alleviation of symptoms of spasticity, as well as other drugs targeted at GERD. These include approved treatments for spasticity, such as diazepam, dantrolene sodium and tizanidine, and many therapies in development, such as Fampridine-SR from Acorda Therapeutics, Inc., that could compete with XP19986. These also include GERD treatments, such as esomeprazole and omeprazole (marketed by AstraZeneca as Nexium and Prilosec, respectively) and lansoprazole (marketed by TAP Pharmaceutical Products Inc. as Prevacid). In addition, tenatoprazole (being developed by Abbott Laboratories) and soraprazan (being developed by ALTANA Pharma AG) are among multiple product candidates in late-stage clinical trials and represent potential competition for XP19986.

Government Regulation

The testing, manufacturing, labeling, advertising, promotion, export and marketing of our product candidates are subject to extensive regulation by governmental authorities in the United States and other countries. The FDA, under the Federal Food, Drug and Cosmetic Act, or FFDCA, regulates pharmaceutical products in the United States. The steps required before a drug may be approved for marketing in the United States generally include:

•	preclinical laboratory tests and animal tests;

•	the submission to the FDA of an investigational new drug application, or IND, for human clinical testing, which must become effective before human clinical trials commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	the submission to the FDA of a new drug application, or NDA;

•	FDA review and approval of the NDA; and

•	satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with current Good Manufacturing Practices, or cGMPs.

The testing and approval process requires substantial time, effort and financial resources, and the receipt and timing of any approval is uncertain.

Preclinical studies include laboratory evaluations of the product candidate, as well as animal studies to assess the potential safety and efficacy of the product candidate. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND, which must become effective before clinical trials may be commenced. The IND will become effective automatically 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the trials as outlined in the IND prior to that time. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed.

Clinical trials involve the administration of the product candidates to healthy volunteers or patients under the supervision of a qualified principal investigator. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

Clinical trials typically are conducted in three sequential phases prior to approval, but the phases may overlap. These phases generally include the following:

Phase 1.  Represents the initial introduction of the drug into human subjects, frequently healthy volunteers. In Phase 1, the drug is usually tested for safety, including adverse effects, dosage tolerance, absorption, distribution, metabolism, excretion and pharmacodynamics.

Phase 2.  Phase 2 clinical trials usually involve studies in a limited patient population to (1) evaluate the efficacy of the drug for specific indications, (2) determine dosage tolerance and optimal dosage and (3) identify possible adverse effects and safety risks. Although there are no statutory definitions for Phase 2a and Phase 2b, Phase 2a is commonly used to describe a Phase 2 clinical trial evaluating efficacy, adverse effects and safety risks, and Phase 2b is commonly used to describe a subsequent Phase 2 clinical trial that also evaluates dosage tolerance and optimal dosage.

Phase 3.  If a compound is found to be potentially effective and to have an acceptable safety profile in Phase 2 studies, the clinical trial program will be expanded to further demonstrate clinical efficacy, optimal dosage and safety within an expanded patient population at geographically dispersed clinical study sites.

Phase 4 clinical trials are conducted after approval to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of drugs approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement. These clinical trials are often referred to as Phase 3/4 post-approval clinical trials. Failure to promptly conduct Phase 4 clinical trials could result in withdrawal of approval for products approved under accelerated approval regulations.

In the case of products for the treatment of severe or life-threatening diseases, the initial clinical trials are sometimes done in patients rather than in healthy volunteers. Since these patients are afflicted already with the target disease, it is possible that such clinical trials may provide evidence of efficacy traditionally obtained in Phase 2 clinical trials. These trials are referred to frequently as Phase 1/2 clinical trials. The FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The results of preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product. Generally, regulatory approval of a new drug by the FDA may follow one of three routes. The most traditional of these routes is the submission of a full NDA under Section 505(b)(1) of the FFDCA. A second route, which is possible where an applicant chooses to rely in part on data generated or approvals obtained previously by other parties, is to submit a more limited NDA described in Section 505(b)(2) of the FFDCA. The final route is the submission of an Abbreviated New Drug Application for products that are shown to be pharmaceutically and therapeutically equivalent to previously approved drug products as permitted under Section 505(j) of the FFDCA. We do not expect any of our Transported Prodrugs to be submitted under Section 505(j).

Both Section 505(b)(1) and Section 505(b)(2) applications are required by the FDA to contain full reports of investigations of safety and effectiveness. However, in contrast to a traditional NDA submitted pursuant to Section 505(b)(1) in which the applicant submits all of the data demonstrating safety and effectiveness, we believe an application submitted pursuant to Section 505(b)(2) can rely upon findings by the FDA that the parent drug is safe and effective in that indication. As a consequence, the preclinical and clinical development programs leading to the submission of an NDA under Section 505(b)(2) may be less expensive to carry out and can be concluded in a shorter period of time than programs required for a Section 505(b)(1) application. In its review of any NDA submissions, however, the FDA has broad discretion to require an applicant to generate additional data related to safety and efficacy, and it is impossible to predict the number or nature of the studies that may be required before the FDA will grant approval.

In the NDA submissions for our product candidates that are currently undergoing clinical trials, we intend to follow the development pathway permitted under the FFDCA that will maximize the commercial opportunities for these Transported Prodrugs. We are currently pursuing the traditional NDA route for our Transported Prodrugs under Section 505(b)(1) of the FFDCA. In the event that we decide to utilize Section 505(b)(2) of the FFDCA to pursue an approval of our Transported Prodrugs in indications for which the relevant parent drug has previously been approved, we will engage in discussions with the FDA to determine which, if any, portions of our development program can be modified.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with cGMPs. Once the NDA submission has been accepted for filing, the FDA typically takes one year to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA approval of any NDA submitted by us will be at a time the FDA chooses. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require Phase 4 post-marketing studies to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-marketing studies.

If we obtain regulatory approval for a product, this clearance will be limited to those diseases and conditions for which the product is effective, as demonstrated through clinical trials. Even if this regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. Discovery of previously unknown problems with a medicine, manufacturer or facility may result in restrictions on the marketing or manufacturing of an approved product, including costly recalls or withdrawal of the product from the market. The FDA has broad post-market regulatory and enforcement powers, including the ability to suspend or delay issuance of approvals, seize or recall products, withdraw approvals, enjoin violations and institute criminal prosecution.

The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. The U.S. Drug Enforcement Agency, or DEA, regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. If any of our product candidates contains a scheduled substance, it would be subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA would regulate the amount of the scheduled substance that would be available for clinical trials and commercial distribution.

We also will be subject to a variety of foreign regulations governing clinical trials and the marketing of our products. Outside the United States, our ability to market a product depends upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. In any country, however, we will only be permitted to commercialize our products if the appropriate regulatory authority is satisfied that we have presented adequate evidence of safety, quality and efficacy. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The time needed to secure approval may be longer or shorter than that required for FDA approval. The regulatory approval and oversight process in other countries includes all of the risks associated with the FDA process described above.

Pharmaceutical Pricing and Reimbursement

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Initiatives to reduce the federal deficit and to reform healthcare delivery are increasing cost-containment efforts. We anticipate that Congress, state legislatures and the private sector will continue to review and assess alternative benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals and other fundamental changes to the healthcare delivery system. Any proposed or actual changes could limit or eliminate our spending on development projects and affect our ultimate profitability. Legislative debate is expected to continue in the future, and market forces are expected to drive reductions of healthcare costs. The adoption of any federal or state healthcare reform measures or future private sector reforms could further limit reimbursement for medical products.

In both domestic and foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare product candidates. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective.

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the 2003 Medicare Act, was enacted. Under this legislation, Medicare beneficiaries were eligible to obtain a Medicare-endorsed, drug-discount card from a pharmacy benefit manager, managed care organization or other private sector provider through the end of 2005. Beginning on January 1, 2006, Medicare beneficiaries were eligible to obtain subsidized prescription drug coverage from a private sector provider. It remains difficult to predict the impact of the 2003 Medicare Act on pharmaceutical companies. Usage of pharmaceuticals may increase as the result of the expanded access to medicines afforded by the partial reimbursement under Medicare. Such potential sales increases, however, may be offset by increased pricing pressures due to the enhanced purchasing power of the private sector providers that will negotiate on behalf of Medicare beneficiaries.

Employees

As of December 31, 2005, we had 120 employees, 93 of whom were engaged in research and product development activities. Sixty-four employees hold post-graduate degrees, including two with medical degrees and 30 with Ph.D.s. Our employees are not represented by a collective bargaining agreement. We believe our relations with our employees are good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of March 1, 2006:

Name	Age	Position

Ronald W. Barrett, Ph.D.	50	Chief Executive Officer and Director
William J. Rieflin	45	President
Kenneth C. Cundy, Ph.D.	46	Senior Vice President of Preclinical Development
Mark A. Gallop, Ph.D.	43	Senior Vice President of Research
William G. Harris	47	Senior Vice President of Finance and Chief Financial Officer
Pierre V. Trân, M.D., M.M.M.	46	Senior Vice President and Chief Medical Officer
William J. Dower, Ph.D.	58	Vice President of Discovery Biology

Ronald W. Barrett is one of our founders and has served as our chief executive officer since September 2001. He served as our chief scientific officer from 1999 to 2001. Dr. Barrett has been a director since August 1999. From

1989 to 1999, he held various positions at Affymax Research Institute, an institute employing combinatorial chemistry and high-throughput target screening to discover drug targets, the most recent of which was senior vice president of research. Glaxo Wellcome plc, a pharmaceutical company, acquired Affymax Research Institute in 1995. Glaxo Wellcome subsequently merged with SmithKline Beecham plc, a pharmaceutical company, in 2000 to form GlaxoSmithKline plc, a pharmaceutical company. Prior to Affymax Research Institute, Dr. Barrett was a molecular pharmacologist in the Neuroscience Group at Abbott Laboratories, a healthcare company, from 1986 to 1989. Dr. Barrett received a B.S. from Bucknell University and a Ph.D. in pharmacology from Rutgers University.

William J. Rieflin has been our president since September 2004. From 1996 to 2004, he held various positions with Tularik Inc., a biotechnology company focused on the discovery and development of product candidates based on the regulation of gene expression, the most recent of which was executive vice president, administration, chief financial officer, general counsel and secretary. Amgen Inc., a biotechnology company, acquired Tularik in 2004. Mr. Rieflin received a B.S. from Cornell University, an M.B.A. from the University of Chicago Graduate School of Business and a J.D. from Stanford Law School.

Kenneth C. Cundy has been our senior vice president of preclinical development since January 2004. He was previously our vice president of biopharmaceutics from 2000 to 2004. From 1992 to 2000, he was senior director of biopharmaceutics at Gilead Sciences. Prior to Gilead Sciences, Dr. Cundy was principal research investigator at Sterling Drug, a pharmaceutical division of Eastman Kodak Company, an imaging and photographic equipment company, from 1988 to 1992. He received a B.S. from the University of Manchester and a Ph.D. in pharmaceutical sciences from the University of Kentucky.

Mark A. Gallop is one of our founders and has been our senior vice president of research since January 2004. He was previously our vice president of chemistry since 1999. From 1990 to 1999, Dr. Gallop held several positions at Affymax Research Institute, the most recent of which was senior director of combinatorial chemistry. Dr. Gallop received a B.Sc. from the University of Auckland and a Ph.D. in inorganic chemistry from the University of Cambridge.

William G. Harris has been our senior vice president of finance and chief financial officer since November 2001. From 1996 to 2001, he held several positions with Coulter Pharmaceutical, Inc., a biotechnology company engaged in the development of novel therapies for the treatment of cancer and autoimmune diseases, the most recent of which was senior vice president and chief financial officer. Corixa Corp., a developer of immunotherapeutic products, acquired Coulter Pharmaceutical in 2000. Prior to Coulter Pharmaceutical, from 1990 to 1996, Mr. Harris held several positions at Gilead Sciences, Inc., a biopharmaceutical company, most recently director of finance. Mr. Harris received a B.A. from the University of California, San Diego and an M.B.A. from Santa Clara University, Leavey School of Business and Administration.

Pierre V. Trân has been our senior vice president and chief medical officer since September 2004. From 2002 to July 2004, he was global medical director, Joint Antidepressant Group of Eli Lilly and Company, a pharmaceutical company. From 1992 to 2002, Dr. Trân was a physician in clinical research within the Neuroscience Group of Eli Lilly and Company. He received an M.D. from the Université de Franche-Comté (Besançon) in France and a Masters in Medical Management (M.M.M.) from Tulane University. Dr. Trân completed his residency training at Duke University and earned board certification in general adult psychiatry. Dr. Trân holds an academic appointment as Assistant Consulting Professor at the Department of Psychiatry at Duke University.

William J. Dower is one of our founders and has been our vice president of discovery biology since 1999. From 1989 to 1999, he held various positions at Affymax Research Institute, the most recent of which was senior director of molecular biology. Prior to Affymax Research Institute, Dr. Dower held the position of senior research biochemist at Bio-Rad Laboratories, Inc., a company providing tools and services to the clinical diagnostics and life sciences research markets, from 1984 to 1989. He received a B.A. and a Ph.D. in biological sciences from the University of California, San Diego.

About XenoPort

We were incorporated in Delaware in May 1999. Our principal offices are located at 3410 Central Expressway, Santa Clara, California 95051, and our telephone number is (408) 616-7200. Our website address is

www.xenoport.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. XENOPORT, the XenoPort logo and Transported Prodrug are our trademarks. Service marks, trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “the company,” “we,” “us” and “our” refer to XenoPort, Inc.

Available Information

We file electronically with the U.S. Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at www.xenoport.com, free of charge, copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, copies of these reports are located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov.

Item 1A.	Risk Factors.

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

We have a limited operating history and have incurred significant losses since our inception, including losses applicable to common stockholders of approximately $43.9 million, $31.3 million and $25.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. We expect our research and development expenses to continue to increase as we expand our development programs, and, subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force and increased manufacturing expenses. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of our product candidates. Our most advanced product candidate has commenced a Phase 3 clinical program. Our other product candidates are either in Phase 2 clinical development or in various stages of preclinical development. Any of our product candidates could be unsuccessful if it:

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

If we or our partners are not able to obtain required regulatory approvals, we or our partners will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory agencies in the United States and by comparable authorities in other countries. The inability to obtain FDA approval or approval from comparable authorities in other countries would prevent us from commercializing our product candidates in the United States or other countries. We may never receive regulatory approval for the commercial sale of any of our product candidates. Moreover, if the FDA requires that any of our product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we will be unable to begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our product candidates is classified as a controlled substance by the DEA, we would have to register annually with the DEA and those product candidates would be subject to additional regulation. We have not received regulatory approval to market any of our product candidates in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of applying for regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the product candidates involved.

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

We and our partners will need to obtain regulatory approval from authorities in foreign countries to market our product candidates in those countries. Neither we nor Astellas Pharma Inc. has initiated the regulatory process in any foreign jurisdictions. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we or our partners fail to obtain approvals from foreign jurisdictions, the geographic market for our product candidates would be limited.

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

We do not expect our existing capital resources to be sufficient to enable us to fund the completion of the development of any of our product candidates. We expect that our existing capital resources and committed funding will enable us to maintain currently planned operations into the second quarter of 2007. However, our operating plan may change, and we may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization. We currently have no credit facility or committed sources of capital other than milestones receivable from Astellas based on the commencement and conclusion of our initial Phase 3 clinical trial in Restless Legs Syndrome, or RLS.

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

As of March 1, 2006, we held nine U.S. patents and had 83 patent applications pending before the U.S. Patent and Trademark Office, or PTO. For some of our inventions, corresponding non-U.S. patent protection is pending. Of the nine U.S. patents that we hold, six patents are compound- and composition-related, having expiration dates in 2021 to 2023; one patent is synthesis-method related, having an expiration date in 2022; and two patents are screening methodology-related, having expiration dates in 2022. Subject to possible patent term extension, the entitlement for which and the term of which we cannot predict, patent protection in the United States covering the compound for XP13512, our product candidate that is a Transported Prodrug of gabapentin, will expire no earlier than 2022. We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to XP13512, the composition-of-matter patents relating to gabapentin have expired. In addition, for XP19986, our product candidate that is a Transported Prodrug of R-baclofen, three U.S. and 34 non-U.S. patent applications are pending, but no patents have yet issued. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.

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

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering products or other technologies of interest to us that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. For example, we are aware of a third party patent application relating to prodrugs of gabapentin that, if it issues, if it is determined to be valid and if it is construed to cover XP13512, could affect the development and commercialization of XP13512. Additionally, we are aware of third-party patents relating to the use of baclofen in the treatment of gastroesophageal reflux disease, or GERD. If the patents are determined to be valid and construed to cover XP19986, the development and commercialization of XP19986 could be affected. With respect to the claims contained in these patent applications and patents, we believe that our activities do not infringe the patents at issue and/or that the third-party patent or patent applications are invalid. However, it is possible that a judge or jury will disagree with our conclusions regarding non-infringement and/or invalidity, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. Licenses required under any of these patents may not be available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to develop, commercialize and sell our product candidates. We believe that there may continue to be significant litigation in the biotechnology and pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.

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

We presently do not have in inventory sufficient quantities of our product candidates to complete clinical trials of either XP13512 or XP19986. We do not currently own or operate manufacturing facilities, and we rely and expect to continue to rely on a small number of third-party compound manufacturers and active pharmaceutical ingredient formulators for the production of clinical and commercial quantities of our product candidates. We do not have long-term agreements with any of these third parties, and our agreements with these parties are generally terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform under our agreements or enter into new agreements, we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our product candidates in a timely manner from these third parties could delay clinical trials and prevent us or our partners from developing and commercializing our product candidates in a cost-effective manner or on a timely basis.

We purchase substantial amounts of gabapentin, which is used to make XP13512, from Teva Pharmaceutical Industries, Ltd. pursuant to purchase orders issued from time to time. Teva’s sale of gabapentin is the subject of ongoing litigation brought by Pfizer Inc alleging infringement of a patent held by Pfizer. In the event that Teva decides not to sell gabapentin to us, or decides to sell gabapentin to us at a price that is not commercially attractive, or, as a result of this litigation, ceases producing gabapentin, we would not be able to manufacture XP13512 until a qualified alternative supplier was identified. This could delay the development of, and impair our ability to commercialize, this product candidate.

We have agreed to purchase XP13512 in active pharmaceutical ingredient form, known as API, from Lonza Ltd. under a manufacturing services and product supply agreement. In the event that Lonza terminates the agreement in response to a breach by us, we would not be able to manufacture the API until a qualified alternative supplier was identified. This could delay the development of, and impair the ability of us or our partners to commercialize, this product candidate. In addition, our current agreement with Lonza does not provide for the entire supply of API that we require to complete all of our planned clinical trials or for full-scale commercialization. However, the manufacturing services and product supply agreement obligates the parties to negotiate in good faith on the terms and conditions for Lonza to supply some or all of our total requirements for the commercial supply of the API for XP13512. In the event that the parties cannot agree to the terms and conditions for Lonza to provide some or all of our API commercial supply needs, we would not be able to manufacture API until a qualified alternative supplier was identified, which could also delay the development of, and impair the ability of us or our partners to commercialize, this product candidate.

In addition, we currently rely on Patheon Pharmaceuticals, Inc. as our single source supplier for XP13512 formulated in sustained-release tablets for clinical trials at specified transfer prices under a quotation agreed upon by the parties that forms a part of master services agreements. In the event that Patheon terminates the agreement under specified circumstances, we would not be able to manufacture XP13512 sustained-release tablets until a qualified alternative supplier is identified. This could delay the development of, and impair the ability of us or our partners to commercialize, XP13512.

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

We currently rely on Lonza as the single source supplier of our current worldwide requirements of XP19986 in API form through our initial Phase 2a clinical trial under a manufacturing services and product supply agreement. In the event that Lonza terminates the agreement in response to a breach by us, we would not be able to manufacture the API until a qualified alternative supplier was identified. Our current agreement with Lonza does not provide for the entire supply of the API necessary for additional Phase 2 and Phase 3 clinical trials or for full-scale commercialization. In the event that the parties cannot agree to the terms and conditions for Lonza to provide some or all of our API clinical and commercial supply needs, we would not be able to manufacture API until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, this product candidate.

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

We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with Teva, Lonza or Patheon for XP13512, or Heumann, Lonza or Cardinal Health for XP19986, or to do so at an acceptable cost, or if these suppliers fail to meet our requirements for these product candidates for any reason, we would be required to obtain alternative suppliers. Any inability to obtain qualified alternative suppliers, including an inability to obtain or delay in obtaining approval of an alternative supplier from the FDA, would delay or prevent the clinical development and commercialization of these product candidates, and could impact our ability to meet our supply obligations to Astellas.

Prior to the commencement of our Phase 3 clinical trial, the formulation of XP13512 that had been tested in humans had been produced by entities other than Patheon. We recently completed an additional Phase 1 clinical trial to assess the safety, tolerability and pharmacokinetics of single doses of XP13512 manufactured by Patheon. This clinical trial utilized a new, sustained-release formulation of XP13512 produced at a larger scale. These new tablets are similar in characteristics compared to the sustained-release formulation used in the previous trials. We conducted this additional Phase 1 single-dose, crossover clinical trial in 12 healthy volunteers at one site. Preliminary results from this clinical trial suggest that the new, larger-scale, sustained-release formulation of XP13512 produces blood levels of gabapentin that are similar to the sustained-release formulation used in the previous clinical trials.

Use of third-party manufacturers may increase the risk that we will not have adequate supplies of our product candidates.

Our current and anticipated future reliance on third-party manufacturers will expose us to risks that could delay or prevent the initiation or completion of clinical trials by us or our partners, the submission of applications for regulatory approvals, the approval of our products by the FDA or foreign regulatory authorities or the commercialization of our products or could result in higher costs or lost product revenues. In particular, our contract manufacturers:

•	could encounter difficulties in achieving volume production, quality control and quality assurance or suffer shortages of qualified personnel, which could result in their inability to manufacture sufficient quantities of drugs to meet clinical schedules or to commercialize our product candidates;

•	could terminate or choose not to renew manufacturing agreements, based on their own business priorities, at a time that is costly or inconvenient for us;

•	could fail to establish and follow FDA-mandated current good manufacturing practices, or cGMPs, which are required for FDA approval of our product candidates, or fail to document their adherence to cGMPs, either of which could lead to significant delays in the availability of material for clinical study and delay or prevent marketing approval for our product candidates; and

•	could breach, or fail to perform as agreed under, manufacturing agreements.

If we are not able to obtain adequate supplies of our product candidates, it will be more difficult to develop our product candidates and compete effectively. Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. For example, gabapentin is also marketed as generic gabapentin by Teva, one of our third-party manufacturers.

In addition, the manufacturing facilities of Heumann, Lonza and Teva are located outside of the United States. This may give rise to difficulties in importing our product candidates or their components into the United States or other countries as a result of, among other things, regulatory agency import inspections, incomplete or inaccurate import documentation or defective packaging.

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

Additionally, problems with approved products marketed by third parties that utilize the same therapeutic target as the parent drug of our product candidates could adversely affect the development of our product candidates. For example, the product withdrawals of Vioxx by Merck & Co., Inc. and Bextra from Pfizer in 2005 due to safety issues has caused other drugs that have the same therapeutic target, such as Celebrex from Pfizer, to receive additional scrutiny from regulatory authorities. If either gabapentin or pregabalin encounters unexpected toxicity problems in humans, the FDA may delay or prevent the regulatory approval of XP13512 since it is a member of the same class of drugs and shares the same therapeutic target as gabapentin and pregabalin. In 2005, the FDA requested that all makers of epilepsy drugs, including Neurontin, analyze their clinical trial data to determine whether these drugs increase the risk of suicide in patients. Finally, if the FDA determines that a drug may present a risk of substance abuse, it can recommend to the DEA that the drug be scheduled under the Controlled Substances Act. While gabapentin is not a scheduled drug at the present time, pregabalin has been scheduled as a controlled substance. Since pregabalin is a scheduled drug, it is possible that the FDA may require additional testing of XP13512, the results of which could lead the FDA to conclude that XP13512 should be scheduled as well. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA regulates the amount of a scheduled substance that is available for clinical trials and commercial distribution. Accordingly, any scheduling action that the FDA and DEA may take with respect to XP13512 may delay its clinical trial and approval process. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition.

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

Our product candidates will remain subject to ongoing regulatory review, even if they receive marketing approval. If we fail to comply with continuing regulations, we could lose these approvals and the sale of our products could be suspended.

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

Because we have limited financial and managerial resources, we must focus on research programs and product candidates for the specific indications that we believe are the most commercially promising. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, we have decided to postpone additional development efforts on XP20925, our Transported Prodrug of propofol, so that we can dedicate those resources to the development of XP21279, our Transported Prodrug of L-Dopa. In addition, we may spend valuable time and managerial and financial resources on research programs and product candidates for specific indications that ultimately do not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in situations where it would have been more advantageous for us to retain sole rights to development and commercialization.

We depend on collaborations to complete the development and commercialization of some of our product candidates. These collaborations may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

In December 2005, we entered into a collaboration with Astellas for the development and commercialization of XP13512 in Japan and five other Asian countries. We plan to enter into additional collaborations with third parties to develop and commercialize some of our product candidates. Dependence on collaborators for development and commercialization of our product candidates will subject us to a number of risks, including:

•	we may not be able to control the amount and timing of resources that our collaborators may devote to the development or commercialization of product candidates or to their marketing and distribution;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	disputes may arise between us and our collaborators that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;

•	our collaborators may experience financial difficulties;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

•	a collaborator could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•	the collaborations may be terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates.

If we do not establish additional collaborations for XP13512 or collaborations for XP19986, we will have to alter our development and commercialization plans.

Our strategy includes selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our product candidates, including XP19986 as well as XP13512 outside of the Astellas territory. We intend to do so especially for indications that involve a large, primary care market that must be served by large sales and marketing organizations. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time-consuming to negotiate and document. We may not be able to negotiate additional collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional collaborations because of the numerous risks and uncertainties associated with establishing additional collaborations. If we are unable to negotiate additional collaborations, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.

The commercial success of any products that we may develop will depend upon the degree of market acceptance among physicians, patients, healthcare payors and the medical community.

Any products that result from our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues and we may not become profitable. The degree of market acceptance of any products resulting from our product candidates will depend on a number of factors, including:

•	demonstration of efficacy and safety in clinical trials;

•	the prevalence and severity of any side effects;

•	potential or perceived advantages over alternative treatments;

•	perceptions about the relationship or similarity between our product candidates and the parent drug upon which each Transported Prodrug candidate was based;

•	the timing of market entry relative to competitive treatments;

•	the ability to offer product candidates for sale at competitive prices;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support;

•	sufficient third-party coverage or reimbursement; and

•	the product labeling or product insert required by the FDA or regulatory authorities in other countries.

If we are unable to establish sales and marketing capabilities or enter into additional agreements with third parties to market and sell our product candidates, we may be unable to generate product revenue.

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

Many patients may be unable to pay for any products that we may develop. In the United States, many patients will rely on Medicare, Medicaid, private health insurers and other third-party payors to pay for their medical needs. Our ability to achieve acceptable levels of reimbursement for drug treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract additional collaborators to invest in the development of, our product candidates. We cannot be sure that reimbursement in the United States, Europe or elsewhere will be available for any products that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. Third-party payors increasingly are challenging prices charged for medical products and services, and many third-party payors may refuse to provide reimbursement for particular drugs when an equivalent generic drug is available. Although we believe any products that we may develop will represent an improvement over the parent drugs upon which they are based and be considered unique and not subject to substitution by a generic parent drug, it is possible that a third-party payor may consider our product candidate and the generic parent drug as equivalents and only offer to reimburse patients for the generic drug. Even if we show improved efficacy or improved convenience of administration with our product candidate, pricing of the existing parent drug may limit the amount we will be able to charge for our product candidate. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, and may not be able to obtain a satisfactory financial return on products that we may develop.

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

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the 2003 Medicare Act, was enacted. Under this legislation, Medicare beneficiaries are eligible to obtain a Medicare-endorsed, drug-discount card from a pharmacy benefit manager, managed care organization or other private sector provider. Beginning on January 1, 2006, Medicare beneficiaries were eligible to obtain subsidized prescription drug coverage from a private sector provider. It remains difficult to predict the impact of the 2003 Medicare Act on pharmaceutical companies. Usage of pharmaceuticals may increase as the result of the expanded access to medicines afforded by the partial reimbursement under Medicare. Such potential sales increases, however, may be offset by increased pricing pressures due to the enhanced purchasing power of the private sector providers that will negotiate on behalf of Medicare beneficiaries.

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

We estimate that we have at least five competitors in the neuropathic pain and RLS therapeutic areas, including GlaxoSmithKline plc, Eli Lilly and Company and Pfizer. Competition for XP13512 could include approved drugs that act on the same target as XP13512, such as pregabalin, Neurontin and generic gabapentin; anti-Parkinson’s disease product candidates, such as ropinirole, which is approved for the treatment of moderate-to-severe RLS, and pramipexole from Boehringer Ingelheim for RLS, for which a new drug application, or NDA, was filed with the FDA in the fall of 2005; serotonin norepinephrine inhibitors, such as duloxetine, which is approved for the management of painful diabetic neuropathy; and Gabapentin GR from Depomed, Inc., which has completed a Phase 2 trial for post-herpetic neuralgia, or PHN. We are aware that generic gabapentin is marketed by Alpharma Inc., Pfizer, Teva and IVAX Corp, among others, and that it is prescribed off-label to treat a variety of conditions. We estimate that XP19986 could have several generic drug competitors in the spasticity area. There are several drugs approved for the treatment of spasticity, such as baclofen, diazepam, dantrolene sodium and tizanidine, and many therapies in development, such as Fampridine-SR from Acorda Therapeutics, Inc., that could compete with XP19986. We estimate that we have at least three competitors in the GERD therapeutic area, including AstraZeneca, GSK and TAP Pharmaceutical Products Inc. In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.

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

In order to commercialize our product candidates, we will need to expand the number of our managerial, operational, financial and other employees. We currently anticipate that we will need at least 250 additional employees by the time that XP13512 or XP19986 is initially commercialized, including at least 80 sales representatives. Because the projected timeframe of hiring these additional employees depends on the development status of our product candidates and because of the numerous risks and uncertainties associated with drug development, we are unable to project when we will hire these additional employees. While to date we have not experienced difficulties in recruiting, hiring and retaining qualified individuals, the competition for qualified personnel in the pharmaceutical and biotechnology field is intense.

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

Our stock price is volatile, and purchasers of our common stock could incur substantial losses.

The market prices for securities of biopharmaceutical companies in general have been highly volatile. The market price of our common stock may be influenced by many factors, including:

•	adverse results or delays in our clinical trials;

•	the timing of achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the receipt of regulatory approval or the establishment of commercial partnerships for one or more of our product candidates;

•	announcement of FDA approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates, our clinical trials or our sales and marketing activities;

•	the commercial success of any of our products approved by the FDA or its foreign counterparts;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property infringement lawsuit involving us;

•	announcements of technological innovations or new products by us or our competitors;

•	market conditions for the biotechnology or pharmaceutical industries in general;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	restatements of our financial results and/or material weaknesses in our internal controls; and

•	the loss of any of our key scientific or management personnel.

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

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.

As of March 1, 2006, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 42.6% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

Our stockholder rights plan and anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and our bylaws may delay or prevent an acquisition of us, a change in our management or other changes that stockholders may consider favorable. These provisions include:

•	a classified board of directors;

•	a prohibition on actions by our stockholders by written consent;

•	the ability of our board of directors to issue preferred stock without stockholder approval, which could be used to make it difficult for a third party to acquire us;

•	notice requirements for nominations for election to the board of directors; and

•	limitations on the removal of directors.

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

We have adopted a rights agreement under which certain stockholders have the right to purchase shares of a new series of preferred stock at an exercise price of $140.00 per one one-hundredth of a share, if a person acquires more than 15% of our common stock. The rights plan could make it more difficult for a person to acquire a majority of our outstanding voting stock. The rights plan could also reduce the price that investors might be willing to pay for shares of our common stock and result in the market price being lower than it would be without the rights plan. In addition, the existence of the rights plan itself may deter a potential acquiror from acquiring us. As a result, either by operation of the rights plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

If there are substantial sales of our common stock, the market price of our common stock could drop substantially.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of March 1, 2006, we had 19,893,214 outstanding shares of common stock. Of these shares, the 5,009,569 shares of common stock sold in our initial public offering were freely tradable without restriction or further registration, unless purchased by our affiliates. The remaining 14,883,645 shares of common stock outstanding as of March 1, 2006 were eligible for sale in the public market, subject in some cases to various vesting agreements and holding periods of Rule 144 or Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, of which 3,842,874 are held by our directors and executive officers and their affiliates and will be subject to volume, manner of sale and other limitations under Rule 144 under the Securities Act and various vesting agreements.

We have filed a registration statement covering the shares of common stock that are authorized for issuance under our stock option plans and employee stock purchase plan that can be freely sold in the public market upon issuance to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease approximately 103,000 square feet of office and laboratory space in one building in Santa Clara, California where we conduct our operations. The lease expires in September 2011, although we have the option to extend the lease for two additional terms of five years each. The 2005 annual rental amount payable under this lease was approximately $3.6 million, subject to periodic increases. In May 2004, we entered into a sublease for approximately 21,000 square feet of our facility for a term of two years, although the subtenant has recently exercised its option to extend the sublease for an additional term of one year. Although our facilities are adequate for our existing needs, we may require additional space as our business expands.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has traded on the Nasdaq National Market under the symbol “XNPT” since June 2, 2005. As of March 1, 2006, there were approximately 260 holders of record of our common stock. No cash dividends have been paid on our common stock to date, and we currently intend to utilize any earnings for development of our business and for repurchases of our common stock. The following table sets forth, for the periods indicated, the range of high and low closing sales prices of our common stock as quoted on the Nasdaq National Market for the period since our initial public offering on June 2, 2005.

	High	Low

2005
4th Quarter	$19.00	$12.69
3rd Quarter	16.99	10.30
2nd Quarter (beginning June 2, 2005)	10.64	10.20

The closing price for our common stock as reported by the Nasdaq National Market on March 1, 2006 was $18.90 per share.

Recent Sales of Unregistered Securities

From January 1, 2005 to December 31, 2005, we issued and sold the following unregistered securities:

(1) On January 4, 2005, we granted stock options to employees, consultants and directors under our 1999 stock option plan covering an aggregate of 361,103 shares of our common stock, at a weighted-average exercise price of $6.00 per share and an aggregate price of approximately $2,166,618.

(2) On January 21, 2005, we granted stock options to employees, consultants and directors under our 1999 stock option plan covering an aggregate of 16,000 shares of our common stock, at a weighted-average exercise price of $7.50 per share and an aggregate price of approximately $120,000.

(3) In March 2005, pursuant to the exercise of a warrant, we issued 10,208 shares of our Series A convertible preferred stock, convertible into the same number of shares of our common stock, to Comdisco Ventures Fund A, LLC.

(4) In March 2005, pursuant to the exercise of a warrant, we issued 2,041 shares of our Series A convertible preferred stock, convertible into the same number of shares of our common stock, to CNC Holdings I LLC.

(5) On June 7, 2005, immediately prior to the closing of our initial public offering, we issued 71,080 shares of our Series D convertible preferred stock payable as in-kind dividends on the outstanding Series D convertible preferred stock pursuant to the terms of our Restated Certificate of Incorporation in effect prior to our initial public offering. Concurrently with the closing of our initial public offering, this Series D convertible preferred stock automatically converted into 71,080 shares of common stock.

The issuances described in paragraphs (1) and (2) above were deemed exempt from registration under the Securities Act in reliance on either (i) Rule 701 promulgated under the Securities Act as offers and sale of securities pursuant to certain compensatory benefit plans and contracts relating to compensation in compliance with Rule 701 or (ii) Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

The sales and issuances of securities in the transactions described in paragraphs (3), (4) and (5) were exempt from registration pursuant to the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. The purchasers of securities for which the registrant relied on Regulation D represented that they were accredited investors as defined under the Securities Act. We believe that the issuances are exempt from the registration requirements of the Securities Act on the basis that: (a) the purchasers of the securities represented that they were accredited investors as defined under the Securities

Act; (b) there was no general solicitation; and (c) the purchasers of the securities represented that they were purchasing such shares for their own account and not with a view towards distribution. The shares of our common stock will carry a legend stating that the shares are not registered under the Securities Act and therefore cannot be resold unless they are registered under the Securities Act or unless an exemption to registration is available.

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-122156), which was declared effective by the SEC on June 2, 2005 and pursuant to which we sold 5,000,000 shares of our common stock. Morgan Stanley & Co. Incorporated acted as the sole book running and joint lead manager for the offering, Deutsche Bank Securities acted as co-lead manager for the offering, and co-managers for the offering were Pacific Growth Equities, LLC and Lazard Capital Markets. In July 2005, the underwriters partially exercised their over-allotment option and purchased an additional 9,569 shares of our common stock, and we received net cash proceeds of approximately $63,000, after deducting underwriting discounts and commissions and other offering expenses. As of December 31, 2005, of the approximately $46.3 million in net proceeds received by us in the offering, after deducting approximately $6.2 million in underwriting discounts, commissions and other costs and expenses, all of the proceeds from the offering were invested in various interest-bearing instruments.

No payments were made to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

Issuer Purchases of Equity Securities

The following table provides information relating to repurchases of our common stock in the three months ended December 31, 2005:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased as	That May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program

October 1, 2005 – October 31, 2005	1,036	$3.41	N/A	N/A
November 1, 2005 – November 30, 2005	0	$—	N/A	N/A
December 1, 2005 – December 31, 2005	306	$1.98	N/A	N/A

Total	1,342	$3.08	N/A	N/A

(1)	The 1,342 shares of our common stock were repurchased by the company from employees upon termination of services pursuant to the terms and conditions of our 1999 stock option plan, which permits us to elect to purchase such shares at the original issuance price.

Item 6.	Selected Financial Data.

You should read the following selected financial data together with our audited financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other financial information included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)

Statement of Operations Data:
Revenues:
Collaboration revenue	$4,667	$8,882	$5,157	$—	$100
Grant revenue	86	1,073	1,074	673	150

Total revenues	4,753	9,955	6,231	673	250

Operating expenses:
Research and development	38,698	33,384	25,718	17,653	10,494
General and administrative	10,989	8,154	5,852	5,597	3,518

Total operating expenses	49,687	41,538	31,570	23,250	14,012

Loss from operations	(44,934)	(31,583)	(25,339)	(22,577)	(13,762)
Interest income	2,258	674	527	898	1,820
Interest expense	(233)	(333)	(519)	(581)	(248)

Net loss	(42,909)	(31,242)	(25,331)	(22,260)	(12,190)
Convertible preferred stock dividend	(969)	(97)	—	—	—

Loss applicable to common stockholders	$(43,878)	$(31,339)	$(25,331)	$(22,260)	$(12,190)

Basic and diluted loss per share applicable to common stockholders	$(3.69)	$(25.51)	$(26.79)	$(33.20)	$(34.05)

Shares used to compute basic and diluted loss per share applicable to common stockholders	11,898	1,229	946	670	358

Balance Sheet Data:
Cash and cash equivalents and short-term investments	$91,918	$60,245	$28,318	$47,872	$25,032
Working capital	84,602	51,997	21,451	46,844	23,251
Restricted investments	3,205	3,169	3,020	3,030	3,789
Total assets	101,908	71,693	39,636	62,714	36,846
Non-current portion of equipment financing obligations	680	1,325	668	2,010	1,731
Accumulated deficit	139,943	96,065	64,726	39,395	17,135
Total stockholders’ equity (deficit)	65,642	(91,379)	(63,694)	(38,470)	(16,375)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of drugs. Our most advanced product candidate has successfully completed a Phase 2 clinical program for the treatment of restless legs syndrome, or RLS, and is currently being evaluated in a Phase 3 clinical program for this indication. RLS is a common, under-diagnosed neurological disorder that frequently manifests itself as a sleep disorder. This product candidate has also successfully completed a Phase 2a clinical trial for the management of post-herpetic neuralgia, or PHN. PHN is a chronic type of neuropathic pain, which is pain resulting from nerve damage. Our second product candidate is being evaluated in a Phase 2a clinical trial for the treatment of gastroesophageal reflux disease, or GERD. Our current portfolio of proprietary product candidates includes the following:

•	XP13512 for RLS. XP13512 is a Transported Prodrug of gabapentin that we have shown to be effective in Phase 2 clinical trials for the treatment of RLS. RLS is characterized by an irresistible urge to move one’s legs, usually accompanied by unpleasant sensations or pain in the legs. We have initiated our first Phase 3 clinical trial for the treatment of RLS and plan to commence additional trials later this year.

•	XP13512 for Neuropathic Pain, Including PHN. We have also shown in a Phase 2a clinical trial that XP13512 is effective for the management of PHN, a chronic type of neuropathic pain that can follow the resolution of shingles. In addition to PHN, we intend to develop XP13512 for other neuropathic pain conditions, such as painful diabetic neuropathy.

•	XP19986 for GERD and Spasticity. XP19986 is a Transported Prodrug of R-baclofen that is in development for the treatment of GERD, which is the frequent, undesirable passage of stomach contents into the esophagus. GERD causes symptoms such as heartburn and, in some cases, damage to the lining of the esophagus. We have commenced a Phase 2a clinical trial for the treatment of GERD. XP19986 is also a potential treatment for the symptoms of spasticity.

•	XP21279 for Parkinson’s Disease. XP21279 is a Transported Prodrug of levodopa, or L-Dopa, that is in preclinical development for the treatment of Parkinson’s disease. We plan to file an investigational new drug application, or IND, for XP21279 in the first half of 2007.

•	XP20925 for Migraine and Chemotherapy-Induced Nausea and Vomiting. XP20925 is a Transported Prodrug of propofol that is in preclinical development for the treatment of migraine and chemotherapy-induced nausea and vomiting. We plan to continue development of XP20925 at an appropriate time in the future depending on the availability of resources.

We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated any product revenues. We have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners, capital lease and equipment financings and government grants. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. We expect our research and development expenses to continue to increase as we expand our development programs, and, subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force and increased manufacturing expenses. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses or when we plan to establish a North American specialty sales force. As of December 31, 2005, we had an accumulated deficit of approximately $140.0 million.

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

In December 2002, we entered into a collaboration with ALZA Corporation to discover, develop and commercialize Transported Prodrugs of certain generic parent drugs that are poorly absorbed in the intestines. This collaboration ended in March of 2005. ALZA made an up-front, non-refundable cash payment upon initiation of the collaboration and provided annual research funding on a full-time equivalent employee basis. As of December 31, 2005, we had recognized an aggregate of $12.2 million of revenue pursuant to the agreement.

In November 2003, we entered into a collaboration with Pfizer Inc to develop technologies to assess the role of active transport mechanisms in delivering drugs into the central nervous system. Pfizer made an up-front payment and supported a number of full-time equivalent employees through November 2005. As of December 31, 2005, we had recognized all of the $6.5 million of revenue pursuant to the agreement. The program was exclusive during the term of the collaboration and provided Pfizer with non-exclusive rights to resulting technologies.

In December 2004, we issued 1,666,651 shares of our Series D convertible preferred stock, raising net proceeds of approximately $24.9 million. Holders of the Series D convertible preferred stock were entitled to receive dividends in shares of Series D convertible preferred stock at the rate of $1.35 per share per annum. We have reported the loss applicable to common stockholders after giving effect to the dividends paid. In connection with the closing of our initial public offering in June 2005, 71,080 shares of our Series D convertible preferred stock were issued as in-kind dividends payable on our Series D convertible preferred stock, and all of the outstanding shares of Series D convertible preferred stock, including the in-kind dividends, were automatically converted into 1,737,731 shares of common stock.

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

In December 2005, we entered into an agreement in which we licensed to Astellas Pharma Inc. exclusive rights to develop and commercialize XP13512 in Japan and five other Asian countries. Under the terms of the agreement, Astellas has obtained exclusive rights to develop and commercialize XP13512 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. Astellas plans to initiate Phase 1 clinical trials in the middle of the this year. Under the terms of this agreement, we received an initial license payment of $25 million. In addition, we are eligible to receive clinical and regulatory milestone payments totaling up to $60 million, including milestone payments of $10 million at the initiation and $5 million at the subsequent completion of our first Phase 3 clinical trial of XP13512 in RLS patients in the United States. We will receive royalties on any sales of XP13512 in the Astellas territory at a royalty rate in the mid-teens on a percentage basis.

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

While our significant accounting policies are more fully described in Note 1 to our financial statements, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Revenue Recognition

Our collaboration agreements with Astellas, ALZA and Pfizer each contain some or all of the following elements; non-refundable, up-front license fees, research payments for ongoing research and development, payments associated with achieving development and regulatory milestones, payments under a supply agreement and royalties to be paid based on specified percentages of net product sales, if any. We consider a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a separate earnings process associated with a particular element of an agreement.

We recognize revenue from non-refundable, up-front fees ratably over the term of our performance under the agreements. These payments are recorded as deferred revenue pending recognition. We recognize revenue related to collaborative research payments as the services are performed over the related funding periods for each agreement. Generally, the payments received are not refundable and are based on contractual cost per full-time equivalent employee working on the project. As of December 31, 2005, we had not received payments or recognized revenues for achieving development and regulatory milestones, providing supplies or earning royalties on product sales.

Grant revenues are recognized as research is performed. Grant revenues are not refundable.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. To date, we have not adjusted our estimate at any particular balance sheet date in any material amount. Examples of estimated accrued expenses include:

•	fees paid to contract research organizations in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of clinical trial materials; and

•	professional service fees.

We base our expenses related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we will adjust the accrual accordingly. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

Stock-Based Compensation

We account for employee stock options using the intrinsic-value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation, or FIN, No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation.

In December 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to employee stock compensation on reported net loss. We have elected to continue to follow the intrinsic-value method of accounting as prescribed by APB Opinion No. 25.

The information regarding net loss as required by SFAS No. 123, presented in Note 1 to our financial statements, has been determined as if we had accounted for our employee stock options under the fair value method of SFAS No. 123. The resulting effect on net loss to date pursuant to SFAS No. 123 is not likely to be representative of the effects on net loss pursuant to SFAS No. 123R in future years, since future years are likely to include additional grants and the irregular impact of future years’ vesting.

We account for stock compensation arrangements to non-employees in accordance with SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

Stock compensation expense, which is a non-cash charge, results from stock option grants at exercise prices that, for financial reporting purposes, are deemed to be below the estimated fair value of the underlying common stock on the date of grant. During the period from January 1, 2004 through June 1, 2005, we granted options to employees and directors to purchase a total of 1,006,488 shares of common stock at exercise prices ranging from $2.70 to $10.50 per share. We did not obtain contemporaneous valuations from an unrelated valuation specialist during this period. Instead, we relied on our board of directors, the members of which have extensive experience in the biotechnology industry and a majority of which was comprised of non-employee directors, to determine a reasonable estimate of the then-current value of our common stock. Given the absence of an active market for our common stock, our board of directors determined the estimated fair value of our common stock on the date of grant based on several factors, including:

•	sales of our preferred stock;

•	important developments relating to the advancement of our product candidates;

•	our stage of development and business strategy;

•	changes in the valuation of existing comparable publicly-traded companies; and

•	the likelihood of achieving a liquidity event for our common stock, such as an initial public offering or an acquisition of us, given prevailing market conditions.

In connection with the preparation of our financial statements, we reassessed the estimated fair value of our common stock. Stock compensation expense per share equals the difference between the reassessed fair value per share of our common stock on the date of grant and the exercise price per share and is amortized on a straight-line basis over the vesting period of the underlying option, generally four years.

Based upon the reassessment discussed above, we determined that the reassessed fair value of the options to purchase shares of common stock ranged from $4.02 to $14.46 per share during the period from January 1, 2004 through June 1, 2005. In determining the reassessed fair value of the common stock as of each grant date, the factors identified above were taken into account. We also considered other material factors and business developments in reassessing fair value as of the respective option grant dates, including the following specific factors:

•	our Series C preferred stock financing in January and February 2004;

•	the completion of three Phase 1 clinical trials of XP13512 in the first half of 2004;

•	the initiation of two Phase 2a clinical trials of XP13512, one for the treatment of RLS and another for the management of PHN, in July 2004;

•	the completion of our Phase 2a clinical trial of XP13512 for the treatment of RLS in December 2004;

•	the results of our Phase 2a clinical trial of XP13512 for the treatment of RLS and the interim analysis by a data safety monitoring board of our Phase 2a clinical trial of XP13512 for the management of PHN in January 2005;

•	the growth in the number of our employees and the recruitment of executive officers since January 2004;

•	our Series D preferred stock financing in December 2004; and

•	our decision to pursue an initial public offering late in the fourth quarter of 2004.

From inception through June 1, 2005, we recorded deferred stock compensation of $7.9 million, which is amortized over the vesting period of the options. At December 31, 2005, we had a total of $4.8 million remaining to be amortized. The total unamortized deferred stock compensation recorded for all option grants at December 31, 2005 will be reversed upon the adoption of SFAS No. 123R on January 1, 2006.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. Additionally, SFAS No. 123R amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as reduction of taxes paid. Beginning with our first quarter of fiscal year 2006, we will be required to adopt SFAS No. 123R, and will recognize share-based compensation costs in our results of operations. We currently provide pro forma disclosures under SFAS No. 123 reflecting the effects of share-based compensation costs on our results of operations in our notes to consolidated financial statements. See Note 1, Organization and Summary of Significant Accounting Policies — Stock-Based Compensation. Although such pro forma effects of applying SFAS No. 123 may be indicative of the effects of adopting SFAS No. 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS No. 123R will be dependent on numerous factors including, but not limited to, levels of share-based payments granted in the future and the timing thereof; the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the service period; and the transition method chosen for adopting SFAS No. 123R, which permits public companies to adopt its requirements using various methods, including the “modified prospective application method” and the “modified retrospective application method”. We plan to adopt SFAS No. 123R using the modified prospective application method and the Black-Scholes valuation model. We expect that the adoption of SFAS No. 123R will have a material impact on our results of operations subsequent to adoption.

Research and Development Expenses

Research and development expenses consist of costs associated with both partnered and unpartnered research activities, as well as costs associated with our drug discovery efforts, conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Research and development expenses are comprised of: external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, where a substantial portion of our preclinical studies and all of our clinical trials are conducted, third-party manufacturing organizations, where a substantial portion of our preclinical supplies and all of our clinical supplies are produced, and consultants; employee-related expenses, which include salaries and benefits; and facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies. We use our employee and infrastructure resources across multiple research projects, including our drug development programs. We do not allocate our employee and infrastructure costs on a project-by-project basis.

The following table summarizes our principal product development initiatives, including the related stages of development for each product candidate in development and the direct, third-party research and development expenses recognized in connection with each product candidate. The information in the column labeled “Estimated Completion of Current Phase” is our current estimate of the timing of completion. The actual timing of completion could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the “If our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans, we will not be able to commercialize our product candidates,” “Any failure or delay in commencing or completing clinical trials for our product candidates could severely harm our business,” “We rely on third parties to conduct our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our product candidates” and “If third parties do not manufacture our product candidates in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates would be delayed” sections of “Risk Factors.”

			Estimated		Related R&D Expenses
			Completion of		Year Ended December 31,
Product Candidate	Description	Phase of Development	Current Phase		2005	2004	2003

Clinical development
XP13512	RLS;	Phase 3;	2008	;
	PHN	Completed Phase 2a	2005		$13,508	$10,816	$7,832
XP19986	GERD;	Phase 2a;	2006
	Spasticity	Phase 1	2005		3,857	2,278	—
Other(1)					6,362	3,265	1,140

Total clinical development					23,727	16,359	8,972
Research and preclinical(2)					14,971	17,025	16,746

Total research and development					$38,698	$33,384	$25,718

(1)	“Other” constitutes internal clinical development costs for our product candidates that are not directly allocated to XP13512 or XP19986. For the year ended December 31, 2005, “other” expenses consisted primarily of personnel costs of $4.1 million and facilities overhead costs of $1.6 million.

(2)	For the year ended December 31, 2005, “research and preclinical” expenses consisted primarily of personnel costs of $6.7 million, facilities overhead costs of $2.5 million and laboratory supplies of $1.3 million.

The largest component of our total operating expenses is our ongoing investments in our research and development activities, including the clinical development of our product candidate pipeline. While we expect that our total research and development expenses, specifically those expenses related to clinical development activities, will increase in future periods, we expect that our future expenses related to research and preclinical activities will remain relatively consistent with the amounts incurred in each of the years ended December 31, 2005, 2004 and 2003. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. We consider the active management and development of our clinical pipeline to be crucial to our long- term success. The actual probability of success for each product candidate and clinical program may be impacted by a variety of factors, including, among others, the quality of the product candidate, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. Furthermore, our strategy includes entering into additional collaborations with third parties to participate in the development and commercialization of at least some of our product candidates. In situations in which third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date is largely under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates.

Results of Operations

Years Ended December 31, 2005, 2004 and 2003

Revenues

	Year Ended			2004 to 2005		2003 to 2004
	December 31,			Change		Change
	2005	2004	2003	$ %		$ %
	(in thousands, except percentages)

Revenues	$4,753	$9,955	$6,231	$(5,202)	(52)%	$3,724	60%

Revenues in 2005 resulted primarily from our research collaborations with ALZA and Pfizer. Revenues in 2004 resulted primarily from our research collaborations with ALZA and Pfizer, as well as our federal grants under the National Institute of Standards and Technology, Advanced Technology Program, or ATP, and Small Business Innovation Research, or SBIR, programs. Revenues in 2003 resulted primarily from our ALZA collaboration as well as our ATP and SBIR Phase 1/2 grants.

The decrease in revenues in 2005 compared to 2004 was primarily the result of the following factors:

•	$3.2 million decrease in revenues due to the conclusion of the ALZA collaboration in March 2005;

•	$1.1 million decrease in revenues due to timing differences in the recognition of revenue under the Pfizer agreement and its conclusion in November 2005;

•	$1.0 million decrease in grant revenues due to the conclusion of the ATP and SBIR grants in October 2004 and February 2005, respectively; and

•	partially offset by $0.1 million increase in revenues due to the commencement of our Astellas collaboration in December 2005.

The increase in revenues in 2004 compared to 2003 was primarily the result of a $3.7 million increase in revenues from the Pfizer collaboration due to its commencement in the fourth quarter of 2003.

We expect revenues to fluctuate in future years primarily resulting from the:

•	timing of certain development milestone payments payable under the terms of our Astellas collaboration; and

•	extent to which we enter into additional collaborations.

Research and Development Expenses

Of the total research and development expenses for the years ended December 31, 2005, 2004 and 2003, the costs associated with research and preclinical and clinical development activities approximated the following:

	Year Ended			2004 to 2005		2003 to 2004
	December 31,			Change		Change
	2005	2004	2003	$	%	$	%
	(in thousands, except percentages)

Research and preclinical	$14,917	$17,025	$16,746	$(2,108)	(12)%	$279	2%
Clinical development	23,781	16,359	8,972	7,422	45%	7,387	82%

Total research and development	$38,698	$33,384	$25,718	$5,314	16%	$7,666	30%

The increase in research and development expenses for 2005 compared to 2004 was principally due to the following increased costs:

•	toxicology costs of $1.3 million and manufacturing costs of $2.1 million, offset by a $0.6 million decrease in clinical trials costs, for XP13512;

•	clinical trials costs of $1.4 million for XP19986; and

•	personnel costs of $2.6 million, including non-cash stock-based employee compensation of $0.6 million, partially offset by decreased supplies and equipment costs of $0.8 million, preclinical costs of $0.3 million and facilities costs of $0.4 million.

The increase in research and development expenses for 2004 compared to 2003 was principally due to the following increased costs:

•	clinical costs of $3.2 million and toxicology costs of $0.6 million, partially offset by decreased manufacturing costs of $0.9 million for XP13512;

•	manufacturing and preclinical costs of $2.3 million for XP19986; and

•	personnel costs of $2.2 million, including non-cash stock-based employee compensation of $0.2 million, partially offset by decreased facilities costs of $0.3 million.

We expect that research and development expenses will increase in the future due to increased manufacturing and clinical development costs primarily relating to our XP13512 and XP19986 programs. The timing and amount of these expenses will depend upon the costs associated with our recently initiated Phase 3 clinical program in RLS for XP13512 and the outcome of our ongoing Phase 2a clinical trial for XP19986, as well as the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.

General and Administrative Expenses

				2004 to 2005		2003 to 2004
	Year Ended December 31,			Change		Change
	2005	2004	2003	$ %		$ %
	(in thousands, except percentages)

General and administrative	$10,989	$8,154	$5,852	$2,835	35%	$2,302	39%

The increase in general and administrative expenses in 2005 compared to 2004 was primarily due to increased personnel costs of $1.4 million, including an increase in non-cash stock-based employee compensation of $1.2 million, as well as an increase in professional service costs of $1.0 million.

The increase in general and administrative expenses in 2004 compared to 2003 was primarily due to increased personnel costs of $0.8 million, including an increase in non-cash, stock-based employee compensation of $0.3 million, as well as increased patent legal costs of approximately $0.6 million, increased professional services costs of approximately $0.5 million and increased equipment costs of approximately $0.3 million.

We expect that general and administrative expenses will increase in the future due to:

•	increased personnel, expanded infrastructure and increased consulting, legal, accounting and investor relations expenses associated with being a public company;

•	increased expenses incurred to seek additional collaborations with respect to any of our product candidates; and

•	increased expenses incurred to support pre-commercialization marketing activities.

Interest Income and Interest Expense

Year Ended	2004 to 2005	2003 to 2004
December 31,	Change	Change
2005	2004	2003	$	%	$	%
(in thousands, except percentages)

Interest income	$2,258	$674	$527	$1,584	235%	$147	28%
Interest expense	233	333	519	(100)	(30)%	(186)	(36)%

Interest income for 2005, 2004 and 2003 resulted primarily from earnings on investments. The increase in interest income in 2005 compared to 2004 was due to higher average cash and cash equivalents and short-term investment balances combined with higher average interest rates in 2005. The increase in interest income in 2004 compared to 2003 was due to higher average interest rates in 2004, partially offset by lower average cash and cash equivalents and short-term investments balances.

The decrease in interest expense in 2005 compared to 2004, and 2004 compared to 2003, was due to the ongoing reduction of our equipment financing and capital lease obligations.

In the following table we present selected items from our recent quarterly financial results (in thousands except per share amounts):

	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2005	2005	2005	2005	2004	2004	2004	2004

Selected Quarterly Data:
Total revenues	$437	$711	$812	$2,793	$2,626	$2,337	$2,732	$2,260

Net loss	(11,519)	(10,056)	(11,665)	(9,669)	(9,095)	(8,860)	(7,312)	(5,975)
Convertible preferred stock dividend	—	—	(406)	(563)	(97)	—	—	—

Loss applicable to common stockholders	$(11,519)	$(10,056)	$(12,071)	$(10,232)	$(9,192)	$(8,860)	$(7,312)	$(5,975)

Basic and diluted loss per share applicable to common stockholders	$(0.59)	$(0.52)	$(1.67)	$(5.82)	$(6.49)	$(7.25)	$(6.32)	$(5.38)

Financial Condition, Liquidity and Capital Resources

	As of
	December 31,
	2005	2004

Cash and cash equivalents and short-term investments	$91,918	$60,245
Working capital	84,602	51,997
Restricted investments	3,205	3,169
Current portions of equipment financing and capital lease obligations	714	1,068
Non-current portion of equipment financing obligations	680	1,325

	Year Ended December 31,
	2005	2004	2003

Cash provided by (used in):
Operating activities	$(14,859)	$(27,188)	$(16,266)
Investing activities	(46,942)	(8,886)	(12,283)
Financing activities	47,335	61,335	(2,012)
Capital expenditures (included in investing activities above)	872	1,483	685

Due to our significant research and development expenditures and the lack of any approved products to generate revenue, we have not been profitable and have generated operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our preferred stock, through our initial public offering and through non-equity payments from collaborative partners. As of December 31, 2005, we had derived aggregate net proceeds of $151.5 million from sales of our preferred stock and approximately $46.3 million from our initial public offering. We have received additional funding from non-equity payments from collaborative partners, capital lease financings, interest earned on investments and government grants, each as described more fully below. At December 31, 2005, we had available cash and cash equivalents and short-term investments of $91.9 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $14.9 million, $27.2 million and $16.3 million in the years ended December 31, 2005, 2004 and 2003, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by the impact of non-cash depreciation and stock-based employee compensation and changes in operating assets and liabilities.

Net cash used in investing activities was $46.9 million, $8.9 million and $12.3 million in the years ended December 31, 2005, 2004 and 2003, respectively. Cash used in investing activities was primarily related to purchases of investments, net of proceeds from maturities of investments, and to a lesser extent, purchases of property and equipment.

Net cash provided by (used in) financing activities was $47.3 million, $61.3 million and $(2.0) million in the years ended December 31, 2005, 2004 and 2003, respectively. Net cash provided by investing activities is primarily attributable to the proceeds of the initial public offering of $46.3 million in 2005 and the sales of our preferred stock in 2004, partially offset in both 2005 and 2004 by principal payments on our equipment financings. Net cash used in financing activities of $(2.0) million in 2003 was primarily attributable to principal payments on our equipment financings.

We believe that our existing capital resources and committed funding, together with interest thereon, will be sufficient to meet our projected operating requirements into the second quarter of 2007. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the terms and timing of any additional collaborative, licensing and other arrangements that we may establish;

•	the cost, timing and outcomes of regulatory approvals;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue development of our product candidates or we could be required to delay, scale back or eliminate some or all of our research and development programs. We may seek to raise any necessary additional funds through equity or debt financings, additional collaborations or other sources. To the extent that we raise additional capital through licensing arrangements or additional arrangements with collaborators, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. To the extent that we raise additional capital through equity financings, dilution to our stockholders would result.

Contractual Obligations

Our future contractual obligations at December 31, 2005 were as follows (in thousands):

		Less
		Than	1-3	3-5
Contractual Obligations	Total	1 Year	Years	Years

Equipment financing obligations	$1,532	$808	$724	$—
Operating lease obligations	23,783	3,711	11,873	8,199

Total fixed contractual obligations	$25,315	$4,519	$12,597	$8,199

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2005, we had cash and cash equivalents and short-term investments of $91.9 million consisting of cash and highly liquid investments deposited in a highly rated financial institution in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant, and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amount of approximately $5.6 million, $0.7 million and $0 for the years ended December 31, 2005, 2004 and 2003, respectively, to this European contract manufacturer. We may be subject to exposure to fluctuations in foreign exchange rates in connection with these agreements. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is incorporated herein by reference to the financial statements and schedule listed in Item 15 (1) and (2) of Part IV of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act) required by Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act, our chief executive officer and chief financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Changes in Internal Controls over Financial Reporting.

There were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information.

None.

PART III.

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2006 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this item with respect to our executive officers may be found under the caption, “Executive Officers of the Registrant” in Item 1 of this Annual Report on Form 10-K. The information required by this item relating to our directors and nominees, including information with respect to audit committee financial experts, may be found under the section entitled “Proposal 1 — Election of Directors” appearing in the proxy statement for our 2006 annual meeting of stockholders. Such information is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act may be found under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our proxy statement for our 2006 annual meeting of stockholders. Such information is incorporated herein by reference.

In 2005, we adopted a code of ethics that applies to our employees, officers and directors and incorporates guidelines designed to deter wrongdoing and to promote the honest and ethical conduct and compliance with applicable laws and regulations. In addition, the code of ethics incorporates our guidelines pertaining to topics such as conflicts of interest and workplace behavior. We have posted the text of our code of ethics on our website at www.xenoport.com in connection with “Investor Relations/Corporate Governance” materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11.	Executive Compensation.

The information required by this item is included in our proxy statement for our 2006 annual meeting of stockholders under the section entitled “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2005:

			Number of
	Number of Securities	Weighted-Average	Securities
	to be Issued Upon	Exercise Price of	Remaining
	Exercise of	Outstanding	Available for
	Outstanding Options,	Options, Warrants	Future
Plan Category	Warrants and Rights	and Rights	Issuance

Equity compensation plans approved by security holders:

1999 Stock Option Plan (1)	1,246,393	$3.76	—

2005 Equity Incentive Plan (2)	327,500	$13.22	1,669,900

2005 Non-Employee Directors’ Stock Option Plan (3)	50,000	$12.96	100,000

2005 Employee Stock Purchase Plan (4)	—	—	209,189

Equity compensation plans not approved by security holders:

None	—	—	—

Total	1,623,893		1,979,089

(1)	In December 1999, we adopted the 1999 Stock Option Plan, or the 1999 Plan, which was terminated in June 2005 in connection with our initial public offering so that no further awards may be granted under the 1999 Plan. Although the 1999 Plan has terminated, all outstanding options will continue to be governed by their existing terms.

(2)	In January 2005, we adopted the 2005 Equity Incentive Plan, or the 2005 Incentive Plan, which became effective in June 2005 in connection with our initial public offering. A total of 2,000,000 shares of common stock were initially authorized for issuance under the 2005 Incentive Plan. Our board of directors may increase the share reserve as of each January 1, from January 1, 2006 through January 1, 2015, by an amount determined by our board; provided, however that the increase for any year may not exceed the lesser of (1) 2.5% of the total number of shares of our common stock outstanding on the December 31st of the preceding calendar year or (2) 2,000,000 shares.

(3)	In January 2005, we adopted the 2005 Non-Employees Directors’ Stock Option Plan, or Directors’ Plan, which became effective in June 2005 in connection with our initial public offering. The Directors’ Plan provides for the automatic grant of options to purchase shares of our common stock to non-employee directors. A total of 150,000 shares of our common stock were initially authorized for issuance under the Directors’ Plan. Our board of directors may increase the share reserve as of each January 1, from January 1, 2006 through January 1, 2015, by an amount determined by our board; provided, however that the increase for any year may not exceed the excess of (1) the number of shares of our common stock subject to options granted under the plan during the preceding calendar year over (2) the number of shares added back to the share reserve during the preceding calendar year.

(4)	In January 2005, we adopted the 2005 Employee Stock Purchase Plan, or the ESPP, which became effective in June 2005 in connection with our initial public offering. The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price of our common stock at the beginning of the offering period or 85% of the closing price of our common stock on the date of purchase. A total of 250,000 shares of our common stock were initially authorized for issuance under the ESPP. Our board of directors may increase the share reserve as of each January 1, from January 1,

2006 through January 1, 2015, by an amount determined by our board; provided, however that the increase for any year may not exceed the lesser of (1) 1% of the total number of shares of our common stock outstanding on the December 31st of the preceding calendar year or (2) 250,000 shares.

The information required by this item relating to security ownership of certain beneficial owners and management is included in our proxy statement for our 2006 annual meeting of stockholders under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to the information included in our proxy statement for our 2006 annual meeting of stockholders under the section entitled “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the information included in our proxy statement for our 2006 annual meeting of stockholders under the section entitled “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV.

Item 15.	Exhibits, Financial Statement Schedules.

1. Index to Financial Statements

The following Financial Statements are included herein:

2. Index to Financial Statement Schedules

None

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated statements or notes thereto.

3. Exhibits — The following exhibits are included herein or incorporated herein by reference:

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(4)
4.1	Specimen Common Stock Certificate(2)
4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company(3)
4.3	Form of Rights Certificate(5)

Exhibit
Number		Description of Document

10	.1*	Form of Indemnification Agreement between the Company and its officers and directors(6)
10	.2*	Form of Employee Proprietary Information Agreement between the Company and its executive officers(3)
10.3		Lease Agreement, dated September 24, 2001, by and between the Company and Sobrato Interests(3)
10.4		Sublease Agreement, dated April 30, 2004, by and between the Company and ILYPSA, Inc.(3)
10	.5*	1999 Stock Plan(3)
10	.6*	Form of Stock Option Agreement under the 1999 Stock Plan(3)
10	.7*	2005 Equity Incentive Plan(6)
10	.8*	Form of Option Agreement under the 2005 Equity Incentive Plan(6)
10	.9*	2005 Non-Employee Directors’ Stock Option Plan(2)
10	.10*	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan(2)
10	.11*	2005 Employee Stock Purchase Plan(6)
10	.12*	Form of 2005 Employee Stock Purchase Plan Offering Document(6)
10	.13*	Form of Change of Control Agreement between the Company and certain of its executive officers, dated April 1, 2002(3)
10	.14*	Change of Control Agreement between the Company and Ronald W. Barrett, dated April 1, 2002(3)
10	.15*	Change of Control Agreement between the Company and William J. Rieflin, dated June 18, 2004(3)
10	.16*	Change of Control Agreement between the Company and Pierre V. Trân, dated July 15, 2004(3)
10	.17*	Letter Agreement between the Company and William G. Harris, dated May 4, 2001(3)
10	.18*	Employment Agreement between the Company and William J. Rieflin, dated June 18, 2004(3)
10	.19*	Employment Agreement between the Company and Pierre V. Trân, dated July 15, 2004(3)
10	.20*	Promissory note issued by Kenneth C. Cundy to the Company, dated December 20, 2001(3)
10	.21*	Promissory note issued by William G. Harris to the Company, dated January 11, 2002(3)
10	.22*	Promissory note issued by Mark A. Gallop to the Company, dated April 12, 2002(3)
10	.23*	Promissory note issued by William G. Harris to the Company, dated May 17, 2002(3)
10	.24*	XenoPort, Inc. Bonus Plan(7)
10	.25*	Termsheet for Director Cash Compensation(2)
10	.26*	Executive Compensation(7)
10	.27†	Distribution and License Agreement, dated as of December 1, 2005, between the Company and Astellas Pharma Inc.(8)
10.28		Rights Agreement, dated as of December 15, 2005, by and between the Company and Mellon Investor Services LLC(9)
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (included in the signature page hereto)
31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(10)

*	Represents a management contract or compensation plan or arrangement.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(4)	Filed as Exhibit 3.1 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(5)	Filed as Exhibit 4.1 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(6)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on March 2, 2005.

(7)	Incorporated herein by reference to the same numbered exhibit to our current report of Form 8-K, filed with the SEC on February 1, 2006.

(8)	Incorporated herein by reference to the same numbered exhibit to our current report of Form 8-K, filed with the SEC on December 2, 2005.

(9)	Filed as Exhibit 4.2 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(10)	This certification accompanies the annual report on Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XenoPort, Inc.
(Registrant)

/s/  Ronald W. Barrett
Ronald W. Barrett
Chief Executive Officer and Director
March 17, 2006

/s/  William G. Harris
William G. Harris
Senior Vice President of Finance and
Chief Financial Officer (Principal
Financial and Accounting Officer)
March 17, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald W. Barrett and William G. Harris, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution for him or her, and in his or her name and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ronald W. Barrett Ronald W. Barrett	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2006

/s/ William G. Harris William G. Harris	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2006

/s/ John G. Freund John G. Freund	Director	March 17, 2006

/s/ Jeryl L. Hilleman Jeryl L. Hilleman	Director	March 17, 2006

/s/ Kenneth J. Nussbacher Kenneth J. Nussbacher	Director	March 17, 2006

Signature	Title	Date

/s/ Robert W. Overell Robert W. Overell	Director	March 17, 2006

/s/ Bryan Roberts Bryan Roberts	Director	March 17, 2006

/s/ Wendell Wierenga Wendell Wierenga	Director	March 17, 2006

/s/ Gary D. Tollefson Gary D. Tollefson	Director	March 17, 2006

/s/ Paul L. Berns Paul L. Berns	Director	March 17, 2006

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation (1)
3.2		Amended and Restated Bylaws (1)
3.3		Certificate of Designation of Series A Junior Participating Preferred Stock (4)
4.1		Specimen Common Stock Certificate (2)
4.2		Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company (3)
4.3		Form of Rights Certificate (5)
10	.1*	Form of Indemnification Agreement between the Company and its officers and directors (6)
10	.2*	Form of Employee Proprietary Information Agreement between the Company and its executive officers (3)
10.3		Lease Agreement, dated September 24, 2001, by and between the Company and Sobrato Interests (3)
10.4		Sublease Agreement, dated April 30, 2004, by and between the Company and ILYPSA, Inc. (3)
10	.5*	1999 Stock Plan (3)
10	.6*	Form of Stock Option Agreement under the 1999 Stock Plan (3)
10	.7*	2005 Equity Incentive Plan (6)
10	.8*	Form of Option Agreement under the 2005 Equity Incentive Plan (6)
10	.9*	2005 Non-Employee Directors’ Stock Option Plan (2)
10	.10*	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan (2)
10	.11*	2005 Employee Stock Purchase Plan (6)
10	.12*	Form of 2005 Employee Stock Purchase Plan Offering Document (6)
10	.13*	Form of Change of Control Agreement between the Company and certain of its executive officers, dated April 1, 2002 (3)
10	.14*	Change of Control Agreement between the Company and Ronald W. Barrett, dated April 1, 2002 (3)
10	.15*	Change of Control Agreement between the Company and William J. Rieflin, dated June 18, 2004 (3)
10	.16*	Change of Control Agreement between the Company and Pierre V. Trân, dated July 15, 2004 (3)
10	.17*	Letter Agreement between the Company and William G. Harris, dated May 4, 2001 (3)
10	.18*	Employment Agreement between the Company and William J. Rieflin, dated June 18, 2004 (3)
10	.19*	Employment Agreement between the Company and Pierre V. Trân, dated July 15, 2004 (3)
10	.20*	Promissory note issued by Kenneth C. Cundy to the Company, dated December 20, 2001(3)
10	.21*	Promissory note issued by William G. Harris to the Company, dated January 11, 2002 (3)
10	.22*	Promissory note issued by Mark A. Gallop to the Company, dated April 12, 2002 (3)
10	.23*	Promissory note issued by William G. Harris to the Company, dated May 17, 2002 (3)
10	.24*	XenoPort, Inc. Executive Officer Bonus Plan (7)
10	.25*	Termsheet for Director Cash Compensation (2)
10	.26*	Executive Compensation (7)
10	.27†	Distribution and License Agreement, dated as of December 1, 2005, between the Company and Astellas Pharma Inc. (8)
10.28		Rights Agreement, dated as of December 15, 2005, by and between the Company and Mellon Investor Services LLC (9)
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (included in the signature page hereto)
31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description of Document

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (10)

*	Represents a management contract or compensation plan or arrangement.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(4)	Filed as Exhibit 3.1 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(5)	Filed as Exhibit 4.1 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(6)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on March 2, 2005.

(7)	Incorporated herein by reference to the same numbered exhibit to our current report of Form 8-K, filed with the SEC on February 1, 2006.

(8)	Incorporated herein by reference to the same numbered exhibit to our current report of Form 8-K, filed with the SEC on December 2, 2005.

(9)	Filed as Exhibit 4.2 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(10)	This certification accompanies the annual report on Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
XenoPort, Inc.

We have audited the accompanying balance sheets of XenoPort, Inc. as of December 31, 2005 and 2004 and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XenoPort, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

San Jose, California
January 31, 2006

XENOPORT, INC.

BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands, except share and per share amounts)

Current assets:
Cash and cash equivalents	$22,088	$36,554
Short-term investments	69,830	23,691
Accounts receivable	55	1,354
Other current assets	2,461	1,219

Total current assets	94,434	62,818
Property and equipment, net	3,807	5,030
Restricted investments	3,205	3,169
Employee notes receivable	450	641
Deposits and other assets	12	35

	$101,908	$71,693

Current liabilities:
Accounts payable	$2,990	$1,625
Accrued compensation	1,682	1,348
Accrued preclinical and clinical costs	1,920	2,940
Other accrued liabilities	608	1,145
Deferred revenue	1,515	2,146
Convertible preferred stock dividends payable	—	97
Current portion of equipment financing obligations	714	923
Current portion of capital lease obligations	—	145
Current portion of liability for early exercise of employee stock options	403	452

Total current liabilities	9,832	10,821
Deferred revenue	23,359	—
Deferred rent and other	1,807	1,752
Noncurrent portion of equipment financing obligations	680	1,325
Noncurrent portion of liability for early exercise of employee stock options	588	370
Commitments
Convertible preferred stock, $0.001 par value; 5,000,000 and 12,308,734 shares authorized; 0 shares and 11,749,361 shares issued and outstanding, at December 31, 2005 and 2004, respectively	—	148,804
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 60,000,000 and 18,500,000 shares authorized; 19,442,616 shares and 1,574,830 shares issued and outstanding, at December 31, 2005 and 2004, respectively	19	2
Additional paid-in capital	210,681	8,238
Notes receivable from stockholders	(158)	(560)
Deferred stock compensation	(4,821)	(2,894)
Accumulated other comprehensive loss	(136)	(100)
Accumulated deficit	(139,943)	(96,065)

Total stockholders’ equity (deficit)	65,642	(91,379)

	$101,908	$71,693

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except share and per share amounts)

Revenues:
Collaboration revenue	$4,667	$8,882	$5,157
Grant revenue	86	1,073	1,074

Total revenues	4,753	9,955	6,231

Operating expenses:
Research and development*	38,698	33,384	25,718
General and administrative*	10,989	8,154	5,852

Total operating expenses	49,687	41,538	31,570

Loss from operations	(44,934)	(31,583)	(25,339)
Interest income	2,258	674	527
Interest expense	(233)	(333)	(519)

Net loss	(42,909)	(31,242)	(25,331)
Convertible preferred stock dividends	(969)	(97)	—

Loss applicable to common stockholders	$(43,878)	$(31,339)	$(25,331)

Basic and diluted loss per share applicable to common stockholders	$(3.69)	$(25.51)	$(26.79)

Shares used to compute basic and diluted loss per share applicable to common stockholders	11,897,652	1,228,607	945,668

*	Includes non-cash employee stock-based compensation as follows:

Research and development	$849	$205	$—
General and administrative	1,554	323	—

	$2,403	$528	$—

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

								Accumulated
						Notes		Other
	Convertible				Additional	Receivable	Deferred	Comprehensive		Total
	Preferred Stock		Common Stock		Paid-in	From	Stock	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	(Loss)	Deficit	Equity (Deficit)
	(in thousands, except share and per share amounts)

Balance at December 31, 2002	7,604,950	$90,149	1,223,250	$1	$1,164	$(245)	$—	$5	$(39,395)	$(38,470)
Issuance of common stock upon exercise of options and vesting of early exercised options	—	—	49,007	—	100	—	—	—	—	100
Repurchase of common stock	—	—	(1,169)	—	(1)	—	—	—	—	(1)
Reclassification of unvested common stock	—	—	(22,534)	—	(55)	—	—	—	—	(55)
Compensation expense relating to common stock issued to consultants	—	—	9,999	—	25	—	—	—	—	25
Compensation expense relating to consultant options	—	—	—	—	32	—	—	—	—	32
Comprehensive loss:
Change in unrealized gain/loss on investments	—	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	(25,331)	(25,331)

Comprehensive loss										(25,325)

Balance at December 31, 2003	7,604,950	$90,149	1,258,553	$1	$1,265	$(245)	$—	$11	$(64,726)	$(63,694)
Issuance of Series C convertible preferred stock	2,477,760	33,789	—	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	2,806	—	—	—	—	2,806
Issuance of Series D convertible preferred stock	1,666,651	24,866	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	14,788	—	1	—	—	—	—	1
Issuance of common stock upon exercise of options and vesting of early exercise options	—	—	480,132	1	1,119	(315)	—	—	—	805
Repurchase of common stock	—	—	(10,919)	—	(25)	—	—	—	—	(25)
Compensation expense relating to consultant options	—	—	—	—	181	—	—	—	—	181
Reclassification of unvested common stock	—	—	(317,723)	—	(822)	—	—	—	—	(822)
Issuance of warrant to purchase convertible preferred stock	—	—	—	—	12	—	—	—	—	12
Issuance of common stock warrants	—	—	—	—	28	—	—	—	—	28
Issuance of common stock to employee in connection with employment agreement	—	—	149,999	—	1,449	—	(1,448)	—	—	1
Deferred stock compensation, net or terminations	—	—	—	—	1,974	—	(1,974)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	528	—	—	528
Compensation expense relating to common stock options granted to employees	—	—	—	—	250	—	—	—	—	250
Convertible preferred stock dividends payable	—	—	—	—	—	—	—	—	(97)	(97)
Comprehensive loss:
Change in unrealized gain/loss on investments	—	—	—	—	—	—	—	(111)	—	(111)
Net loss	—	—	—	—	—	—	—	—	(31,242)	(31,242)

Comprehensive loss										(31,353)

Balance at December 31, 2004	11,749,361	$148,804	1,574,830	$2	$8,238	$(560)	$(2,894)	$(100)	$(96,065)	$(91,379)
Issuance of common stock upon exercise of warrants	—	—	693,268	—	38	—	—	—	—	38
Issuance of common stock upon exercise of options and vesting of early exercised options	—	—	451,397	—	1,516	—	—	—	—	1,516
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	40,811	—	362	—	—	—	—	362
Repurchase of common stock	—	—	(4,696)	—	(11)	—	—	—	—	(11)
Issuance of Series A convertible preferred stock upon exercise of warrants	12,249	73	—	—	(12)	—	—	—	—	(12)
Conversion of preferred stock to common stock upon IPO	(11,761,610)	(148,877)	11,761,610	12	148,866	—	—	—	—	148,878
Convertible preferred stock dividends	—	—	—	—	—	—	—	—	(969)	(969)
Exercise and conversion of convertible preferred stock dividend to common stock upon IPO	—	—	71,080	—	1,066	—	—	—	—	1,066
Proceeds from common stock issued upon IPO, net of issuance costs	—	—	5,000,000	5	46,349	—	—	—	—	46,354
Proceeds from greenshoe, net of issuance costs			9,569	—	63	—	—	—	—	63
Compensation expense relating to consultant options	—	—	—	—	369	—	—	—	—	369
Repayment of promissory notes from stockholders	—	—	—	—	—	402	—	—	—	402
Reclassification of unvested common stock	—	—	(155,253)	—	(621)	—	—	—	—	(621)
Deferred stock compensation, net	—	—	—	—	4,330	—	(4,330)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	2,403	—	—	2,403
Compensation expense relating to common stock option granted to an employee	—	—	—	—	128	—	—	—	—	128
Comprehensive loss:
Change in unrealized gain/loss on investments	—	—	—	—	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	—	—	—	(42,909)	(42,909)

Comprehensive loss										(42,945)

Balance at December 31, 2005	—	—	19,442,616	$19	$210,681	$(158)	$(4,821)	$(136)	$(139,943)	$65,642

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(in thousands)

Operating activities
Net loss	$(42,909)	$(31,242)	$(25,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,095	2,234	1,932
Amortization of investment premiums	(141)	476	607
Amortization of deferred compensation	2,403	528	—
Stock-based compensation expense — employees	128	250	—
Stock-based compensation expense — consultants	369	181	57
Change in assets and liabilities:
Accounts receivable	1,299	(615)	2,411
Other current assets	(1,242)	105	(239)
Deposits and other assets	23	9	95
Notes receivable from employees	191	(191)	—
Accounts payable	1,365	519	254
Accrued compensation	334	896	83
Accrued preclinical and clinical costs	(1,020)	1,577	1,363
Other accrued liabilities	(537)	338	161
Deferred revenue	22,728	(2,750)	1,896
Deferred rent and other	55	497	445

Net cash used in operating activities	(14,859)	(27,188)	(16,266)

Investing activities
Purchases of investments	(102,023)	(49,482)	(33,386)
Proceeds from maturities of investments	55,989	42,228	21,778
Change in restricted investments	(36)	(149)	10
Purchases of property and equipment	(872)	(1,483)	(685)

Net cash used in investing activities	(46,942)	(8,886)	(12,283)

Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs and exercise of warrants	61	61,462	—
Proceeds from issuance of common stock and exercise of stock options and warrants	48,284	731	88
Repurchases of common stock	(11)	(25)	(1)
Proceeds from equipment financing obligations	84	1,715	356
Payments on capital leases and equipment financing obligations	(1,083)	(2,548)	(2,455)

Net cash provided by (used in) financing activities	47,335	61,335	(2,012)

Net increase (decrease) in cash and cash equivalents	(14,466)	25,261	(30,561)
Cash and cash equivalents at beginning of period	36,554	11,293	41,854

Cash and cash equivalents at end of period	$22,088	$36,554	$11,293

Supplemental schedule of noncash investing and financing activities
Warrants issued in connection with equipment financing and facility lease arrangements	$—	$12	$—

Warrant issued in connection with a license agreement	$—	$28	$—

Warrants issued in connection with a preferred stock financing	$—	$2,806	$—

Issuance of common stock in exchange for notes receivable from stockholders	$402	$315	$—

Conversion of preferred stock to common stock upon initial public offering	$149,944	$—	$—

Issuance of common stock in a cashless exercise of a warrant	$12	$—	$—

Reclassification of the unvested portion of common stock from early exercises of stock options to a liability	$621	$767	$55

Vesting of common stock from early exercises of stock options	$452	$22	$12

Deferred stock compensation, net of forfeitures	$4,330	$3,422	$—

Stock dividends payable to preferred stockholders	$969	$97	$—

Supplemental disclosure of cash flow information
Interest paid	$187	$219	$393

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Nature of Operations

XenoPort, Inc. (the Company) was incorporated in the state of Delaware on May 19, 1999. XenoPort is a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of drugs. Its facilities are located in Santa Clara, California.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents and short-term investments, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans and capital lease obligations with similar terms, the carrying value of the Company’s debt obligations approximates fair value.

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents, which consist of money market funds, U.S. government debt securities, corporate debt securities and a certificate of deposit.

Management determines the appropriate classification of securities at the time of purchase. All investments have been designated as available-for-sale. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity may be one year or more beyond the current balance sheet date. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are recorded in interest income and expense. The cost of securities sold is based on the specific-identification method. Interest and dividends are included in interest income.

Restricted Investments

Under a facilities operating lease agreement, the Company is required to secure a letter of credit with cash or securities. At December 31, 2005 and 2004, the Company recorded $3,205,000 and $3,169,000, respectively, of restricted investments related to the letter of credit (see Note 6).

In connection with the Company’s license to use radioactive materials in its research facilities, it must maintain a $150,000 letter of credit with the Radiological Health Branch of the State of California. This requirement has been fulfilled through a certificate of deposit with a financial institution. The fair value of the secured amount of $152,000 and $150,000 was classified as restricted investments on the accompanying balance sheets at December 31, 2005 and 2004, respectively.

Concentrations of Risk

The Company invests cash that is not currently being used for operational purposes in accordance with its investment policy. The policy allows for the purchase of low risk debt securities issued by U.S. government agencies and very highly rated banks and corporations, subject to certain concentration limits. The maturities of these securities are maintained at no longer than 18 months. The Company believes its established guidelines for investment of its excess cash maintain safety and liquidity through its policies on diversification and investment maturity.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, available-for-sale investment securities in high-credit quality debt securities issued by the U.S. government and government-sponsored enterprises and employee receivables. The carrying amounts of cash equivalents and available-for-sale investment securities approximate fair value due to their short-term nature. The carrying amounts of borrowings under the Company’s debt facilities approximate fair value based on the current interest rates for similar borrowing arrangements.

The Company is exposed to credit risk in the event of default by the institutions holding the cash and cash equivalents and available-for-sale securities to the extent of the amounts recorded on the balance sheets.

The Company does not currently own or operate manufacturing facilities, and the Company relies and expects to continue to rely on a small number of third-party compound manufacturers and active pharmaceutical ingredient formulators for the production of clinical and commercial quantities of product candidates. The Company does not have long-term agreements with any of these third parties, and the agreements with these parties are generally terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform under these agreements or enter into new agreements, the Company may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of the Company’s product candidates in a timely manner from these third parties could delay clinical trials and prevent the Company or its partners from developing and commercializing their product candidates in a cost-effective manner or on a timely basis. In particular, Teva Pharmaceutical Industries, Ltd., Lonza Ltd., Patheon Pharmaceuticals, Inc., Heumann Pharma GmbH and Cardinal Health PTS, LLC are all sole suppliers for various products used in the production of clinical and commercial product candidates.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Equipment under capital leases and leasehold improvements are amortized over their estimated useful lives or the remaining lease term, whichever is shorter.

Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The impairment charge is determined based on the excess of the carrying value of the asset over its fair value, with fair value determined based on an estimate of discounted future cash flows or other appropriate measure of fair value. Since inception, the Company has not recorded any impairment charges.

Revenue Recognition

Revenue arrangements with multiple deliverables are accounted for under the provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and are divided into separate units of accounting if certain criteria are met, including whether the delivered item has stand-alone value to the customer and whether there is objective and reliable evidence of fair value of the undelivered items in the arrangement. The consideration the Company receives is allocated among the separate units of accounting based on their respective fair values, and the applicable revenue recognition criteria, principally SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, are considered separately for each of the separate units.

Non-refundable, up-front payments received in connection with the research and development collaboration agreements, including license fees and technology access funding that is intended for the development of the Company’s core technology, are deferred and recognized ratably over the relevant periods specified in the agreement, generally either the research term or the expected commercial life of a product, as appropriate.

Revenue related to research services with the Company’s corporate collaborators is recognized as the services are performed over the period of the contract. Generally, the payments received are non-refundable and are based on a contractual cost per full-time equivalent employee working on the project. Costs associated with research and development revenue under the collaborative research agreements approximate or exceed such revenue and are included in research and development expenses. Deferred revenue is recorded when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts.

The Company has been awarded grants under the National Institute of Standards and Technology-Advanced Technology Program and National Institutes of Health for various research and development projects. The terms of these grant agreements were generally up to three years with various termination dates, the last of which was February 2005. Revenue related to grants is recognized as related research and development expenses are incurred up to the limit of the prior approval funding amounts.

Research and Development

All research and development costs, including those funded by third parties, are expensed as incurred. Research and development costs consist of salaries, employee benefits, laboratory supplies, costs associated with

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

clinical trials, including amounts paid to clinical research organizations, other professional services and facility costs.

Clinical Trials

The Company accrues and expenses costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines the estimates through discussion with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and reduced by any initial payment made to the clinical trial site when the first patient is enrolled.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standard Board Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, and has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods.

	Year Ended December 31,
	2005	2004	2003

Net loss, as reported	$(42,909)	$(31,242)	$(25,331)
Add: Stock-based employee compensation expense based on intrinsic value method	2,531	778	—
Less: Stock-based employee compensation expense determined under the fair value method for all awards	(5,245)	(1,726)	(351)

Pro forma net loss	(45,623)	(32,190)	(25,682)
Convertible preferred stock dividends	(969)	(97)	—

Pro forma loss applicable to common stockholders	$(46,592)	$(32,287)	$(25,682)

Loss per share applicable to common stockholders:
Basic and diluted, as reported	$(3.69)	$(25.51)	$(26.79)

Basic and diluted, pro forma	$(3.92)	$(26.28)	$(27.16)

During the years ended December 31, 2005 and 2004, certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. Deferred stock compensation of $4,420,000 and $3,450,000 was recorded during the years ended December 31, 2005 and 2004, respectively, in accordance with APB No. 25, and will be amortized on a straight-line basis over the related vesting period of the options. During the years ended December 31, 2005 and 2004, the Company reversed $72,000 and $28,000, respectively, of deferred stock compensation due to forfeitures in connection with employee terminations. The Company recorded employee stock compensation expense associated with the amortization of deferred stock compensation of $2,403,000 and $528,000 for the years ended December 31, 2005 and 2004, respectively.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The expected future amortization expense for deferred stock compensation as of December 31, 2005 is as follows (in thousands):

2006	$1,747
2007	1,747
2008	1,327

$4,821

The fair value for the Company’s employee stock options was estimated at the date of grant using the Black-Scholes option valuation method with the following assumptions:

	Year Ended December 31,
	2005	2004	2003

Dividend yield	0%	0%	0%
Volatility for options	0.75	0.80	0.75
Volatility for ESPP	0.46	—	—
Weighted-average expected life of options (years)	5	5	5
Weighted-average expected life of ESPP rights (years)	0.5	—	—
Risk-free interest rate for options	4.05%	3.43%	2.97%
Risk-free interest rate for ESPP rights	3.69%	—	—

Stock compensation arrangements to non-employees are accounted for in accordance with EITF No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these options and warrants granted to non-employees, including lenders and consultants, are re-measured over the vesting terms as earned, and the resulting value is recognized as an expense over the period of services received or the term of the related financing.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment (SFAS 123R), which is a revision of SFAS 123, Accounting for Stock Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. Additionally, SFAS 123R amends FASB Statement No. 95, Statement of Cash Flows to require that excess tax benefits be reported as a financing cash inflow rather than as reduction of taxes paid. Beginning with the first quarter of 2006, the Company will be required to adopt SFAS 123R, and will recognize share-based compensation costs in its results of operations. The Company currently provides pro forma disclosures under SFAS 123 reflecting the effects of share-based compensation costs on the results of operations in the notes to consolidated financial statements (see above). Although such pro forma effects of applying SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, levels of share-based payments granted in the future and the timing thereof; the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the service period; and the transition method chosen for adopting SFAS 123R, which permits public companies to adopt its requirements using various methods, including the “modified prospective application method” and the “modified retrospective application method.” The Company plans to adopt SFAS 123R using the modified prospective application method and the Black-Scholes valuation model, and expects that the adoption of SFAS 123R will have a material impact on its results of operations subsequent to adoption.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company utilizes the liability method of accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Comprehensive Loss

The Company displays comprehensive loss and its components as part of the statements of convertible preferred stock and stockholders’ deficit. Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale securities.

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

	Year Ended December 31,
	2005	2004	2003

Historical
Numerator:
Loss applicable to common stockholders (in thousands)	$(43,878)	$(31,339)	$(25,331)

Denominator:
Weighted-average common shares outstanding	12,402,152	1,480,211	1,260,426
Less: Weighted-average unvested common shares subject to repurchase	(504,500)	(251,604)	(314,758)

Denominator for basic and diluted loss per share applicable to common stockholders	11,897,652	1,228,607	945,668

Basic and diluted loss per share allocable to common stockholders	$(3.69)	$(25.51)	$(26.79)

Historical outstanding dilutive securities not included in diluted loss per share applicable to common stockholders calculation
Preferred stock	—	11,749,361	7,604,950
Options to purchase common stock	1,623,893	1,260,053	793,385
Warrants outstanding	38,872	755,549	58,247

	1,662,765	13,764,963	8,456,582

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications have been made to the prior year balances in order to conform to the current year period presentation. Approximately $791,000 of accrued bonuses classified as other accrued liabilities in the prior year are now classified as accrued compensation on the December 31, 2004 balance sheet. Also, approximately $358,000 of employee bonuses recognized as general and administrative expenses in the prior year are now recognized as research and development expenses in the statement of operations for the year ended December 31, 2004. These reclassifications did not impact previously reported total current liabilities or total operating expenses.

2.	Collaboration Revenue

In December 2002, the Company entered into a three-year collaboration with ALZA Corporation to discover, develop and commercialize pharmaceutical products that combine the Company’s active transport technologies and ALZA’s oral drug delivery technologies. Under the terms of the arrangement, ALZA agreed to pay the Company a non-refundable, up-front fee, research funding based upon levels of effort of full-time equivalent employees, as well as the potential to earn milestone payments and royalties. The agreement required the Company to devote a specified number of employees to the research efforts. In December 2004, pursuant to the terms of the agreement, ALZA notified the Company of its intent to conclude the research portion of the collaboration in March 2005. This notification did not impact any of the historical revenue recognized under the agreement. The termination occurred on March 22, 2005, and the Company recognized the remaining deferred revenue of $750,000 related to the non-refundable, up-front fee in 2005.

In November 2003, the Company entered into a two-year collaboration with Pfizer Inc to develop technologies that improve access of drugs to targets in the brain by exploiting active transport mechanisms in the cells that form the blood brain barrier. Under the terms of the arrangement, Pfizer agreed to pay the Company a non-refundable technology access fee and research funding fees paid quarterly in advance. At December 31, 2005, Pfizer had discharged all of its financial obligations under the terms of this agreement.

In December 2005, the Company entered into a license agreement with Astellas Pharma Inc. for exclusive rights in Japan and five other Asian countries to develop and commercialize XP13512, the Company’s lead product candidate. Under the terms of the agreement, Astellas was granted exclusive rights to develop and commercialize XP13512 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. The Company received an initial license payment of $25 million, which has been deferred and will be recognized on a straight-line basis over the expected patent life of XP13512. In addition, the Company is eligible to receive potential clinical and regulatory milestone payments totaling up to $60 million and will receive percentage-based royalties on any sales of XP13512 in the Astellas territory. The agreement also requires Astellas to source all product from the Company under a specified supply agreement. In the year ended December 31, 2005, the Company recognized revenue of $126,000 representing amortization of the up-front license payment under this arrangement. At December 31, 2005, $24.9 million of revenue was deferred under this arrangement, of which $1.5 million was classified within current liabilities and the remaining $23.4 million was recorded as a non-current liability.

The following table presents the Company’s total revenue that has been recognized pursuant to all of its collaborations (in thousands):

	Year Ended December 31,
	2005	2004	2003

ALZA	$1,895	$5,132	$5,053
Pfizer	2,646	3,750	104
Astellas	126	—	—

	$4,667	$8,882	$5,157

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company’s collaboration revenue is primarily from its partnerships with ALZA and Pfizer. Revenue from ALZA represented 41%, 58% and 98% of the Company’s collaboration revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Revenue from Pfizer represented 57%, 42% and 2% of the Company’s collaboration revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company’s accounts receivable balance is comprised of trade receivables from its collaborative research agreements and government grants. At December 31, 2005, 2004 and 2003, ALZA represented 0%, 91% and 56% of accounts receivable, respectively.

3.	Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

		Gross
		Unrealized	Estimated
	Cost	Losses	Fair Value

As of December 31, 2005:
Cash	$513	$—	$513
Money market funds	19,576	—	19,576
Government debt securities	28,451	(71)	28,380
Corporate debt securities	43,513	(64)	43,449
Certificate of deposit	3,205	—	3,205

	$95,258	$(135)	$95,123

Reported as:
Cash and cash equivalents			$22,088
Short-term investments			69,830
Restricted investments			3,205

			$95,123

		Gross
		Unrealized	Estimated
	Cost	Losses	Fair Value

As of December 31, 2004:
Cash	$2,748	$—	$2,748
Money market funds	33,806	—	33,806
Government debt securities	23,791	(100)	23,691
Certificate of deposit	3,169	—	3,169

	$63,514	$(100)	$63,414

Reported as:
Cash and cash equivalents			$36,554
Short-term investments			23,691
Restricted investments			3,169

			$63,414

At December 31, 2005 and 2004, the contractual maturities of investments held were less than one year. There were no gross realized gains or losses from sales of securities in the periods presented.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004

Laboratory equipment	$8,961	$8,412
Furniture and fixtures	281	319
Computer equipment and software	2,030	1,925
Leasehold improvements	1,961	1,754

	13,233	12,410
Less: Accumulated depreciation and amortization	(9,426)	(7,380)

Property and equipment, net	$3,807	$5,030

At December 31, 2005 and 2004, the cost of equipment under capital leases was $3,726,000.

5.	Employee Notes Receivable

At December 31, 2005 and 2004, the Company had outstanding full recourse notes receivable totaling $450,000 and $641,000, respectively, to employees and officers to finance the purchases of personal assets. The notes are secured by the deeds of trust on the residences of the employees and officers and require interest at rates ranging from 4.13% to 4.99% per annum. The principal and any accrued interest on the notes are payable on the earlier of termination of employment or seven years from the date of issuance. The maturity dates range from August 2008 to May 2009. Accrued interest is forgiven on each note’s anniversary date.

In August 2004, the Company issued a full recourse note receivable of $150,000 to an officer to finance the purchase of personal assets. The note is secured by a deed of trust on his residence and requires interest at the rate of 4.0% per annum. The principal and any accrued interest are payable on the earlier of termination of employment or August 2011. Accrued interest is forgiven on each anniversary date of the note. The principal and any accrued interest was required to be forgiven by the Company immediately prior to the filing by the Company of its first registration statement with the SEC under the Securities Act of 1933 and accordingly, on January 18, 2005, the $150,000, and related accrued interest of $2,000, was forgiven by the Company. Additionally, in relation to the $150,000 forgiven under this note, the Company made cash payments of $115,000 to satisfy amounts due by the officer to U.S. federal and state tax authorities.

6.	Commitments

Operating Leases

The Company has entered into an operating lease arrangement for office and laboratory space in Santa Clara, California. The Santa Clara operating lease, which commenced in December 2001, has an initial term of ten years, may be extended at the end of the term for two additional periods of five years each and contains contractual rent escalation over the life of the lease. The Company is recognizing rent expense evenly over the lease term. Deferred rent of $1,806,000 and $1,682,000 at December 31, 2005 and 2004, respectively, represents the difference between rent expense recognized and actual cash payments related to the Company’s operating lease.

In connection with the Santa Clara operating lease, the Company has entered into a letter of credit agreement in the amount of $3,000,000 with a financial institution that requires the Company, at its option, to secure the letter of credit with either $3,000,000 of cash or certificate of deposit, or securities with a fair market value of at least $3,750,000. The fair value of the certificate of deposit is presented as restricted investments on the balance sheet at $3,205,000 and $3,169,000, at December 31, 2005 and 2004, respectively. Under the terms of the operating lease

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

agreement, provided that the Company has not been in default under the lease, the amount of the letter of credit will be reduced to $1,500,000 in December 2006. This letter of credit will be required until the termination of the lease.

In April 2004, the Company entered into a sublease agreement to rent out a portion of its facilities not in use. The sublease agreement provides for monthly rental income of $52,000 for the first year and $66,000 monthly rental income for the second year, with a one-year extension at the end of the two-year term. In 2005, the sub-tenant exercised its option to extend the lease for another year. The Company records the monthly sublease income as an offset to rent expense. Sublease income recorded for the years ended December 31, 2005 and 2004 was $744,000 and $416,000, respectively.

Rent expense, net of sublease income, was $2,972,000, $3,300,000 and $3,716,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum payments under all non-cancelable operating leases were as follows at December 31, 2005 (in thousands):

Year ending December 31,
2006	$3,711
2007	3,832
2008	3,956
2009	4,085
2010 and thereafter	8,199

Total minimum lease payments	$23,783

Capital Leases and Equipment Financing Obligations

In December 2001, the Company entered into an equipment financing arrangement for borrowings of up to $4,000,000. Obligations under the arrangement are secured by the assets financed. Interest is approximately 9.8%, and payments are made monthly over 36 months. In conjunction with this arrangement, the Company issued to the lender a warrant to purchase 21,332 shares of the Company’s Series B convertible preferred stock at $15.00 per share (see Note 7). At December 31, 2005 and 2004, the Company had fully utilized the borrowing capacity under this agreement. Amounts outstanding under this arrangement were $0 and $238,000 at December 31, 2005 and 2004, respectively.

In November 2002, the Company entered into another equipment financing arrangement for borrowings of up to $2,000,000. Obligations under the arrangement are secured by assets financed. Interest is approximately 8.26%, and payments under each draw are made monthly over 36 to 48 months. In conjunction with this arrangement, the Company issued to the lender a warrant to purchase 4,000 shares of the Company’s Series B convertible preferred stock at $15.00 per share (see Note 7). Borrowing capacity under the agreement expired in June 2003, thus at December 31, 2005 no funds were available for future draw down. Amounts outstanding under this arrangement were $211,000 and $430,000 at December 31, 2005 and 2004, respectively.

In July 2004, the Company entered into another equipment financing arrangement for borrowings of up to $1,800,000. Interest is based on a 36- or 48-month U.S. Treasury note yield plus 5.75% or 5.55%, respectively. Obligations under the arrangement are secured by assets financed, and repayment terms are monthly over 36 to 48 months. In conjunction with this arrangement, the Company issued to the lender a warrant to purchase 1,041 shares of the Company’s Series C convertible preferred stock at $15.00 per share (see Note 7). The arrangement expired in May 2005, thus at December 31, 2005 no funds were available for future draw down. At December 31, 2005 and 2004, $1,183,000 and $1,580,000, respectively, were outstanding under this arrangement.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, future minimum principal payments under equipment financing arrangements were as follows (in thousands):

Equipment
Financing
Arrangements

Year ending December 31,
2006	$714
2007	499
2008	176
2009	5

Total minimum payments required	1,394
Less: Current portion	(714)

Non-current portion	$680

In connection with the equipment financing arrangements, the Company is restricted from paying cash dividends or distributions on any equity with the exception of dividends payable solely in common stock.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The Company may terminate the indemnification agreements with its officers and directors upon 90 days’ written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of December 31, 2005.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

7.	Stockholders’ Equity

Common Stock

At December 31, 2005 and 2004, the Company was authorized to issue 60,000,000 and 18,500,000 shares, respectively, of common stock.

Stockholders Rights Plan

On December 16, 2005, the Company adopted a preferred stock rights plan pursuant to which each share of common stock outstanding on January 13, 2006, and each subsequently issued share, will receive a non-taxable dividend. The dividend will confer the purchase right (a “right”) that confers the right to purchase one one-hundredth of a share of a new class of preferred stock and will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer for 15% or more of the Company’s common stock. If such a person acquires 15% or more of the Company’s common stock, all rights holders, except the 15%

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

acquiror, will be entitled to acquire the Company’s common stock at a discount through the exercise of the preferred stock. The rights plan has been designed to discourage acquisitions of more than 15% of the Company’s common stock without negotiations with the board of directors. The rights expire on January 13, 2016. The rights will trade with the Company’s common stock, unless and until they are separated upon the occurrence of certain future events. The board of directors may terminate the rights plan at any time or redeem the rights prior to the time the rights are triggered

Equity Incentive Plans

1999 Stock Plan

Under the terms of the 1999 Stock Plan (1999 Plan), options or stock purchase rights may be granted by the board of directors to employees, directors and consultants. Options granted may be either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value, and non-statutory options may be granted to employees, directors or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date as determined by the board of directors. Options vest as determined by the board of directors, generally at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years. Options granted under the 1999 Plan expire no more than ten years after the date of grant.

Stock purchased under stock purchase rights, in connection with the 1999 Plan, is subject to a repurchase option by the Company upon termination of the purchaser’s employment or services. The repurchase right lapses over a period of time as determined by the board of directors.

The 1999 Plan allows for the early exercise of options prior to vesting. In accordance with EITF No. 00-23, Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, stock options granted or modified after March 21, 2002 that are subsequently exercised for cash prior to vesting are not deemed to be issued until those shares vest. Since March 21, 2002, the Company has issued an aggregate of 474,696 shares of common stock pursuant to the early exercise of stock options. As of December 31, 2005 and 2004, there were 405,012 and 448,793, respectively, of these shares issued subject to the Company’s right to repurchase at the original issuance price. The amounts received in exchange for these shares have been recorded as a liability for early exercise of stock options in the accompanying balance sheets and will be reclassified into equity as the shares vest.

Subsequent to the initial public offering of the Company’s stock in June 2005, no further options will be granted under the 1999 Plan. At the date of the initial public offering, the 134,542 shares remaining and available for future grant were cancelled.

2005 Equity Incentive Plan

In January 2005, the Company’s board of directors adopted the 2005 Equity Incentive Plan (2005 Plan). Under the terms of the 2005 Plan, options, stock purchase rights, stock bonus rights, stock appreciation rights and other stock awards and rights, may be granted by the board of directors to employees, directors and consultants. Options granted may be either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value, and non-statutory options may be granted to employees, directors or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date as determined by the board of directors. Options vest as determined by the board of directors, generally at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years. Options granted under the 2005 Plan expire no more than ten years after the date of grant. Stock purchase rights, stock bonus rights, stock appreciation rights and other stock awards and rights may be granted by the board of directors to employees, directors and consultants and may be subject to such terms and conditions as the Board deems appropriate, although such awards may not be granted with a purchase price below the par value of the stock.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Under the terms of the 2005 Plan the maximum number of shares that may be issued shall not exceed the total of 2,000,000, plus any shares issuable from options previously granted from the 1999 Plan at the date of the Company’s initial public offering, plus an annual increase equal to the lesser of (i) 2.5% of the total number of common shares outstanding at the end of the preceding calendar year, and (ii) 2,000,000 common shares. At December 31, 2005, there were 1,669,900 shares remaining and available for future grant under the 2005 Plan.

2005 Non-Employee Directors’ Stock Option Plan

In January 2005, the Company’s board of directors adopted the 2005 Non-Employee Directors’ Stock Option plan (2005 Directors’ Plan), under which, non-statutory options are automatically granted to non-employee directors. Any individual who first becomes a non-employee director automatically receives an option to purchase 25,000 shares subject to vesting in four equal successive annual installments. Non-employee directors serving on the date of each annual meeting of stockholders beginning in 2006 will be granted an option to purchase 10,000 shares that are subject to 12 successive equal monthly installments measured from the grant date. Stock options may be granted at exercises prices no less than the fair value on the grant date and may expire no more than ten years after the date of grant. Under the terms of the 2005 Directors’ Plan the maximum number of shares that may be issued shall not exceed the total of 150,000, plus an annual increase equal to the excess of (i) the number of shares subject to options granted in the preceding calendar year, over (ii) the number of shares added back to the share reserve from cancellations, provided that such increase shall not exceed 150,000 shares. At December 31, 2005, there were 100,000 shares remaining and available for future grant under the 2005 Directors’ Plan.

Activity under the Company’s stock option plans, is as follows:

		Options Outstanding
	Shares		Weighted-
	Available		average
	for	Number	Exercise
	Grant	of Options	Price

Balance at December 31, 2002	399,324	473,327	$1.55
Shares authorized	500,000	—	—
Options granted	(349,362)	349,362	$2.25
Options canceled	2,831	(2,831)	$1.67
Options exercised	—	(26,473)	$2.30
Shares repurchased	1,169	—	$1.08

Balance at December 31, 2003	553,962	793,385	$1.84
Shares authorized	166,666	—	—
Options granted	(657,637)	657,637	$2.73
Options canceled	28,560	(28,560)	$2.32
Options exercised	—	(162,409)	$1.89
Shares repurchased	10,919	—	$2.33

Balance at December 31, 2004	102,470	1,260,053	$2.29
Shares authorized	2,566,666	—	—
Options granted	(868,594)	868,594	$9.12
Options canceled	99,204	(99,204)	$2.70
Options exercised	—	(405,550)	$2.77
1999 Plan termination	(134,542)	—	—
Shares repurchased	4,696	—	$2.29

Balance at December 31, 2005	1,769,900	1,623,893	$7.51

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Details of the Company’s exercisable stock options under the 1999 Plan, at December 31, 2005 is as follows:

	Options Outstanding and Exercisable
		Weighted-
		average
		Remaining	Weighted-
	Number of	Contractual	average
	Outstanding	Life	Exercise
Exercise Price	Options	(in years)	Price

$1.50-$5.00	842,008	7.88	$2.43
$5.01-$10.00	362,168	9.01	$6.07
$10.01+	42,217	9.42	$10.50

	1,246,393	8.26	$3.76

Details of the Company’s exercisable stock options under the 2005 Plan and the 2005 Directors’ Plan, at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		average			average
		Remaining	Weighted-		Remaining	Weighted-
	Number of	Contractual	average	Number of	Contractual	average
	Outstanding	Life	Exercise	Exercisable	Life	Exercise
Exercise Price	Options	(in years)	Price	Options	(in years)	Price

$10.39-$12.00	60,000	9.42	$10.39	30,000	9.42	$10.39
$12.01-$14.00	280,750	9.71	$13.29	10,129	9.57	$13.42
$14.01-$16.00	15,000	9.71	$15.63	—	—	—
$16.01+	21,750	9.90	$17.82	—	—	—

	377,500	9.67	$13.18	40,129	9.46	$11.15

The weighted-average grant date fair values of options granted in the years ended December 31, 2005, 2004 and 2003 were $13.66, $5.92 and $1.41 per share, respectively.

Employee Stock Purchase Plan

In January 2005, the Company’s board of directors adopted the 2005 Employee Stock Purchase Plan (the Purchase Plan). The Company has reserved a total of 250,000 shares of common stock for issuance under the Purchase Plan. In addition, the board of directors may increase the share reserve as of each January 1, from January 1, 2006 through January 1, 2015, by an amount not to exceed the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (ii) 250,000 shares. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or after a purchase period end. In the year ended December 31, 2005, 40,811 shares were purchased under the Purchase Plan.

Stock Options Granted to Non-Employees

The Company granted options to purchase 10,332, 24,997 and 4,999 shares of common stock to consultants during the years ended December 31, 2005, 2004 and 2003, respectively. Compensation expense related to the fair value of options granted to non-employees totaled $369,000, $255,000 and $32,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The fair value of options granted to non-employees during the years ended December 31, 2005, 2004 and 2003 were estimated using the Black-Scholes method with the following weighted-average assumptions: a dividend yield of zero, volatilities of 75%, 80% and 75%, respectively, a maximum contractual life of ten years and risk-free interest rates of 4.05%, 4.30% and 4.00%, respectively.

Restricted Stock Purchases

In 2000, three employees purchased 145,881 shares of common stock under restricted stock purchase agreements by means of full-recourse promissory notes that bore interest at a rate of 6.71% and were repaid in full in March 2005. In 2002, three employees purchased 104,998 shares of common stock under restricted stock purchase agreements by means of full-recourse promissory notes that bear interest at rates from 4.49% to 4.65% and are repayable in full in January and April 2007. Compensation expense resulting from the issuance of restricted stock in exchange for full-recourse promissory notes was not material. At December 31, 2005 and 2004, the principal outstanding relating to all notes was $158,000 and $245,000, respectively.

In September 2004, an officer acquired 149,999 shares of common stock under restricted stock purchase agreements for an aggregate purchase price of $900. Upon termination of employment, the shares are subject to a right of repurchase by the Company at the original purchase price of $0.006 per share. The Company’s repurchase rights lapses as follows: ratably on a monthly basis over a four-year period for 116,666 shares; and for 33,333 shares, 50% in March 2005 and 50% in September 2005. Total deferred compensation of $1,448,000, reflecting the difference between the fair value of the award and the purchase price on the date of purchase, was recorded for this arrangement and will be amortized as stock compensation expense as the shares vest. The Company recorded $496,000 and $201,000 of compensation expense related to this arrangement during the years ended December 31, 2005 and 2004, respectively.

Notes Receivable from Stockholders

In January 2002, the Company issued a non-recourse note receivable of $125,000 to an officer to finance the exercise of an option to purchase 83,333 shares of the Company’s common stock. The note is secured by the common stock and bears interest at the rate of 4.49% per annum. The principal and any accrued interest are payable in January 2007. The shares acquired are subject to repurchase by the Company at the original option price of $1.50 per share. The repurchase right lapses through July 2005. This stock compensation arrangement is a variable award under EITF No. 00-23, and compensation expense is recorded for shares that “vest” (no longer subject to repurchase) each period. The per share expense is calculated as the difference between fair value per share and the option price. The Company recorded compensation expense related to this arrangement of $128,000, $149,000 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively. No shares and 10,417 shares remained subject to repurchase by the Company at December 31, 2005 and 2004, respectively.

In September 2004, the Company issued a non-recourse note receivable of $315,000 to an officer to finance the exercise of an option to purchase 116,665 shares of the Company’s common stock. The note was secured by the common stock and bore interest at the rate of 2.34% per annum. The principal and any accrued interest were payable on the earlier of termination of employment, immediately prior to the filing by the Company of its first registration statement with the SEC under the Securities Act of 1933 or September 2011. Accrued interest was forgivable on each anniversary date of the note. The options for 49,999 shares vest ratably on a monthly basis over a four-year period ending September 2008. The options for 66,666 shares cliff vest in September 2008, provided that 50% of the shares accelerated and vested in January 2005, and 50% of the shares will accelerate and vest at the time the Company achieves a market capitalization of $500 million. Unvested shares are subject to a right of repurchase by the Company upon the officer’s termination of employment at the original option price of $2.70 per share. This stock compensation arrangement is a variable award under EITF No. 00-23, and compensation expense is recorded for shares that “vest” (no longer subject to repurchase) each period. The per share expense is calculated as the difference between fair value per share and the option price. $1,372,000 of deferred compensation and $110,000 of

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

expense related to this arrangement was recorded in 2004. In January 2005, this note was repaid in full, at which time the arrangement became a fixed award with the remaining deferred compensation being amortized on a straight-line basis over the related vesting period of the options. Prior to becoming a fixed award, compensation expense of $12,000 was recorded in January 2005 and an additional $331,000 charge was recorded in January 2005 related to the acceleration of vesting upon the filing of the first registration statement. The remaining deferred compensation will be amortized on a straight-line basis over the related vesting period of the options.

Warrants

In February 2000, in connection with an equipment capital lease agreement (see Note 6), the Company issued the lender a warrant to purchase an aggregate of 20,416 shares of the Company’s Series A preferred stock at $6.00 per share. The warrant was exercisable until March 2005 or the third anniversary of the effective date of the Company’s initial public offering, whichever is earlier. The fair value of the warrant, determined to be $62,000 using the Black-Scholes method, was recorded by the Company and will be recognized as additional interest expense over the term of the related debt. The assumptions used in calculating the fair value were as follows: a risk-free interest rate of 6%, a contractual term of five years, no dividend yield and a volatility factor of 0.50. Interest expense recognized during the years ended December 31, 2005, 2004 and 2003 related to this warrant was $13,000 in each year. In March 2005, the Company issued 10,208 shares of Series A preferred stock at $6.00 per share pursuant to the partial exercise of the warrant for cash. Also in March 2005, the Company issued 2,041 shares of Series A preferred stock in a cashless exercise of the remaining 10,208 shares underlying the warrant.

In November 2002, in connection with an equipment financing agreement, the Company issued the lender a warrant to purchase 4,000 shares of the Company’s Series B preferred stock at $15.00 per share. The warrant is exercisable until November 2012 or the seventh anniversary of the effective date of the Company’s initial public offering, whichever is earlier. The fair value of the warrant, determined to be $49,000 using the Black-Scholes method, was recorded by the Company and will be recognized as additional interest expense over the term of the related debt. The assumptions used in calculating the fair value were as follows: a risk-free interest rate of 4%, a contractual term of ten years, no dividend yield and a volatility factor of 0.75. Interest expense recognized during the years ended December 31, 2005, 2004 and 2003 related to this warrant was $12,000, $12,000 and $12,000, respectively.

In July 2004, in connection with an equipment financing agreement, the Company issued the lender a warrant to purchase 1,041 shares of the Company’s Series C preferred stock at $15.00 per share. The warrant is exercisable for ten years or up to the third anniversary of the effective date of the Company’s initial public offering, whichever is earlier. The fair value of the warrant, determined to be $12,000 using the Black-Scholes method, was recorded by the Company and will be recognized as additional interest expense over the term of the related debt. The assumptions used in calculating the fair value were as follows: a risk-free interest rate of 4%, a contractual term of ten years, no dividend yield and a volatility factor of 0.80. Interest expense recognized related to the warrant during the years ended December 31, 2005 and 2004 was $4,000 and $2,000, respectively.

In November 2004, in connection with an amendment to an agreement to license technology from a U.S. university, the Company issued to the licensor a warrant to purchase 2,500 shares of the Company’s common stock at $3.60 per share. The warrant was exercisable for three years or up to the effective date of the Company’s initial public offering, whichever is earlier. The fair value of the warrant, determined to be $28,000 using the Black-Scholes method, was recorded by the Company and will be recognized as additional research and development expense over the term of the related agreement. The assumptions used in calculating the fair value were as follows: a risk-free interest rate of 4.23%, a contractual term of three years, no dividend yield and a volatility factor of 0.80. Research and development expense recognized during the years ended December 31, 2005 and 2004 was $8,000 and $2,000, respectively. The original agreement was entered into on April 10, 2000 and, together with the amendment, is effective until the later of the last to expire patent within the patent rights licensed or 10 years

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

following the first commercial sale of licensed product. In exchange for annual license payments and certain milestone payments, the Company has exclusive rights including a right to grant sublicenses worldwide. The Company recognizes the annual license fee as part of research and development expense. To date, the Company has not sublicensed the technology.

At December 31, 2005, 38,872 warrants were outstanding, of which 8,333 were exercisable at $6.00 per share and 30,539 were exercisable at $15.00 per share. The warrants expire at various dates from January 2007 to July 2014.

8.	Preferred Stock

Preferred stock

At December 31, 2005 and 2004, the Company was authorized to issue 5,000,000 and 0 shares of preferred stock, respectively.

Convertible preferred stock

At December 31, 2005 and 2004, the Company was authorized to issue 0 and 12,308,734 shares of convertible preferred stock, respectively. Prior to their conversion into common stock on the close of the Company’s initial public offering, each share of Series D preferred stock, prior and in preference to any declaration or payment of any dividend on the Company’s Series A, Series B and Series C preferred stock and common stock, was entitled to receive dividends in shares of Series D preferred stock at the rate of $1.35 per share of Series D preferred stock per annum (as adjusted for stock splits, stock dividends or similar events with respect to such shares). The Series D preferred stock dividend was payable upon a liquidation event as defined in the stock purchase agreement and, accordingly, this dividend was paid at the close of the Company’s initial public offering, having been previously accrued on a straight-line basis. For the years ended December 31, 2005, 2004 and 2003, the Company recorded $969,000, $97,000 and $0, respectively, of convertible preferred stock dividend charge in its statement of operations. At the Company’s initial public offering, 71,080 shares of common stock were issued upon conversion of the preferred stock dividend.

9.	Income Taxes

There is no provision for income taxes because the Company has incurred operating losses. Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2005	2004

Net operating losses	$49,916	$33,155
Research credits	6,248	5,209
Capitalized research and development	1,845	2,779
Other	1,682	2,150

Total deferred tax assets	59,691	43,293
Valuation allowance	(59,691)	(43,293)

Net deferred tax assets	$—	$—

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $16,449,000, $14,193,000 and $11,009,000 during 2005, 2004 and 2003, respectively.

As of December 31, 2005, the Company had net operating loss carry-forwards for federal income tax purposes of $126,852,000 which expire in the years 2019 through 2025 and federal research and development tax credits of $4,200,000 which expire in the years 2020 through 2025.

As of December 31, 2005, the Company had net operating loss carry-forwards for state income tax purposes of $96,025,000 which expire in the years 2009 through 2015 and state research and development tax credits of $3,150,000 which do not expire.

Utilization of the Company’s net operating loss and credit carry-forwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss and credits before utilization.

10.	Subsequent Events

Stockholders Rights Plan

On January 13, 2006, all stockholders of record received a non-taxable dividend pursuant to the stockholders rights plan. For additional details of this plan, see Note 7 to these financial statements.