Form 10-Q
period 2006-03-31
XENOPORT INC
filed 2006-05-11
CIK 1130591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
(Registrant’s telephone number, including area code): (408) 616-7200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No
Total number of shares of common stock outstanding as of April 15, 2006: 19,897,268.

XENOPORT, INC.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
XENOPORT, INC.
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
	(in thousands, except per
	share amounts)
Current assets:
Cash and cash equivalents	$18,783	$22,088
Short-term investments	59,278	69,830
Accounts receivable	10,055	55
Other current assets	2,288	2,461

Total current assets	90,404	94,434
Property and equipment, net	3,583	3,807
Restricted investments	3,232	3,205
Employee notes receivable	450	450
Deposits and other assets	9	12

Total assets	$97,678	$101,908

Current liabilities:
Accounts payable	$470	$2,990
Accrued compensation	1,840	1,682
Accrued preclinical and clinical costs	5,022	1,920
Other accrued liabilities	704	608
Deferred revenue	10,606	1,515
Current portion of equipment financing obligations	692	714
Current portion of liability for early exercise of employee stock options	378	403

Total current liabilities	19,712	9,832
Deferred revenue	22,980	23,359
Deferred rent and other	1,880	1,807
Noncurrent portion of equipment financing obligations	524	680
Noncurrent portion of liability for early exercise of employee stock options	414	588
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 60,000 shares authorized, 19,565 shares and 19,442 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	20	19
Additional paid-in capital	207,349	210,681
Notes receivable from stockholders	(158)	(158)
Deferred stock compensation	—	(4,821)
Accumulated other comprehensive loss	(122)	(136)
Accumulated deficit	(154,921)	(139,943)

Total stockholders’ equity	52,168	65,642

Total liabilities and stockholders’ equity	$97,678	$101,908

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months
	Ended March 31,
	2006	2005
	(in thousands, except per
	share amounts)
Revenues:
Collaboration revenue	$1,288	$2,707
Grant revenue	—	86

Total revenues	1,288	2,793

Operating expenses:
Research and development	13,746	10,426
General and administrative	3,406	2,303

Total operating expenses	17,152	12,729

Loss from operations	(15,864)	(9,936)
Interest income	937	338
Interest expense	(51)	(71)

Net loss	(14,978)	(9,669)
Convertible preferred stock dividends	—	(563)

Loss applicable to common stockholders	$(14,978)	$(10,232)

Basic and diluted loss per share applicable to common stockholders	$(0.77)	$(5.82)

Shares used to compute basic and diluted loss per share applicable to common stockholders	19,516	1,759

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Operating activities
Net loss	$(14,978)	$(9,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	441	566
Amortization of investment premiums	137	(24)
Amortization of deferred compensation	—	892
Stock-based compensation expense- employees	1,104	68
Stock-based compensation expense- consultants	87	110
Change in assets and liabilities:
Accounts receivable	(10,000)	374
Other current assets	173	(1,553)
Deposits and other assets	3	6
Notes receivable from employees	—	191
Accounts payable	(2,520)	(447)
Accrued compensation	158	118
Accrued preclinical and clinical costs	3,102	991
Other accrued liabilities	96	(722)
Deferred revenue	8,712	(1,313)
Deferred rent and other	73	33

Net cash used in operating activities	(13,412)	(10,379)

Investing activities
Purchases of investments	(4,570)	(25,797)
Proceeds from maturities of investments	15,000	9,450
Change in restricted investments	(27)	(10)
Purchases of property and equipment	(218)	(178)

Net cash provided by (used in) investing activities	10,185	(16,535)

Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs and exercise of warrants	—	61
Proceeds from issuance of common stock and exercise of stock options and warrants	102	1,117
Repurchases of common stock	(2)	(3)
Proceeds from equipment financing obligations	—	85
Payments on capital leases and equipment financing obligations	(178)	(369)

Net cash provided by (used in) financing activities	(78)	891

Net decrease in cash and cash equivalents	(3,305)	(26,023)
Cash and cash equivalents at beginning of period	22,088	36,554

Cash and cash equivalents at end of period	$18,783	$10,531

Supplemental schedule of noncash investing and financing activities

Issuance of common stock in a cashless exercise of a warrant	$—	$12

Reclassification of the unvested portion of common stock from early exercises of stock options to a liability	$—	$407

Vesting of common stock from early exercises of stock options	$199	$139

Deferred stock compensation, net of forfeitures	$—	$4,366

Stock dividends payable to preferred stockholders	$—	$563

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
     Basis of Preparation
     The accompanying financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2006 and results of operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005. Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in the Company’s annual report on Form 10-K.
     Clinical Trials
     The Company accrues and expenses costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and reduced by any initial payment made to the clinical trial site when the first patient is enrolled.

     Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R), which is a revision of FASB SFAS No. 123, Accounting for Stock Compensation (SFAS 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and its related implementation guidance. SFAS 123R clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. Additionally, SFAS 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as reduction of taxes paid. In March 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107), which provides the Staff’s views regarding interactions between SFAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS 123R in the quarter ended March 31, 2006, had a material impact on the Company’s statement of operations, financial position and statement of cash flows.
     For more information on stock-based compensation costs during the three months ended March 31, 2006, refer to Note 5 – “Stock-Based Compensation.”
2. Loss Per Share
     Basic loss per share applicable to common stockholders is calculated by dividing the loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted-average unvested common shares subject to repurchase, without consideration for potential common shares. Diluted loss per share applicable to common stockholders is computed by dividing the loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted-average unvested common shares subject to repurchase and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, preferred stock, options to purchase stock and warrants are considered to be potential common shares and are only included in the calculation of diluted loss per share when their effect is dilutive.

	Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Numerator:
Loss applicable to common stockholders	$(14,978)	$(10,232)

Denominator:
Weighted-average common shares outstanding	19,870	2,302
Less: Weighted-average unvested common shares subject to repurchase	(354)	(543)

Denominator for basic and diluted loss per share applicable to common stockholders	19,516	1,759

Basic and diluted loss per share applicable to common stockholders	$(0.77)	$(5.82)

Historical outstanding dilutive securities not included in diluted loss per share applicable to common stockholders calculation
Preferred stock	—	11,762
Options to purchase common stock	2,031	1,403
Warrants outstanding	39	464

	2,070	13,629

3. Comprehensive Loss
     The Company displays comprehensive loss and its components as part of the annual statement of stockholders’ equity. Comprehensive loss is comprised of net loss and unrealized gains and losses on available-for-sale securities. Total comprehensive loss for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Net loss	(14,978)	(9,669)
Change in unrealized gain (loss) on available-for-sale securities	13	9

	$(14,965)	$(9,660)

4. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments
     The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

		Gross
		Unrealized	Estimated
	Cost	Losses	Fair Value
As of March 31, 2006:
Cash	$3,735	$—	$3,735
Money market funds	12,048	—	12,048
Government debt securities	14,429	(86)	14,343
Corporate debt securities	47,971	(36)	47,935
Certificate of deposit	3,232	—	3,232

	$81,415	$(122)	$81,293

Reported as:
Cash and cash equivalents			$18,783
Short-term investments			59,278
Restricted investments			3,232

			$81,293

		Gross
		Unrealized	Estimated
	Cost	Gains	Fair Value
As of December 31, 2005:
Cash	$513	$—	$513
Money market funds	19,576	—	19,576
Government debt securities	28,451	(71)	28,380
Corporate debt securities	43,513	(64)	43,449
Certificate of deposit	3,205	—	3,205

	$95,258	$(135)	$95,123

Reported as:
Cash and cash equivalents			$22,088
Short-term investments			69,830
Restricted investments			3,205

			$95,123

     At March 31, 2006 and December 31, 2005, the contractual maturities of investments held were less than one year. There were no gross realized gains or losses from sales or maturities of securities in the periods presented.
5. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of SFAS 123R. SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, for stock options and stock purchase rights granted under the 2005 Employee Stock Purchase Plan (the Purchase Plan), stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company previously applied APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123.
     1999 Stock Plan
     Under the terms of the 1999 Stock Plan (1999 Plan), options or stock purchase rights were granted by the board of directors to employees, directors and consultants. Options granted were either incentive stock options or non-statutory stock options. Incentive stock options were granted to employees with exercise prices of no less than the fair value, and non-statutory options were granted to employees, directors or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date as determined by the board of directors. Options vest as determined by the board of directors, generally at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years. Options granted under the 1999 Plan expire no more than ten years after the date of grant.
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
     2005 Equity Incentive Plan
     In January 2005, the Company’s board of directors adopted the 2005 Equity Incentive Plan (2005 Plan). Under the terms of the 2005 Plan, options, stock purchase rights, stock bonus rights, stock appreciation rights and other stock awards and rights, may be granted by the board of directors to employees, directors and consultants. Options granted may be either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value, and non-statutory options may be granted to employees, directors or consultants at exercise prices of no less than 85% of the fair value of the common stock on the grant date as determined by the board of directors. Options vest as determined by the board of directors, generally at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years. Options granted under the 2005 Plan expire no more than ten years after the date of grant. Stock purchase rights, stock bonus rights, stock appreciation rights and other stock awards and rights may be granted by the board of directors to employees, directors and consultants and may be subject to such terms and conditions as the board of directors deems appropriate, although such awards may not be granted with a purchase price below the par value of the stock. Under the terms of the 2005 Plan, the maximum number of shares that may be issued shall not exceed the total of 2,000,000, plus any shares issuable from options previously granted from the 1999 Plan at the date of the Company’s initial public offering, plus an annual increase equal to the lesser of (i) 2.5% of the total number of common shares outstanding at the end of the preceding calendar year, and (ii) 2,000,000 common shares. At March 31, 2006 and December 31, 2005, there were 1,636,874 and 1,669,900 shares, respectively, remaining and available for future grant under the 2005 Plan.
     2005 Non-Employee Directors’ Stock Option Plan
     In January 2005, the Company’s board of directors adopted the 2005 Non-Employee Directors’ Stock Option plan (2005 Directors’ Plan), under which, non-statutory options are automatically granted to non-employee directors. Any individual who first becomes a non-employee director automatically receives an option to purchase 25,000 shares subject to vesting in four equal successive annual installments. Non-employee directors serving on the date of each annual meeting of stockholders beginning in 2006 will be granted an option to purchase 10,000 shares that are subject to 12 successive equal monthly installments measured from the grant date. Stock options may be granted at exercises prices no less than the fair value on the grant date and may expire no more than ten years after the date of grant. Under the terms of the 2005 Directors’ Plan, the maximum number of shares that may be issued shall not exceed the total of 150,000, plus an annual increase equal to the excess of (i) the number of shares subject to options granted in the preceding calendar year, over (ii) the number of shares added back to the share reserve from cancellations, provided that such increase shall not exceed 150,000 shares. At March 31, 2006 and December 31, 2005, there were 150,000 and 100,000 shares, respectively, remaining and available for future grant under the 2005 Directors’ Plan.
     Prior to the Adoption of SFAS 123R
     Prior to the adoption of SFAS 123R, the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25, and related interpretations, and provided the disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures. Prior to the Company’s initial public offering in June 2005, the Company had granted certain stock options with exercise prices that were below the estimated fair value of the common stock at the date of grant. During the three months ended March 31, 2005, the Company recorded employee stock-based compensation expense associated with the amortization of deferred stock compensation of $892,000. The following table illustrates the effects on net loss if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock options.

Three
Months
Ended
March 31,
2005
(in thousands)

Net loss, as reported	$(9,669)
Add: Stock-based employee compensation expense based on intrinsic value method	960
Less: Stock-based employee compensation expense determined under the fair value method for all awards	(1,196)

Pro forma net loss	(9,905)
Convertible preferred stock dividends	(563)

Pro forma loss applicable to common stockholders	$(10,468)

Loss per share applicable to common stockholders:
Basic and diluted, as reported	$(5.82)

Basic and diluted, pro forma	$(5.95)

     Impact of the Adoption of SFAS 123R
     The Company elected to adopt SFAS 123R using the modified prospective application method which was applied to the unvested portion of options granted prior to January 1, 2006 and all options granted after January 1, 2006. Accordingly, during the three months ended March 31, 2006, the Company recorded stock-based compensation expense totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. The effect of recording stock-based compensation under SFAS 123R for the three-month period ended March 31, 2006 was as follows:

Three
Months
Ended
March 31,
2006
(in thousands)
Stock-based compensation by type of award:
Employee stock options	$1,030
Purchase Plan	74
Non-employee stock options	87

Total stock-based compensation	$1,191

Effect on basic and diluted loss per share applicable to common stockholders	($0.06)

     Upon the adoption of SFAS 123R on January 1, 2006, the Company reversed all of the existing balance of deferred stock compensation of $4,821,000 with a corresponding reduction in additional paid-in capital.
     As of January 1, 2006, the Company had an unrecorded deferred stock compensation balance related to stock options of $4,703,000 before estimated forfeitures, which were not significant. In the Company’s pro forma disclosures prior to the adoption of SFAS 123R, the Company accounted for forfeitures upon occurrence. SFAS 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.
     During the three months ended March 31, 2006, the Company granted stock options to purchase approximately 531,800 shares of common stock with an estimated total grant-date fair value of $5,216,000 and a weighted-average grant-date fair value of $9.81. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $3,000. During the three months ended March 31, 2006, the Company recorded stock-based compensation related to stock options and the Purchase Plan of $1,104,000. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $782,000, and the total cash received by the Company for the exercise of these options was $102,000.
     As of March 31, 2006, the total compensation cost related to unvested awards not yet recognized was $8,886,000. This amount will be recognized over an estimated weighted-average amortization period of three years.
     Details of the Company’s non-cash stock-based compensation are as follows:

	Three Months
	Ended March 31
	2006	2005
	( in thousands)
Research and development	$574	$218
General and administrative	530	674

	$1,104	$892

     Valuation Assumptions
     In connection with the adoption of SFAS 123R, the Company reassessed its valuation method and related assumptions. The Company estimates the fair value of stock options and stock purchase rights using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, SAB 107 and with the method used to compute the Company’s prior period pro forma disclosures of loss available to common stockholders, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, the single-option allocation method and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months
	Ended March 31,
	2006	2005
	(in thousands)
Dividend yield	0%	0%
Volatility for options	0.75	0.80
Volatility for Purchase Plan rights	0.46	—
Weighted-average expected life of options (years)	5	5
Weighted-average expected life of Purchase Plan rights (months)	6	—
Risk-free interest rate for options	4.55%	4.30%
Risk-free interest rate for Purchase Plan rights	3.69%	—
     As of March 31, 2005, no shares had been issued under the Purchase Plan.
     SFAS 123R requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Both the expected stock price volatility and the weighted-average expected life assumptions were determined using data obtained from similar entities, taking into consideration factors such as industry, stage of life cycle, size and financial leverage. The risk-free interest rate input is based on the U.S. Treasury yield curve in effect at the time of grant. Prior to the adoption of SFAS 123R, the Company had also used this approach in calculating its expected stock price volatility, weighted-average expected life and risk-free interest rate assumptions.
     Stock Option Plans
     The Company has granted stock options and stock purchase rights under the 1999 Plan, the 2005 Plan and the 2005 Directors’ Plan. Subsequent to the Company’s initial public offering in June 2005, no further options will be granted under the 1999 Plan.
     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

		Options Outstanding
	Shares		Weighted-
	Available		average
	for	Number	Exercise
	Grant	of Options	Price
Balance at December 31, 2003	553,962	793,385	$1.84
Shares authorized	166,666	—	—
Options granted	(657,637)	657,637	$2.73
Options canceled	28,560	(28,560)	$2.32
Options exercised	—	(162,409)	$1.89
Shares repurchased	10,919	—	$2.33

Balance at December 31, 2004	102,470	1,260,053	$2.29
Shares authorized	2,566,666	—	—
Options granted	(868,594)	868,594	$9.12
Options canceled	99,204	(99,204)	$2.70
Options exercised	—	(405,550)	$2.77
1999 Plan termination	(134,542)	—	—
Shares repurchased	4,696	—	$2.29

Balance at December 31, 2005	1,769,900	1,623,893	$7.51
Shares authorized	546,224	—	—
Options granted	(531,800)	531,800	$15.30
Options canceled	7,793	(7,793)	$10.05
Options exercised	—	(116,318)	$2.07
1999 Plan termination	(6,043)	—	—
Shares repurchased	800	—	$2.52

Balance at March 31, 2006	1,786,874	2,031,582	$9.85

     Details of the Company’s exercisable stock options under the 1999 Plan at March 31, 2006, are as follows:

	Options Outstanding and Exercisable
		Weighted-
		average
		Remaining	Weighted-
	Number of	Contractual	average
	Outstanding	Life	Exercise
Exercise Price	Options	(in years)	Price
$1.50-$5.00	732,372	7.54	$2.46
$5.01-$10.00	351,063	8.77	$6.05
$10.01+	42,117	9.17	$10.50

	1,125,552	7.98	$3.88

     Details of the Company’s exercisable stock options under the 2005 Plan and the 2005 Directors’ Plan at March 31, 2006 are as follows:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		average			average
		Remaining	Weighted-		Remaining	Weighted-
	Number of	Contractual	average	Number of	Contractual	average
	Outstanding	Life	Exercise	Exercisable	Life	Exercise
Exercise Price	Options	(in years)	Price	Options	(in years)	Price
$10.39-$12.00	60,000	9.17	$10.39	45,000	9.17	$10.39
$12.01-$14.00	279,000	9.46	$13.29	24,531	9.32	$13.42
$14.01-$16.00	511,480	9.83	$15.02	19,091	9.84	$15.00
$16.01-$18.00	8,550	9.59	$16.95	46	9.72	$17.24
$18.01-$20.00	41,500	9.86	$18.93	—	—	—
$20.01+	5,500	9.99	$22.41	—	—	—

	906,030	9.67	$14.42	88,668	9.36	$12.22

     The aggregate intrinsic value of all options outstanding at March 31, 2006 was $28.6 million based on a closing stock price of $22.64.
     A summary of the Company’s unvested shares as of March 31, 2006, and changes during the three-month period ended March 31, 2006, is as follows:
Unvested Shares

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2006	1,286,694	$6.52
Options granted	531,800	$15.30
Options cancelled	(5,850)	$9.24
Options vested	(175,122)	$6.15

Unvested at March 31, 2006	1,637,522	$9.40

Employee Stock Purchase Plan
     As of March 31, 2006, the Company has reserved a total of 448,490 shares of common stock for issuance under the Purchase Plan. In addition, the board of directors may increase the share reserve as of each January 1, from January 1, 2006 through January 1, 2015, by an amount not to exceed the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (ii) 250,000 shares. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or after a purchase period ends. During the three months ended March 31, 2006, no shares were purchased under the Purchase Plan.
Restricted Stock
     In September 2004, an officer acquired 149,999 shares of common stock under restricted stock purchase agreements for an aggregate purchase price of $900. Upon termination of employment, 116,666 of these shares are subject to a right of repurchase by the Company at the original purchase price of $0.006 per share. The Company’s repurchase right lapses ratably on a monthly basis over a four-year period for 116,666 shares. Total deferred compensation of $1,448,000, reflecting the difference between the fair value of the award and the purchase price on the date of purchase, was recorded for this arrangement of which $697,000 had been amortized as stock-based compensation expense prior to December 31, 2005. Upon adoption of SFAS 123R, the remaining unamortized deferred compensation of $751,000 was reversed as part of the $4,821,000 reversal explained above under Impact of the Adoption of SFAS 123R. The Company recorded $21,000 and $151,000 of compensation expense related to this arrangement during the three months ended March 31, 2006 and 2005, respectively.
Non-Employee Awards
     Stock compensation arrangements to non-employees are accounted for in accordance with Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach estimated using the Black-Scholes option valuation model. During the three months ended March 31, 2006 and 2005, the assumptions used in the valuation were as follows: a dividend yield of zero; volatilities of 75% and 80%, respectively; a maximum contractual life of ten years; and risk-free interest rates of 4.55% and 4.30%, respectively. The compensation costs of these options granted to non-employees, are re-measured over the vesting terms as earned, and the resulting value is recognized as an expense over the period of services received or the term of the related financing. At March 31, 2006, 10,332 non-employee options and 38,872 warrants were outstanding at exercise prices ranging from $2.70 to $15.00.
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
Overview
     We are a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of drugs. Our most advanced product candidate is currently being evaluated in a Phase 3 clinical program for Restless Legs Syndrome, or RLS. This product candidate has also successfully completed a Phase 2a clinical trial for the management of post-herpetic neuralgia, or PHN. Our second product candidate is being evaluated in a Phase 2a clinical trial for the treatment of gastroesophageal reflux disease, or GERD. Our current portfolio of proprietary product candidates includes the following:
•	XP13512 for RLS. XP13512 is a Transported Prodrug of gabapentin that we have shown to be effective in Phase 2 clinical trials for the treatment of RLS. RLS is a common, under-diagnosed neurological disorder that frequently manifests itself as a sleep disorder. We have initiated Phase 3 clinical trials for the treatment of RLS and plan to commence additional trials later this year.

•	XP13512 for Neuropathic Pain, Including PHN. We have also shown in a Phase 2a clinical trial that XP13512 is effective for the management of PHN. PHN is a chronic type of neuropathic pain, which is pain resulting from nerve damage. In addition to PHN, we intend to develop XP13512 for other neuropathic pain conditions, such as painful diabetic neuropathy.

•	XP19986 for GERD and Spasticity. XP19986 is a Transported Prodrug of R-baclofen that is in development for the treatment of GERD, which is the frequent, undesirable passage of stomach contents into the esophagus. GERD causes symptoms such as heartburn and, in some cases, damage to the lining of the esophagus. We have commenced a Phase 2a clinical trial for the treatment of GERD. XP19986 is also a potential treatment for the symptoms of spasticity.

•	XP21279 for Parkinson’s Disease. XP21279 is a Transported Prodrug of levodopa, or L-Dopa, that is in preclinical development for the treatment of Parkinson’s disease. We plan to file an investigational new drug application, or IND, for XP21279 in the first half of 2007.

•	XP20925 for Migraine and Chemotherapy-Induced Nausea and Vomiting. XP20925 is a Transported Prodrug of propofol that is in preclinical development for the treatment of migraine and chemotherapy-induced nausea and vomiting. We plan to continue development of XP20925 at an appropriate time in the future depending on the availability of resources.
     We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated any product revenues. We have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners, capital lease and equipment financings and government grants. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. We expect our research and development expenses to continue to increase as we expand our development programs, and, subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force and increased manufacturing expenses. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses or when we plan to establish a North American specialty sales force. As of March 31, 2006, we had an accumulated deficit of approximately $155.0 million.
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
     In December 2005, we entered into an agreement in which we licensed to Astellas Pharma Inc. exclusive rights to develop and commercialize XP13512 in Japan and five other Asian countries. Under the terms of the agreement, Astellas has obtained exclusive rights to develop and commercialize XP13512 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. Astellas plans to initiate Phase 1 clinical trials in the middle of this year. Under the terms of this agreement, we received an initial license payment of $25.0 million. In addition, we are eligible to receive clinical and regulatory milestone payments totaling up to $60.0 million, including milestone payments of $10.0 million at the initiation and $5.0 million at the subsequent completion of our first Phase 3 clinical trial of XP13512 in RLS patients in the United States. We will receive royalties on any sales of XP13512 in the Astellas territory at a royalty rate in the mid-teens on a percentage basis. We have initiated our first Phase 3 clinical trial of XP13512 in RLS patients in the United States. As of March 31, 2006, we recorded a $10.0 million receivable for this milestone and have recognized an aggregate of $1.3 million of revenue pursuant to the agreement.
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and significant judgments and estimates are detailed in our annual report on Form 10-K.
Results of Operations
Three Months Ended March 31, 2006 and 2005
     Revenues
     Our revenues have consisted primarily of amounts earned for providing research and development services under our collaborations with ALZA and Pfizer non-refundable, up-front fees received in connection with these agreements as well as our Astellas agreement, and federal grants under the Small Business Innovation Research, or SBIR, and the National Institutes of Standards and Technology, Advanced Technology Program, or ATP, programs.

	Three Months
	Ended
	March 31,		Change
	2006	2005	$	%
	(in thousands, except percentages)
Revenues	$1,288	$2,793	$(1,505)	(54)%
     The decrease in revenues for the three months ended March 31, 2006 compared to the same period in 2005 was primarily the result of the following factors:
•	the conclusion of the ALZA collaboration in March 2005, which had generated $1.9 million in the quarter ended March 31, 2005;

•	the conclusion of the Pfizer collaboration in November 2005, which had generated $0.8 million in the quarter ended March 31, 2005; offset by

•	$1.3 million related to the Astellas collaboration.
     We expect revenues to fluctuate during the remainder of 2006 primarily depending upon the timing of milestone-related activities under our Astellas collaboration and the extent to which we enter into new collaborative agreements.
     Research and Development Expenses
     Research and development expenses consist of costs associated with our research activities and drug discovery efforts, as well as costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Of the total research and development expenses for the three months ended March 31, 2006 and 2005, the allocation of costs associated with research and preclinical and clinical development activities were as follows:

	Three Months
	Ended
	March 31,		Change
	2006	2005	$	%
	(in thousands, except percentages)
Research and preclinical	$4,181	$4,137	$44	1%
Clinical development	9,565	6,289	3,276	52%

Total research and development	$13,746	$10,426	$3,320	32%

     The increase in research and development expenses in the three months ended March 31, 2006 compared to the same period in 2005 was principally due to the following increased costs:
•	clinical costs of $1.2 million and manufacturing costs of $1.2 million for XP13512;

•	clinical costs of $0.5 million for XP19986; and

•	personnel costs of $0.7 million, which includes $0.6 million of stock-based compensation expense related to the adoption of SFAS 123R, partially offset by decreased toxicology costs of $0.6 million.

     We expect that research and development expenses will continue to increase in the future due to increased manufacturing and clinical development costs primarily relating to our XP13512 and XP19986 programs. The timing and amount of these expenses will depend upon the outcome of our ongoing clinical trials, the costs associated with the start of additional Phase 3 clinical trials of XP13512 and additional Phase 2 clinical trials of XP19986, as well as the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.
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

	Three Months
	Ended
	March 31,		Change
	2006	2005	$	%
	(in thousands, except percentages)
General and administrative	$3,406	$2,303	$1,103	48%
     The increase in general and administrative expenses in the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to increased personnel costs of $0.7 million, professional fees of $0.2 million and office-related expenses of $0.1 million.
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

	Three Months
	Ended
	March 31,		Change
	2006	2005	$	%
	(in thousands, except percentages)
Interest income	$937	$338	$599	177%
Interest expense	$51	$71	$(20)	(28)%
     The increase in interest income in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due primarily to higher average balances due to funds received from our initial public offering in June 2005, the initial license payment from Astellas in December 2005 and higher average interest rates in 2006.

Impact of the Adoption of SFAS 123R
     Effective January 1, 2006, we adopted the provisions of SFAS 123R. SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, for stock options and stock purchase rights granted under the 2005 Employee Stock Purchase Plan, or the Purchase Plan, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. We previously applied APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123.
     Prior to the adoption of SFAS 123R, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25, and related interpretations, and provided the disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures. Prior to our initial public offering in June 2005, we had granted certain stock options with exercise prices that were below the estimated fair value of the common stock at the date of grant. During the three months ended March 31, 2005, we recorded employee stock-based compensation expense associated with the amortization of deferred stock compensation of $0.9 million.
     We elected to adopt SFAS 123R using the modified prospective application method, which was applied to the unvested portion of options granted prior to January 1, 2006 and all options granted after January 1, 2006. The effect of recording stock-based compensation under SFAS 123R for the three-month period ended March 31, 2006 was $1.1 million. As of March 31, 2006, the total compensation cost related to unvested awards not yet recognized was $8.9 million. This amount will be recognized over an estimated weighted-average amortization period of three years.
     In connection with the adoption of SFAS 123R, we reassessed our valuation method and related assumptions. We estimate the fair value of stock options and stock purchase rights using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, SAB 107 and with the method used to compute our prior period pro forma disclosures of loss available to common stockholders, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, the single-option allocation method and the straight-line attribution approach.
     Upon the adoption of SFAS 123R on January 1, 2006, we reversed all of the existing balance of deferred stock compensation of $4.8 million with a corresponding reduction in additional paid-in capital.
     SFAS 123R requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Both the expected stock price volatility and the weighted-average expected life assumptions were determined using data obtained from similar entities, taking into consideration factors such as industry, stage of life cycle, size and financial leverage. Prior to the adoption of SFAS 123R, we had also used this approach in calculating both expected stock price volatility and weighted-average expected life assumptions.

Liquidity and Capital Resources

		As of
	As of March	December
	31,	31,
	2006	2005
	(in thousands)
Cash and cash equivalents and short-term investments	$78,061	$91,918
Working capital	70,692	84,602
Restricted investments	3,232	3,205
Current portions of equipment financing and capital lease obligations	692	714
Noncurrent portions of equipment financing and capital lease obligations	524	680

	Three Months
	Ended
	March 31,
	2006	2005
Cash provided by (used in):
Operating activities	$(13,412)	$(10,379)
Investing activities	$10,185	$(16,535)
Financing activities	$(78)	$891
Capital expenditures (included in investing activities above)	$218	$178
     Due to our significant research and development expenditures and the lack of regulatory agency approvals to sell products, we have not been profitable and have generated operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our preferred stock and through our initial public offering. As of March 31, 2006, we had derived aggregate net proceeds of $151.5 million from sales of our preferred stock and approximately $46.3 million from our initial public offering. We have received additional funding from non-equity payments from collaborative partners, capital lease financings, interest earned on investments and government grants, each as described more fully below. At March 31, 2006, we had available cash and cash equivalents and short-term investments of $78.1 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.
     Net cash used in operating activities was $13.4 million and $10.4 million in the three months ended March 31, 2006 and 2005, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, non-cash stock-based compensation and non-cash changes in operating assets and liabilities.
     Net cash provided by (used in) investing activities was $10.2 million and $(16.5) million in the three months ended March 31, 2006 and 2005, respectively. Cash provided by investing activities for the three months ended March 31, 2006 was primarily related to proceeds from investments, offset by purchases of investments and, to a lesser extent, purchases of property and equipment. For the three months ended March 31, 2005, cash used in investing activities was primarily related to purchases of investments.

     Net cash provided by (used in) financing activities was $(0.1) million and $0.9 million in the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, cash was primarily used in principal payments on capital leases, offset by proceeds from stock option exercises. For the three months ended March 31, 2005, cash was primarily provided by stock option exercises, offset by principal payments on capital leases.
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

     Contractual Obligations
     Our future contractual obligations at March 31, 2006 were as follows (in thousands):

	Payments Due by Period
		Less			After
		Than	1-3	3-5	5
Contractual Obligations	Total	1 Year	Years	Years	Years
Equipment financing obligations	$1,325	$771	$554	—	—
Operating lease obligations	22,857	3,741	11,969	7,147	—

Total fixed contractual obligations	$24,182	$4,512	$12,523	$7,147	$—

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2006, we had cash and cash equivalents and short-term investments of $78.1 million consisting of cash and highly liquid investments deposited in a highly rated financial institution in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.
     We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amount of approximately zero and $1.1 million for the three months ended March 31, 2006 and 2005, respectively, to this European contract manufacturer. We may be subject to exposure to fluctuations in foreign exchange rates in connection with these agreements. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures.
     Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Securities Exchange Act) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
Item 1A. Risk Factors
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
     We have a limited operating history and have incurred significant losses since our inception, including losses applicable to common stockholders of approximately $15.0 million for the three months ended March 31, 2006 and $154.9 million since our inception in May 1999. We expect our research and development expenses to continue to increase as we expand our development programs, and, subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force and increased manufacturing expenses. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. These losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
     Changes in the regulatory approval policy during the development period, changes in, or the enactment of additional, regulations or statutes or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.
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
     We do not expect our existing capital resources to be sufficient to enable us to fund the completion of the development of any of our product candidates. We expect that our existing capital resources and committed funding will enable us to maintain currently planned operations into the second quarter of 2007. However, our operating plan may change, and we may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization. We currently have no credit facility or committed sources of capital other than milestones receivable from Astellas based on the conclusion of our initial Phase 3 clinical trial in Restless Legs Syndrome, or RLS.
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
     To date, we have not completed all of the clinical trials required for regulatory approval of any product candidate. The commencement and completion of clinical trials for our product candidates may be delayed or terminated as a result of many factors, including:
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
     Even if patents are issued regarding our product candidates or methods of using them, those patents can be challenged by our competitors who can argue such patents are invalid and/or unenforceable. Patents also may not protect our product candidates if competitors devise ways of making these or similar product candidates without legally infringing our patents. The Federal Food, Drug and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity and these same types of incentives encourage manufacturers to submit new drug applications that rely on literature and clinical data not prepared for or by the drug sponsor.
     As of April 15, 2006, we held ten U.S. patents and had 83 patent applications pending before the U.S. Patent and Trademark Office, or PTO. For some of our inventions, corresponding non-U.S. patent protection is pending. Of the ten U.S. patents that we hold, seven patents are compound- and composition-related, having expiration dates in 2021 to 2023; one patent is synthesis-method related, having an expiration date in 2022; and two patents are screening methodology-related, having expiration dates in 2022. Subject to possible patent term extension, the entitlement for which and the term of which we cannot predict, patent protection in the United States covering XP13512, our product candidate that is a Transported Prodrug of gabapentin, will expire no earlier than 2022. We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to XP13512, the composition-of-matter patents relating to gabapentin have expired. In addition, for XP19986, our product candidate that is a Transported Prodrug of R-baclofen, three U.S. and 33 non-U.S. patent applications are pending, but no patents have yet issued. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.

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
     We purchase substantial amounts of gabapentin, which is used to make XP13512, from Teva Pharmaceutical Industries, Ltd. pursuant to purchase orders issued from time to time. Teva’s sale of gabapentin is the subject of ongoing litigation brought by Pfizer Inc alleging infringement of a patent held by Pfizer. In the event that Teva decides not to sell gabapentin to us, or decides to sell gabapentin to us at a price that is not commercially attractive, or, as a result of this litigation, ceases producing gabapentin, we would not be able to manufacture XP13512 until a qualified alternative supplier is identified. This could delay the development of, and impair our ability to commercialize, this product candidate.
     We currently rely on Lonza Ltd. as the single source supplier of our current worldwide requirements of XP13512 in active pharmaceutical ingredient form, known as API. We have agreed to purchase XP13512 API from Lonza under a manufacturing services and product supply agreement. In the event that Lonza terminates the agreement in response to a breach by us, we would not be able to manufacture the API until a qualified alternative supplier is identified. This could delay the development of, and impair the ability of us or our partners to commercialize, this product candidate. In addition, our current agreement with Lonza does not provide for the entire supply of API that we require to complete all of our planned clinical trials or for full-scale commercialization. However, the manufacturing services and product supply agreement obligates the parties to negotiate in good faith on the terms and conditions for Lonza to supply some or all of our total requirements for the commercial supply of the API for XP13512. In the event that the parties cannot agree to the terms and conditions for Lonza to provide some or all of our API commercial supply needs, we would not be able to manufacture API until a qualified alternative supplier is identified, which could also delay the development of, and impair the ability of us or our partners to commercialize, this product candidate. Unless earlier terminated, this agreement terminates in July 2007.
     In addition, we currently rely on Patheon Pharmaceuticals, Inc. as our single source supplier for XP13512 formulated in sustained-release tablets for clinical trials at specified transfer prices under a quotation agreed upon by the parties that forms a part of a master services agreement. In the event that Patheon terminates the agreement under specified circumstances, we would not be able to manufacture XP13512 sustained-release tablets until a qualified alternative supplier is identified. This could delay the development of, and impair the ability of us or our partners to commercialize, XP13512.
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
     We currently rely on Lonza as the single source supplier of our current worldwide requirements of XP19986 in API form through our initial Phase 2a clinical trial under a manufacturing services and product supply agreement. In the event that Lonza terminates the agreement in response to a breach by us, we would not be able to manufacture the API until a qualified alternative supplier is identified. Our current agreement with Lonza does not provide for the entire supply of the API necessary for additional Phase 2 and Phase 3 clinical trials or for full-scale commercialization. In the event that the parties cannot agree to the terms and conditions for Lonza to provide some or all of our API clinical and commercial supply needs, we would not be able to manufacture API until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, this product candidate.
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
     Discovery of previously unknown problems with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. The FDA approved gabapentin, the parent drug for our XP13512 product candidate, in 1993, and, to date, it has been used in at least 12 million patients. Baclofen, the R-isomer of which is the parent drug for our XP19986 product candidate, has been used since 1977. The FDA has not approved the R-isomer of baclofen for use in humans. Although gabapentin and baclofen have been used successfully in patients for many years, newly observed toxicities, or worsening of known toxicities, in patients receiving gabapentin or baclofen could result in increased regulatory scrutiny of XP13512 or XP19986, respectively.
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
     We estimate that we have at least five competitors in the neuropathic pain and RLS therapeutic areas, including GlaxoSmithKline plc, Eli Lilly and Company and Pfizer. Competition for XP13512 could include approved drugs that act on the same target as XP13512, such as pregabalin, Neurontin and generic gabapentin; anti-Parkinson’s disease product candidates, such as ropinirole, which is approved for the treatment of moderate-to-severe RLS, and pramipexole from Boehringer Ingelheim for RLS, for which a new drug application, or NDA, was filed with the FDA in the fall of 2005; serotonin norepinephrine inhibitors, such as duloxetine, which is approved for the management of painful diabetic neuropathy; and Gabapentin GR from Depomed, Inc., which has completed a Phase 2 trial for post-herpetic neuralgia, or PHN. We are aware that generic gabapentin is marketed by Alpharma Inc., Pfizer, Teva and IVAX Corp, among others, and that it is prescribed off-label to treat a variety of conditions. We estimate that XP19986 could have several generic drug competitors in the spasticity area. There are several drugs approved for the treatment of spasticity, such as baclofen, diazepam, dantrolene sodium and tizanidine, and many therapies in development, such as Fampridine-SR from Acorda Therapeutics, Inc., that could compete with XP19986. We estimate that we have at least three competitors in the GERD therapeutic area, including AstraZeneca, Wyeth and TAP Pharmaceutical Products Inc. In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.
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
     As of April 15, 2006, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 40.5% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of April 15, 2006, we had 19,897,268 outstanding shares of common stock. Of these shares, the 5,009,569 shares of common stock sold in our initial public offering were freely tradable without restriction or further registration, unless purchased by our affiliates. The remaining 14,887,699 shares of common stock outstanding as of April 15, 2006 were eligible for sale in the public market, subject in some cases to various vesting agreements and holding periods of Rule 144 or Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, of which 3,836,149 are held by our directors and executive officers and their affiliates and will be subject to volume, manner of sale and other limitations under Rule 144 under the Securities Act and various vesting agreements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from the Sale of Registered Securities
     Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-122156), which was declared effective by the SEC on June 2, 2005 and pursuant to which we sold 5,000,000 shares of our common stock. Morgan Stanley & Co. Incorporated acted as the sole book running and joint lead manager for the offering, Deutsche Bank Securities acted as co-lead manager for the offering, and co-managers for the offering were Pacific Growth Equities, LLC and Lazard Capital Markets. In July 2005, the underwriters partially exercised their over-allotment option and purchased an additional 9,569 shares of our common stock, and we received net cash proceeds of approximately $63,000, after deducting underwriting discounts and commissions and other offering expenses. As of March 31, 2006, all of the approximately $46.4 million in net proceeds received by us in the offering, after deducting approximately $6.2 million in underwriting discounts, commissions and other costs and expenses, were invested in various interest-bearing instruments.
     No payments were made to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.
Issuer Purchases of Equity Securities
     The following table provides information relating to repurchases of our common stock in the three months ended March 31, 2006:

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased (1)	per Share	Program	Program
January 1, 2006 — January 31, 2006	800	$2.52	N/A	N/A
February 1, 2006 — February 28, 2006	—	$—	N/A	N/A
March 1, 2006 — March 31, 2006	—	$—	N/A	N/A

Total	800	$2.52	N/A	N/A

(1)	The 800 shares of our common stock were repurchased by the company from an employee upon termination of service pursuant to the terms and conditions of the company’s 1999 Plan, which permits us to elect to purchase such shares at the original issuance price.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.1	Specimen Common Stock Certificate (3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company (4)

4.3	Form of Rights Certificate (5)

10.24	XenoPort, Inc. Executive Officer Bonus Plan (6)

10.26	Executive Compensation Information (6)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (7)

99.1	Consent of Independent Registered Public Accounting Firm to Annual Report on Form 10-K (8)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Filed as Exhibit 3.1 to our current report of Form 8-K (No. 000-51329), filed with the SEC on December 16, 2005, and incorporated herein by reference.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Filed as Exhibit 4.1 to our current report of Form 8-K (No. 000-51329), filed with the SEC on December 16, 2005, and incorporated herein by reference.

(6)	Filed as the same numbered exhibit to our current report of Form 8-K (No. 000-51329), filed with the SEC on February 1, 2006, and incorporated herein by reference.

(7)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(8)	Previously filed as Exhibit 23.1 to our annual report on Form 10-K (No.000-51329) for the year ended December 31, 2005, as filed with the SEC on March 17, 2006, and refiled here to correct a typographical error.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc.
(Registrant)

/s/ Ronald W. Barrett

May 11, 2006	Ronald W. Barrett
Chief Executive Officer and Director

/s/ William G. Harris

William G. Harris
Senior Vice President of Finance and
May 11, 2006	Chief Financial Officer (principal
financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.1	Specimen Common Stock Certificate (3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company (4)

4.3	Form of Rights Certificate (5)

10.24	XenoPort, Inc. Executive Officer Bonus Plan (6)

10.26	Executive Compensation Information (6)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (7)

99.1	Consent of Independent Registered Public Accounting Firm to Annual Report on Form 10-K (8)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Filed as Exhibit 3.1 to our current report of Form 8-K (No. 000-51329), filed with the SEC on December 16, 2005, and incorporated herein by reference.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Filed as Exhibit 4.1 to our current report of Form 8-K (No. 000-51329), filed with the SEC on December 16, 2005, and incorporated herein by reference.

(6)	Filed as the same numbered exhibit to our current report of Form 8-K (No. 000-51329), filed with the SEC on February 1, 2006, and incorporated herein by reference.

(7)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(8)	Previously filed as Exhibit 23.1 to our annual report on Form 10-K (No.000-51329) for the year ended December 31, 2005, as filed with the SEC on March 17, 2006, and refiled here to correct a typographical error.