Form 10-Q
period 2006-06-30
XENOPORT INC
filed 2006-08-10
CIK 1130591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No
Total number of shares of common stock outstanding as of July 15, 2006: 24,614,712

XENOPORT, INC.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
XENOPORT, INC.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
	(in thousands, except per
	share amounts)
Current assets:
Cash and cash equivalents	$84,609	$22,088
Short-term investments	62,788	69,830
Accounts receivable	775	55
Other current assets	4,528	2,461

Total current assets	152,700	94,434
Property and equipment, net	3,547	3,807
Restricted investments	3,260	3,205
Employee notes receivable	450	450
Deposits and other assets	6	12

Total assets	$159,963	$101,908

Current liabilities:
Accounts payable	$457	$2,990
Accrued compensation	1,654	1,682
Accrued preclinical and clinical costs	8,417	1,920
Other accrued liabilities	1,559	608
Deferred revenue	7,879	1,515
Current portion of equipment financing obligations	669	714
Current portion of liability for early exercise of employee stock options	336	403

Total current liabilities	20,971	9,832
Deferred revenue	22,601	23,359
Deferred rent and other	1,814	1,807
Noncurrent portion of equipment financing obligations	371	680
Noncurrent portion of liability for early exercise of employee stock options	338	588
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 60,000 shares authorized; and 24,322 and 19,442 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	24	19
Additional paid-in capital	283,364	210,681
Notes receivable from stockholders	(158)	(158)
Deferred stock compensation	—	(4,821)
Accumulated other comprehensive loss	(60)	(136)
Accumulated deficit	(169,302)	(139,943)

Total stockholders’ equity	113,868	65,642

Total liabilities and stockholders’ equity	$159,963	$101,908

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Revenues:
Collaboration revenue	$3,106	$813	$4,394	$3,519
Grant revenue	—	—	—	86

Total revenues	3,106	813	4,394	3,605

Operating expenses:
Research and development	14,874	10,521	28,620	20,947
General and administrative	3,516	2,297	6,922	4,600

Total operating expenses	18,390	12,818	35,542	25,547

Loss from operations	(15,284)	(12,005)	(31,148)	(21,942)
Interest income	986	405	1,923	743
Interest expense	(83)	(64)	(134)	(135)

Net loss	(14,381)	(11,664)	(29,359)	(21,334)
Convertible preferred stock dividends	—	(407)	—	(969)

Loss applicable to common stockholders	$(14,381)	$(12,071)	$(29,359)	$(22,303)

Basic and diluted loss per share applicable to common stockholders	$(0.72)	$(1.67)	$(1.48)	$(4.95)

Shares used to compute basic and diluted loss per share applicable to common stockholders	20,049	7,244	19,782	4,502

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30,
	2006	2005
	(in thousands)
Operating activities
Net loss	$(29,359)	$(21,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	853	1,117
Amortization of investment premiums and discounts	114	(98)
Amortization of deferred compensation	—	1,456
Stock-based compensation expense- employees	2,525	128
Stock-based compensation expense- consultants	122	175
Change in assets and liabilities:
Accounts receivable	(720)	1,354
Other current assets	(2,067)	(668)
Deposits and other assets	6	13
Notes receivable from employees	—	191
Accounts payable	(2,533)	(666)
Accrued compensation	(27)	433
Accrued preclinical and clinical costs	6,497	279
Other accrued liabilities	951	(1,184)
Deferred revenue	5,606	(1,625)
Deferred rent and other	7	66

Net cash used in operating activities	(18,025)	(20,363)

Investing activities
Purchases of investments	(32,641)	(49,143)
Proceeds from maturities of investments	39,645	20,510
Change in restricted investments	(55)	17
Purchases of property and equipment	(593)	(351)

Net cash provided by (used in) investing activities	6,356	(28,967)

Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs and exercise of warrants	—	61
Proceeds from issuance of common stock and exercise of stock options and warrants	74,545	47,530
Repurchases of common stock	(2)	(3)
Proceeds from equipment financing obligations	—	84
Payments on capital leases and equipment financing obligations	(353)	(688)

Net cash provided by financing activities	74,190	46,984

Net increase (decrease) in cash and cash equivalents	62,521	(2,346)
Cash and cash equivalents at beginning of period	22,088	36,554

Cash and cash equivalents at end of period	$84,609	$34,208

Supplemental schedule of noncash investing and financing activities

Conversion of convertible preferred stock to common stock upon initial public offering	$—	$149,919

Issuance of common stock in a cashless exercise of a warrant	$—	$12

Reclassification of the unvested portion of common stock from early exercises of stock options to a liability	$8	$735

Vesting of common stock from early exercises of stock options	$327	$436

Deferred stock compensation, net of forfeitures	$—	$4,347

Stock dividends payable to preferred stockholders	$—	$969

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
     Nature of Operations
     XenoPort, Inc. (the Company) was incorporated in the state of Delaware on May 19, 1999. The Company is a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of drugs. Its facilities are located in Santa Clara, California.
     Basis of Preparation
     The accompanying financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2006 and results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in the Company’s annual report on Form 10-K.
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
     Follow-on Public Offering
     On June 21, 2006, the Company completed a follow-on public offering of 4,500,000 shares of its common stock at a public offering price of $17.00 per share. Net cash proceeds from the follow-on public offering were approximately $71.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses.
     The underwriters of the Company’s follow-on public offering were granted the right to purchase up to an additional 675,000 shares of the Company’s common stock to cover over-allotments, if any. On June 29, 2006, the underwriters partially exercised their over-allotment option and purchased an additional 140,856 shares of the Company’s common stock, and the Company received net cash proceeds of approximately $2.3 million, after deducting underwriting discounts and commissions and other estimated offering expenses. Cash proceeds from the over-allotment option were received on July 5, 2006.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		(in thousands, except per share amounts)
Historical
Numerator:
Loss applicable to common stockholders	$(14,381)	$(12,071)	$(29,359)	$(22,303)

Denominator:
Weighted-average common shares outstanding	20,331	7,780	20,100	5,042
Less: Weighted-average unvested common shares subject to repurchase	(282)	(536)	(318)	(540)

Denominator for basic and diluted loss per share applicable to common stockholders	20,049	7,244	19,782	4,502

Basic and diluted loss per share applicable to common stockholders	$(0.72)	$(1.67)	$(1.48)	$(4.95)

Historical outstanding dilutive securities not included in diluted loss per share applicable to common stockholders calculation
Options to purchase common stock	2,225	1,521	2,225	1,521
Warrants outstanding	39	39	39	39

	2,264	1,560	2,264	1,560

3. Comprehensive Loss
     The Company displays comprehensive loss and its components as part of the annual statement of stockholders’ equity. Comprehensive loss is comprised of net loss and unrealized gains and losses on available-for-sale securities. Total comprehensive loss for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net loss	(14,381)	(11,664)	(29,359)	(21,334)
Change in unrealized gain (loss) on available-for-sale securities	62	31	75	40

	$(14,319)	$(11,633)	$(29,284)	$(21,294)

4. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments
     The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

		Gross
		Unrealized	Estimated
	Cost	Losses	Fair Value
As of June 30, 2006:
Cash	$2,148	$—	$2,148
Money market funds	82,461	—	82,461
Government debt securities	7,247	(10)	7,237
Corporate debt securities	55,601	(50)	55,551
Certificates of deposit	3,260	—	3,260

	$150,717	$(60)	$150,657

Reported as:
Cash and cash equivalents			$84,609
Short-term investments			62,788
Restricted investments			3,260

			$150,657

		Gross
		Unrealized	Estimated
	Cost	Gains	Fair Value
As of December 31, 2005:
Cash	$513	$—	$513
Money market funds	19,576	—	19,576
Government debt securities	28,451	(71)	28,380
Corporate debt securities	43,513	(64)	43,449
Certificates of deposit	3,205	—	3,205

	$95,258	$(135)	$95,123

Reported as:
Cash and cash equivalents			$22,088
Short-term investments			69,830
Restricted investments			3,205

			$95,123

     At June 30, 2006 and December 31, 2005, the contractual maturities of investments held were less than one year. There were no gross realized gains or losses from maturities of securities in the periods presented.
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
     1999 Stock Plan
     Under the terms of the 1999 Stock Plan (1999 Plan), options or stock purchase rights were granted by the board of directors to employees, directors and consultants. Options granted were either incentive stock options or non-statutory stock options. Incentive stock options were granted to employees with exercise prices of no less than the fair value, and non-statutory options were granted to employees, directors or consultants at exercise prices of no less than 85% of the fair value, of the common stock on the grant date as determined by the board of directors. Options vest as determined by the board of directors, generally at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years for initial employee grants and ratably over four years for subsequent grants. Options granted under the 1999 Plan expire no more than ten years after the date of grant.
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
     Subsequent to the initial public offering of the Company’s stock in June 2005, no further options have been, or will be, granted under the 1999 Plan.
     2005 Equity Incentive Plan
     In January 2005, the Company’s board of directors adopted the 2005 Equity Incentive Plan (2005 Plan). Under the terms of the 2005 Plan, options, stock purchase rights, stock bonus rights, stock appreciation rights and other stock awards and rights may be granted by the board of directors to employees, directors and consultants. Options granted may be either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value, and non-statutory options may be granted to employees, directors or consultants at exercise prices of no less than 85% of the fair value, of the common stock on the grant date as determined by the board of directors. Options vest as determined by the board of directors, generally at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years for initial employee grants and ratably over four years for subsequent grants. Options granted under the 2005 Plan expire no more than ten years after the date of grant. Stock purchase rights, stock bonus rights, stock appreciation rights and other stock awards and rights may be granted by the board of directors to employees, directors and consultants and may be subject to such terms and conditions as the board of directors deems appropriate, although such awards may not be granted with a purchase price below the par value of the stock. Under the terms of the 2005 Plan, the maximum number of shares that may be issued shall not exceed the total of 2,000,000, plus any shares issuable from options previously granted from the 1999 Plan at the date of the Company’s initial public offering, plus an annual increase equal to the lesser of (i) 2.5% of the total number of common shares outstanding at the end of the preceding calendar year, and (ii) 2,000,000 common shares. At June 30, 2006 and December 31, 2005, there were 1,467,843 and 1,669,900 shares, respectively, remaining and available for future grant under the 2005 Plan.
     2005 Non-Employee Directors’ Stock Option Plan
     In January 2005, the Company’s board of directors adopted the 2005 Non-Employee Directors’ Stock Option Plan (2005 Directors’ Plan), under which, non-statutory options are automatically granted to non-employee directors. Any individual who first becomes a non-employee director automatically receives an option to purchase 25,000 shares subject to vesting in four equal successive annual installments. Non-employee directors serving on the date of each annual meeting of stockholders receive an option to purchase 10,000 shares subject to vesting in 12 successive equal monthly installments measured from the grant date. Stock options may be granted at exercises prices no less than the fair value on the grant date and may expire no more than ten years after the date of grant. Under the terms of the 2005 Directors’ Plan, the maximum number of shares that may be issued shall not exceed the total of 150,000, plus an annual increase equal to the excess of (i) the number of shares subject to options granted in the preceding calendar year, over (ii) the number of shares added back to the share reserve from cancellations, provided that such increase shall not exceed 150,000 shares. At June 30, 2006 and December 31, 2005, there were 80,000 and 100,000 shares, respectively, remaining and available for future grant under the 2005 Directors’ Plan.

     Prior to the Adoption of SFAS 123R
     Prior to the adoption of SFAS 123R, the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25, and related interpretations, and provided the disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures. Prior to the Company’s initial public offering in June 2005, the Company had granted certain stock options with exercise prices that were below the estimated fair value of the common stock at the date of grant. During the three and six months ended June 30, 2005, the Company recorded employee stock-based compensation expense associated with the amortization of deferred stock compensation of $564,000 and $1,456,000, respectively.
     The following table illustrates the effects on net loss if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock options.

	Three	Six
	Months	Months
	Ended	Ended
	June 30,
	2005
	(in thousands, except per share amounts)
Net loss, as reported	$(11,664)	$(21,334)
Add: Stock-based employee compensation expense based on intrinsic value method	624	1,584
Less: Stock-based employee compensation expense determined under the fair value method for all awards	(734)	(1,930)

Pro forma net loss	(11,774)	(21,680)
Convertible preferred stock dividends	(407)	(969)

Pro forma loss applicable to common stockholders	$(12,181)	$(22,649)

Loss per share applicable to common stockholders:
Basic and diluted, as reported	$(1.67)	$(4.95)

Basic and diluted, pro forma	$(1.68)	$(5.03)

     Impact of the Adoption of SFAS 123R
     The Company elected to adopt SFAS 123R using the modified prospective application method, which was applied to the unvested portion of options granted prior to January 1, 2006 and all options granted after January 1, 2006. Accordingly, during the three and six months ended June 30, 2006, the Company recorded stock-based compensation expense totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. The effect of recording stock-based compensation under SFAS 123R for the three- and six-month periods ended June 30, 2006 was as follows:

	Three	Six
	Months	Months
	Ended	Ended
	June 30,
	2006
	(in thousands, except per share amounts)
Stock-based compensation by type of award:
Employee stock options	$1,343	$2,373
Purchase Plan	78	152
Non-employee stock options	35	122

Total stock-based compensation	$1,456	$2,647

Effect on basic and diluted loss per share applicable to common stockholders	$(0.07)	$(0.13)

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
     During the three and six months ended June 30, 2006, the Company granted stock options to purchase approximately 240,100 and 771,900 shares of common stock, respectively, with an estimated total grant-date fair value of $3,592,000 and $8,808,000, respectively, and a weighted-average grant-date fair value of $14.96 and $11.42, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $221,000 and $1,003,000, respectively, and the total cash received by the Company for the exercise of these options was $41,000 and $143,000, respectively.
     As of June 30, 2006, the total compensation cost related to unvested awards not yet recognized was $11,133,000. This amount will be recognized over an estimated weighted-average amortization period of three years.
     Details of the Company’s employee stock-based compensation are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Research and development	$707	$216	$1,281	$434
General and administrative	714	348	1,244	1,022

	$1,421	$564	$2,525	$1,456

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Volatility for options	0.75	0.80	0.75	0.80
Volatility for Purchase Plan rights	0.50	0.80	0.48	0.80
Weighted-average expected life of options (years)	5	5	5	5
Weighted-average expected life of Purchase Plan rights (months)	6	6	6	6
Risk-free interest rate for options	4.99%	4.16%	4.77%	4.23%
Risk-free interest rate for Purchase Plan rights	4.17%	3.22%	3.93%	3.22%
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

     Stock Option Plans
     The Company has granted stock options and stock purchase rights under the 1999 Plan, the 2005 Plan and the 2005 Directors’ Plan. Subsequent to the Company’s initial public offering in June 2005, no further options have been, or will be, granted under the 1999 Plan.
     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

		Options Outstanding
	Shares		Weighted-
	Available		average
	for	Number	Exercise
	Grant	of Options	Price
Balance at December 31, 2003	553,962	793,385	$1.84
Shares authorized	166,666	—	—
Options granted	(657,637)	657,637	$2.73
Options canceled	28,560	(28,560)	$2.32
Options exercised	—	(162,409)	$1.89
Shares repurchased	10,919	—	$2.33

Balance at December 31, 2004	102,470	1,260,053	$2.29
Shares authorized	2,566,666	—	—
Options granted	(868,594)	868,594	$9.12
Options canceled	99,204	(99,204)	$2.70
Options exercised	—	(405,550)	$2.77
1999 Plan termination	(134,542)	—	—
Shares repurchased	4,696	—	$2.29

Balance at December 31, 2005	1,769,900	1,623,893	$7.51
Shares authorized	546,224	—	—
Options granted	(771,900)	771,900	$17.71
Options canceled	10,577	(10,577)	$9.13
Options exercised	—	(160,473)	$2.32
1999 Plan termination	(7,758)	—	—
Shares repurchased	800	—	$2.52

Balance at June 30, 2006	1,547,843	2,224,743	$11.41

     Details of the Company’s exercisable stock options under the 1999 Plan at June 30, 2006 are as follows:

	Options Outstanding and Exercisable
		Weighted-
		average
		Remaining	Weighted-
	Number of	Contractual	average
	Outstanding	Life	Exercise
Exercise Price	Options	(in years)	Price
$1.50-$5.00	696,003	7.29	$2.47
$5.01-$10.00	346,639	8.52	$6.05
$10.01+	37,303	8.92	$10.50

	1,079,945	7.74	$3.89

     Details of the Company’s exercisable stock options under the 2005 Plan and the 2005 Directors’ Plan at June 30, 2006 are as follows:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		average			average
		Remaining	Weighted-		Remaining	Weighted-
	Number of	Contractual	average	Number of	Contractual	average
	Outstanding	Life	Exercise	Exercisable	Life	Exercise
Exercise Price	Options	(in years)	Price	Options	(in years)	Price
$10.39-$12.00	59,166	8.92	$10.39	59,166	8.92	$10.39
$12.01-$14.00	279,000	9.21	$13.29	21,964	9.07	$13.42
$14.01-$16.00	510,982	9.58	$15.02	48,799	9.59	$15.00
$16.01-$18.00	16,050	9.64	$16.75	93	9.47	$17.24
$18.01-$20.00	43,600	9.63	$18.89	312	9.71	$19.71
$20.01+	236,000	9.85	$23.38	6,049	9.84	$23.19

	1,144,798	9.51	$16.25	136,383	9.23	$13.12

     The aggregate intrinsic value of all options outstanding at June 30, 2006 was $17,500,000 based on a closing stock price of $18.11.
     A summary of the Company’s unvested shares as of June 30, 2006, and changes during the six-month period ended June 30, 2006, is as follows:

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2006	1,286,694	$6.52
Options granted	771,900	$17.71
Options cancelled	(8,634)	$8.63
Options vested	(843,407)	$5.32

Unvested at June 30, 2006	1,206,553	$14.50

Employee Stock Purchase Plan
     As of June 30, 2006, the Company had reserved a total of 448,490 shares of common stock for issuance under the Purchase Plan. In addition, the board of directors may increase the share reserve as of each January 1 through January 1, 2015, by an amount not to exceed the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (ii) 250,000 shares. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or after a purchase period ends. During the six months ended June 30, 2006, 64,029 shares were purchased under the Purchase Plan. As of June 30, 2005, no shares had been issued under the Purchase Plan.

Restricted Stock
     In September 2004, an officer acquired 149,999 shares of common stock under restricted stock purchase agreements for an aggregate purchase price of $900. Upon termination of employment, 116,666 of these shares are subject to a right of repurchase by the Company at the original purchase price of $0.006 per share. The Company’s repurchase right lapses ratably on a monthly basis over a four-year period for 116,666 shares. Total deferred compensation of $1,448,000, reflecting the difference between the fair value of the award and the purchase price on the date of purchase, was recorded for this arrangement of which $697,000 had been amortized as stock-based compensation expense prior to December 31, 2005. Upon adoption of SFAS 123R, the remaining unamortized deferred compensation of $751,000 was reversed as part of the $4,821,000 reversal explained above under Impact of the Adoption of SFAS 123R. The Company recorded compensation expense associated with this award of $21,000 and $151,000 during the three months ended June 30, 2006 and 2005, respectively, and $42,000 and $302,000 during the six months ended June 30, 2006 and 2005, respectively.
Non-Employee Awards
     Stock compensation arrangements to non-employees are accounted for in accordance with Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach estimated using the Black-Scholes option valuation model. During the three months ended June 30, 2006 and 2005, the assumptions used in the valuation were as follows: a dividend yield of zero; volatilities of 75% and 80%, respectively; a maximum contractual life of ten years; and risk-free interest rates of 4.99% and 4.16%, respectively. During the six months ended June 30, 2006 and 2005, the assumptions used in the valuation were as follows: a dividend yield of zero; volatilities of 75% and 80%, respectively; a maximum contractual life of ten years; and risk-free interest rates of 4.77% and 4.23%, respectively. Compensation expense associated with these options is re-measured and recognized over the vesting terms as earned, or the term of the related financing. At June 30, 2006, 10,332 non-employee options and 38,872 warrants were outstanding at exercise prices ranging from $2.70 to $15.00.

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
Overview
     We are a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of drugs. Our most advanced product candidate is currently being evaluated in a Phase 3 clinical program for restless legs syndrome, or RLS. This product candidate has also successfully completed a Phase 2a clinical trial for the management of post-herpetic neuralgia, or PHN. Our second product candidate has generated positive preliminary data in a Phase 2a clinical trial for reducing the number of reflux episodes in patients with gastroesophageal reflux disease, or GERD. Our current portfolio of proprietary product candidates includes the following:
•    XP13512 for RLS. XP13512 is a Transported Prodrug of gabapentin that we have shown to be effective in Phase 2 clinical trials for the treatment of RLS. RLS is a common, under-diagnosed neurological condition that frequently manifests itself as a sleep disorder. We have initiated Phase 3 clinical trials for the treatment of RLS and plan to commence additional trials later this year.
•    XP13512 for Neuropathic Pain, Including PHN. We have also shown in a Phase 2a clinical trial that XP13512 is effective for the management of PHN. PHN is a chronic type of neuropathic pain, which is pain resulting from nerve damage. In addition to PHN, we intend to develop XP13512 for other neuropathic pain conditions, such as painful diabetic neuropathy.
•    XP19986 for GERD and Spasticity. XP19986 is a Transported Prodrug of R-baclofen that is in development for the treatment of GERD, which is the frequent, undesirable passage of stomach contents into the esophagus. GERD causes symptoms such as heartburn and, in some cases, damage to the lining of the esophagus. XP19986 has generated positive preliminary data in a Phase 2a clinical trial indicating that single doses of XP19986 were well tolerated and produced statistically significant reductions in the number of reflux episodes in patients with GERD. XP19986 is also a potential treatment for the symptoms of spasticity.
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

     We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated any product revenues. We have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners, capital lease and equipment financings and government grants. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. We expect our research and development expenses to continue to increase as we expand our development programs, and, subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force and increased manufacturing expenses. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses or when we plan to establish a North American specialty sales force. As of June 30, 2006, we had an accumulated deficit of approximately $169.3 million.
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
     In June 2005, we issued 5,000,000 shares of our common stock, raising net cash proceeds of approximately $46.3 million, after deducting underwriting discounts and commissions and other offering expenses, in connection with our initial public offering. In July 2005, the underwriters partially exercised their over-allotment option and purchased an additional 9,569 shares of our common stock, for which we received net cash proceeds of approximately $63,000, after deducting underwriting discounts and commissions and other offering expenses.
     In December 2005, we entered into an agreement in which we licensed to Astellas Pharma Inc. exclusive rights to develop and commercialize XP13512 in Japan and five other Asian countries. Under the terms of the agreement, Astellas has obtained exclusive rights to develop and commercialize XP13512 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. We received an initial license payment of $25.0 million. The terms of the agreement also specify clinical and regulatory milestone payments totaling up to a maximum of $60.0 million, including a milestone payment of $10.0 million upon initiation of our first Phase 3 clinical trial of XP13512 in RLS patients in the United States, received in April 2006, and $5.0 million at the completion of our first Phase 3 clinical trial of XP13512 in RLS patients in the United States. We will receive royalties on any sales of XP13512 in the Astellas territory at a royalty rate in the mid-teens on a percentage basis. To date, we have recognized an aggregate of $4.4 million of revenue pursuant to this agreement.

     In June 2006, we issued 4,500,000 shares of our common stock, raising net cash proceeds of approximately $71.5 million, after deducting underwriting discounts and commissions and other offering expenses, in connection with a public offering. Also in June 2006, the underwriters partially exercised their over-allotment option and purchased an additional 140,856 shares of our common stock, resulting in net cash proceeds of approximately $2.3 million, after deducting underwriting discounts and commissions and other offering expenses.
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
Results of Operations
Three and Six Months Ended June 30, 2006 and 2005
     Revenues
     Our revenues have consisted primarily of amounts earned for providing research and development services under our collaborations with ALZA and Pfizer, non-refundable, up-front fees received in connection with these agreements as well as our Astellas agreement and federal grants under the Small Business Innovation Research, or SBIR, the National Institutes of Standards and Technology and Advanced Technology Program, or ATP, programs.

	Three Months				Six Months
	Ended				Ended
	June 30,		Change		June 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(in thousands, except percentages)
Revenues	$3,106	$813	$2,293	282%	$4,393	$3,605	$788	22%
     The increase in revenues in the three months ended June 30, 2006 compared to the same period in 2005 was the result of the following factors:
•	$3.1 million increase in revenues in 2006 due to the commencement of our Astellas collaboration in December 2005; partially offset by

•	$0.8 million decrease in revenue from the conclusion of our Pfizer collaboration in November 2005.
     The increase in revenues in the six months ended June 30, 2006 compared to the same period in 2005 was primarily the result of the following factors:

•	$4.4 million increase in revenues in 2006 due to the commencement of our Astellas collaboration in December 2005; partially offset by

•	$1.6 million decrease in revenue from the conclusion of our Pfizer collaboration in November 2005; and

•	$1.9 million decrease in revenue from the conclusion of our ALZA collaboration in March 2005.
     We expect revenues to remain approximately constant during the remainder of 2006, depending on the extent to which we enter into new collaborative agreements.
     Research and Development Expenses
     Research and development expenses consist of costs associated with our research activities and drug discovery efforts, as well as costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Of the total research and development expenses for the three and six months ended June 30, 2006 and 2005, the allocation of costs associated with research and preclinical and clinical development activities were as follows:

	Three Months				Six Months
	Ended				Ended
	June 30,		Change		June 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(in thousands, except percentages)
Research and preclinical	$4,299	$3,520	$779	22%	$8,481	$7,657	$824	11%
Clinical development	10,575	7,001	3,574	51%	20,139	13,290	6,849	52%

Total research and development	$14,874	$10,521	$4,353	41%	$28,620	$20,947	$7,673	37%

     The increase in research and development expenses in the three months ended June 30, 2006 compared to the same period in 2005 was principally due to the following:
•	increased clinical and manufacturing costs of $2.4 million and $1.1 million, respectively, for XP13512;

•	increased clinical costs of $0.2 million offset by decreased toxicology costs of $0.7 million for XP19986; and

•	increased personnel costs of $1.3 million, which includes $0.7 million of stock-based compensation expense related to the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment.
     The increase in research and development expenses in the six months ended June 30, 2006 compared to the same period in 2005 was principally due to the following:
•	increased clinical, manufacturing and consulting costs of $3.5 million, $2.2 million and $0.4 million, respectively, partially offset by decreased toxicology costs of $1.6 million for XP13512;

•	increased clinical costs of $0.7 million offset by decreased toxicology costs of $0.7 million for XP19986; and

•	increased costs of $0.8 million for XP21279; and

•	increased personnel costs of $2.0 million, which includes $1.3 million of stock-based compensation expense related to the adoption of SFAS 123R.

     We expect that research and development expenses will continue to increase in the future due to increased manufacturing and clinical development costs primarily relating to our XP13512 and XP19986 programs. The timing and amount of these increases will depend upon the outcome of our ongoing clinical trials, the costs associated with the start of additional Phase 3 clinical trials of XP13512 and additional Phase 2 clinical trials of XP19986, as well as the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.
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

	Three Months				Six Months
	Ended				Ended
	June 30,		Change		June 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(in thousands, except percentages)
General and administrative	$3,516	$2,297	$1,219	53%	$6,922	$4,600	$2,322	50%
     The increase in general and administrative expenses in the three months ended June 30, 2006 compared to the same period in 2005 was primarily due to increased personnel costs of $0.6 million, professional fees of $0.4 million and marketing related costs of $0.1 million.
     The increase in general and administrative expenses in the six months ended June 30, 2006 compared to the same period in 2005 was primarily due to increased personnel costs of $1.2 million, professional fees of $0.6 million, marketing related costs of $0.1 million and office-related expenses of $0.2 million.
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

	Three Months				Six Months
	Ended				Ended
	June 30,		Change		June 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(in thousands, except percentages)
Interest income	$986	$405	$581	143%	$1,923	$743	$1,180	159%
Interest expense	$83	$64	$19	30%	$134	$135	$(1)	(1)%
     The increase in interest income in the three months and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 was due primarily to higher average balances due to funds received from our initial and follow-on public offerings in June 2005 and June 2006, respectively, and from higher average interest rates in 2006.

     Impact of the Adoption of SFAS 123R
     Effective January 1, 2006, we adopted the provisions of SFAS 123R. SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, for stock options and stock purchase rights granted under the 2005 Employee Stock Purchase Plan, or the Purchase Plan, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. We previously applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock Compensation.
     Prior to the adoption of SFAS 123R, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25, and related interpretations, and provided the disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures. Prior to our initial public offering in June 2005, we had granted certain stock options with exercise prices that were below the estimated fair value of the common stock at the date of grant. During the three and six months ended June 30, 2005, we recorded employee stock-based compensation expense associated with the amortization of deferred stock compensation of $0.6 million and $1.5 million, respectively.
     We elected to adopt SFAS 123R using the modified prospective application method, which was applied to the unvested portion of options granted prior to January 1, 2006 and all options granted after January 1, 2006. The effect of recording stock-based compensation under SFAS 123R for the three- and six-month periods ended June 30, 2006 was $1.4 million and $2.5 million, respectively. As of June 30, 2006, the total compensation cost related to unvested awards not yet recognized was $11.1 million. This amount will be recognized over an estimated weighted-average amortization period of three years.
     In connection with the adoption of SFAS 123R, we reassessed our valuation method and related assumptions. We estimate the fair value of stock options and stock purchase rights using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R and Staff Accounting Bulletin No. 107 and with the method used to compute our prior period pro forma disclosures of loss available to common stockholders, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, the single-option allocation method and the straight-line attribution approach.
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
Liquidity and Capital Resources

		As of
	As of June	December
	30,	31,
	2006	2005
	(in thousands)
Cash and cash equivalents and short-term investments	$147,397	$91,918
Working capital	131,729	84,602
Restricted investments	3,260	3,205
Current portions of equipment financing and capital lease obligations	669	714
Noncurrent portions of equipment financing and capital lease obligations	371	680

	Six Months
	Ended
	June 30,
	2006	2005
	(in thousands)
Cash provided by (used in):
Operating activities	$(18,025)	$(20,363)
Investing activities	$6,356	$(28,967)
Financing activities	$74,190	$46,984
Capital expenditures (included in investing activities above)	$(593)	$(351)
     Due to our significant research and development expenditures and the lack of regulatory agency approvals to sell products, we have not been profitable and have generated operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our preferred stock, as well as our initial and follow-on public offerings. As of June 30, 2006, we had derived aggregate net proceeds of $151.5 million from sales of our preferred stock, approximately $46.4 million from our initial public offering and $71.5 from our follow-on public offering. We have received additional funding from non-equity payments from collaborative partners, capital lease financings, interest earned on investments and government grants, each as described more fully below. At June 30, 2006, we had available cash and cash equivalents and short-term investments of $147.4 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.
     Net cash used in operating activities was $18.0 million and $20.4 million in the six months ended June 30, 2006 and 2005, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, non-cash stock-based compensation and non-cash changes in operating assets and liabilities.
     Net cash provided by (used in) investing activities was $6.4 million and $(29.0) million in the six months ended June 30, 2006 and 2005, respectively. Cash provided by investing activities for the six months ended June 30, 2006 was primarily related to proceeds from investments, offset by purchases of investments and, to a lesser extent, purchases of property and equipment. For the six months ended June 30, 2005, cash used in investing activities was primarily related to purchases of investments.
     Net cash provided by financing activities was $74.2 million and $47.0 million in the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, cash was primarily provided by the proceeds from sales of our common stock in our follow-on public offering and exercises of stock options, offset by principal payments on capital leases. For the six months ended June 30, 2005, cash was primarily provided by the proceeds from sales of our common stock in our initial public offering and stock option exercises, offset by principal payments on capital leases.
     We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements into the second quarter of 2008. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:
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
     Contractual Obligations
     Our future contractual obligations at June 30, 2006 were as follows (in thousands):

	Payments Due by Period
		Less
		Than	1-3	3-5
Contractual Obligations	Total	1 Year	Years	Years
Equipment financing obligations	$1,124	$733	$391	—
Operating lease obligations	21,932	3,771	12,065	6,096

Total fixed contractual obligations	$23,056	$4,504	$12,456	$6,096

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2006, we had cash and cash equivalents and short-term investments of $147.4 million consisting of cash and highly liquid investments deposited in a highly rated financial institution in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

     We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made no payments during the three and six months ended June 30, 2006 to this European contract manufacturer. We may be subject to exposure to fluctuations in foreign exchange rates in connection with these agreements. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in litigation relating to claims rising out of our ordinary course of business. We are not currently a party to any material legal proceedings.
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
     We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2006.
Risks Related to Our Business and Industry
     We have incurred operating losses since inception and expect to continue to incur substantial and increasing losses for the foreseeable future. We may never achieve or sustain profitability. *
     We have a limited operating history and have incurred significant losses since our inception, including losses applicable to common stockholders of approximately $29.4 million for the six months ended June 30, 2006 and approximately $169.3 million since our inception in May 1999. We expect our research and development expenses to continue to increase as we expand our development programs and, subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force and increased manufacturing expenses. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. These losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
     Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or sustain profitability. Currently, we have no products approved for commercial sale and to date, we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, non-equity payments from collaborative partners, capital lease and equipment financings and government grants. We have devoted substantially all of our efforts to research and development, including clinical trials. If we are unable to develop and commercialize any of our product candidates, if development is delayed or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.
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
     The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. For example, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of any of our product candidates.
     We and our partners will need to obtain regulatory approval from authorities in foreign countries to market our product candidates in those countries. Neither we nor Astellas Pharma Inc. has initiated the regulatory approval process in any foreign jurisdictions. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we or our partners fail to obtain approvals from foreign jurisdictions, the geographic market for our product candidates would be limited.
     We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.*
     We will need to raise additional capital to fund our operations and complete the development of our product candidates. If any product candidates receive regulatory approval for commercial sale, we will need to raise additional capital to fund our commercialization efforts. Our future funding requirements will depend on many factors, including:
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
     We do not expect our existing capital resources to be sufficient to enable us to fund the completion of the development of any of our product candidates. We expect that our existing capital resources and committed funding will enable us to maintain currently planned operations into the second quarter of 2008. However, our operating plan may change, and we may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization. We currently have no credit facility or committed sources of capital other than a milestone receivable from Astellas based on the conclusion of our initial Phase 3 clinical trial in restless legs syndrome, or RLS.
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
     We depend on collaborations to complete the development and commercialization of some of our product candidates. These collaborations may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.*
     In December 2005, we entered into a collaboration with Astellas for the development and commercialization of XP13512 in Japan and five other Asian countries. We plan to enter into additional collaborations with third parties to develop and commercialize some of our product candidates. Dependence on collaborators for development and commercialization of our product candidates will subject us to a number of risks, including:
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
     If we do not establish additional collaborations for XP13512 or collaborations for XP19986, we will have to alter our development and commercialization plans.*
     Our strategy includes selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our product candidates, including XP19986 as well as XP13512 outside of the Astellas territory. We intend to do so especially for indications that involve a large, primary care market that must be served by large sales and marketing organizations. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time consuming to negotiate and document. We may not be able to negotiate additional collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional collaborations because of the numerous risks and uncertainties associated with establishing additional collaborations. If we are unable to negotiate additional collaborations, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue.
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
     We rely on third parties to conduct our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.
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

     If some or all of our patents expire, are invalidated or are unenforceable, or if some or all of our patent applications do not yield issued patents or yield patents with narrow claims, competitors may develop competing products using our intellectual property and our business will suffer.*
     Our success will depend in part on our ability to obtain and maintain patent and trade secret protection for our technologies and product candidates both in the United States and other countries. We cannot guarantee that any patents will issue from any of our pending or future patent applications. Alternatively, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.
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
     As of July 18, 2006, we held 14 U.S. patents and had 81 patent applications pending before the U.S. Patent and Trademark Office, or PTO. For some of our inventions, corresponding non-U.S. patent protection is pending. Of the 14 U.S. patents that we hold, ten patents are compound- and composition-related, having expiration dates from 2021 to 2024; one patent is synthesis-method related, having an expiration date in 2022; and three patents are screening methodology-related, having expiration dates from 2022 to 2023. Subject to possible patent term extension, the entitlement for which and the term of which we cannot predict, patent protection in the United States covering XP13512, our product candidate that is a Transported Prodrug of gabapentin, will expire no earlier than 2022. We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to XP13512, the composition-of-matter patents relating to gabapentin have expired. In addition, for XP19986, our product candidate that is a Transported Prodrug of R-baclofen, three U.S. and 36 non-U.S. patent applications are pending, but no patents have yet issued. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.

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

     If third parties do not manufacture our product candidates in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates would be delayed.*
     We presently do not have on hand sufficient quantities of our product candidates to complete clinical trials of either XP13512 or XP19986. We do not currently own or operate manufacturing facilities, and we rely and expect to continue to rely on a small number of third-party compound manufacturers and active pharmaceutical ingredient formulators for the production of clinical and commercial quantities of our product candidates. We do not have long-term agreements with any of these third parties, and our agreements with these parties are generally terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform under our agreements or enter into new agreements, we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our product candidates in a timely manner from these third parties could delay clinical trials and prevent us or our partners from developing and commercializing our product candidates in a cost-effective manner or on a timely basis.
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
     We currently rely on Lonza Ltd. as the single source supplier of our current worldwide requirements of XP13512 in active pharmaceutical ingredient form, or API. We have agreed to purchase XP13512 API from Lonza under a manufacturing services and product supply agreement. In the event that Lonza terminates the agreement in response to a breach by us, we would not be able to manufacture the API until a qualified alternative supplier is identified. This could delay the development of, and impair the ability of us or our partners to commercialize, this product candidate. In addition, our current agreement with Lonza does not provide for the entire supply of API that we require to complete all of our planned clinical trials or for full-scale commercialization. However, the manufacturing services and product supply agreement obligates the parties to negotiate in good faith on the terms and conditions for Lonza to supply some or all of our total requirements for the commercial supply of the API for XP13512. In the event that the parties cannot agree to the terms and conditions for Lonza to provide some or all of our API commercial supply needs, we would not be able to manufacture API until a qualified alternative supplier is identified, which could also delay the development of, and impair the ability of us or our partners to commercialize, this product candidate. Unless earlier terminated, this agreement expires in July 2007.
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
     If we are required to obtain alternate third-party manufacturers, it could delay or prevent the clinical development and commercialization of our product candidates.*
     We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with Teva, Lonza or Patheon for XP13512, or Heumann or Lonza for XP19986, or to do so at an acceptable cost, or if these suppliers fail to meet our requirements for these product candidates for any reason, we would be required to obtain alternative suppliers. Any inability to obtain qualified alternative suppliers, including an inability to obtain, or delay in obtaining, approval of an alternative supplier from the FDA, would delay or prevent the clinical development and commercialization of these product candidates, and could impact our ability to meet our supply obligations to Astellas.
     Prior to the commencement of our Phase 3 clinical trials, the formulation of XP13512 that had been tested in humans had been produced by entities other than Patheon. We completed an additional Phase 1 clinical trial to assess the safety, tolerability and pharmacokinetics of single doses of XP13512 manufactured by Patheon. This clinical trial utilized a sustained-release formulation of XP13512 produced at a larger scale. These tablets are similar in characteristics compared to the sustained-release formulation used in previous trials. We conducted this additional Phase 1 single-dose, crossover clinical trial in 12 healthy volunteers at one site. Preliminary results from this clinical trial suggest that the new, larger-scale, sustained-release formulation of XP13512 produces blood levels of gabapentin that are similar to the sustained-release formulation used in the previous clinical trials.
     Any failure or delay in developing or manufacturing a new sustained-release tablet formulation of XP19986 could delay the clinical development and commercialization of this product candidate.*
     Cardinal Health PTS, LLC provided our requirements of XP19986 for our Phase 1 and ongoing Phase 2a clinical trials in the form of capsules containing controlled-release beads. However, we are currently developing a new sustained-release tablet formulation of XP19986 to replace the Cardinal Health capsules and intend to conduct future clinical trials with the new tablet formulation. We will need to complete additional Phase 1 clinical trials to assess the safety, tolerability and pharmacokinetics of the sustained-release tablet formulation. To be successful, the sustained-release tablet formulation will need to demonstrate acceptable safety and efficacy, and there can be no assurance that clinical trials with the sustained-release tablet formulation will replicate results from our earlier clinical trials with the capsule formulation. The failure to replicate these earlier clinical trials would delay our clinical development timelines. We will need to engage a third-party manufacturer for the new sustained-release tablet formulation. Any inability to obtain a qualified supplier, including an inability to obtain, or delay in obtaining, approval of a supplier from the FDA, would delay or prevent the clinical development and commercialization of this product candidate.
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
     Safety issues with the parent drugs or other components of our product candidates, or with approved products of third parties that are similar to our product candidates, could give rise to delays in the regulatory approval process, restrictions on labeling or product withdrawal.
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
     Our product candidates are engineered to be broken down by the body’s natural metabolic processes and to release the parent drug and other metabolic substances. While these breakdown products are generally regarded as safe, it is possible that there could be unexpected toxicity associated with these breakdown products that will cause either or both of XP13512 and XP19986 to be poorly tolerated by, or toxic to, humans. Any unexpected toxicity of, or suboptimal tolerance to, our Transported Prodrugs would delay or prevent commercialization of these product candidates.
     Additionally, problems with approved products marketed by third parties that utilize the same therapeutic target as the parent drug of our product candidates could adversely affect the development of our product candidates. For example, the product withdrawals of Vioxx by Merck & Co., Inc. and Bextra from Pfizer in 2005 due to safety issues has caused other drugs that have the same therapeutic target, such as Celebrex from Pfizer, to receive additional scrutiny from regulatory authorities. If either gabapentin or pregabalin encounters unexpected toxicity problems in humans, the FDA may delay or prevent the regulatory approval of XP13512 since it is a member of the same class of drugs and shares the same therapeutic target as gabapentin and pregabalin. In 2005, the FDA requested that all makers of epilepsy drugs, including Neurontin, analyze their clinical trial data to determine whether these drugs increase the risk of suicide in patients. Finally, if the FDA determines that a drug may present a risk of substance abuse, it can recommend to the DEA that the drug be scheduled under the Controlled Substances Act. While gabapentin is not a scheduled drug at the present time, pregabalin has been scheduled as a controlled substance. Since pregabalin is a scheduled drug, it is possible that the FDA may require additional testing of XP13512, the results of which could lead the FDA to conclude that XP13512 should be scheduled as well. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA regulates the amount of a scheduled substance that is available for clinical trials and commercial distribution. Accordingly, any scheduling action that the FDA or DEA may take with respect to XP13512 may delay its clinical trial and approval process. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition.

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
     An important element of our strategy is to identify, develop and commercialize Transported Prodrugs that improve upon the absorption, distribution and/or metabolism of drugs that have already received regulatory approval. Other than XP13512 and XP19986, all of our research and development programs are at a preclinical stage. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:
•	the research methodology used may not be successful in identifying potential product candidates; or

•	potential product candidates may, on further study, be shown to have inadequate efficacy, harmful side effects, suboptimal pharmaceutical profile or other characteristics suggesting that they are unlikely to be effective products.
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
     In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the 2003 Medicare Act, was enacted. Under this legislation, Medicare beneficiaries are eligible to obtain a Medicare endorsed, drug-discount card from a pharmacy benefit manager, managed care organization or other private sector provider. Beginning on January 1, 2006, Medicare beneficiaries were eligible to obtain subsidized prescription drug coverage from a private sector provider. It remains difficult to predict the impact of the 2003 Medicare Act on pharmaceutical companies. Usage of pharmaceuticals may increase as the result of the expanded access to medicines afforded by the partial reimbursement under Medicare. Such potential sales increases, however, may be offset by increased pricing pressures due to the enhanced purchasing power of the private sector providers that will negotiate on behalf of Medicare beneficiaries.

     If our competitors are able to develop and market products that are more effective, safer or less costly than any products that we may develop, our commercial opportunity will be reduced or eliminated.*
     We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair our ability to commercialize our product candidates.
     We estimate that we have at least five competitors in the neuropathic pain and RLS therapeutic areas, including GlaxoSmithKline plc, Eli Lilly and Company and Pfizer. Competition for XP13512 could include: approved drugs that act on the same target as XP13512, such as pregabalin, Neurontin and generic gabapentin; anti-Parkinson’s disease products and product candidates, such as ropinirole, which is approved for the treatment of moderate-to-severe RLS, and pramipexole from Boehringer Ingelheim GmbH for RLS, for which a new drug application, or NDA, was filed with the FDA in the fall of 2005 and for which approval was recently obtained in the European Union from the European Commission for the treatment of moderate-to-severe RLS; serotonin norepinephrine inhibitors, such as duloxetine, which is approved for the management of painful diabetic neuropathy; and Gabapentin GR from Depomed, Inc., which has completed a Phase 2 trial for post-herpetic neuralgia, or PHN. We are aware that generic gabapentin is marketed by Alpharma Inc., Pfizer, Teva and IVAX Corp, among others, and that it is prescribed off-label to treat a variety of conditions. We estimate that XP19986 could have several generic drug competitors in the spasticity area. There are several drugs approved for the treatment of spasticity, such as baclofen, diazepam, dantrolene sodium and tizanidine, and many therapies in development, such as Fampridine-SR from Acorda Therapeutics, Inc., that could compete with XP19986. We estimate that we have at least three competitors in the GERD therapeutic area, including AstraZeneca, Wyeth and TAP Pharmaceutical Products Inc. In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.
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

     We have product liability insurance that covers our clinical trials up to a $5.0 million annual aggregate limit. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for any products that we may develop. Insurance coverage is increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.
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
     Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*
     As of July 15, 2006, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 31.2% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.
     Our stockholder rights plan and anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
     Provisions in our amended and restated certificate of incorporation and bylaws may delay or prevent an acquisition of us, a change in our management or other changes that stockholders may consider favorable. These provisions include:
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

     If there are large sales of our common stock, the market price of our common stock could drop substantially.*
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of July 15, 2006, we had 24,614,712 outstanding shares of common stock. Of these shares, up to 14,964,287 shares of common stock are tradable under Rule 144 or Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, subject in some cases to various vesting agreements, volume limitations and holding periods, and the remainder of the shares have been registered under the Securities Act and are freely tradable. In addition, 3,584,629 shares are held by our directors and executive officers and their affiliates and will be subject to volume, manner of sale and other limitations under Rule 144 under the Securities Act and various vesting agreements after the lock-up agreements pertaining to our follow-on public offering in June 2006 expire.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from the Sale of Registered Securities
     Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-122156), which was declared effective by the SEC on June 2, 2005 and pursuant to which we sold 5,000,000 shares of our common stock. Morgan Stanley & Co. Incorporated acted as the sole book running and joint lead manager for the offering, Deutsche Bank Securities acted as co-lead manager for the offering and co-managers for the offering were Pacific Growth Equities, LLC and Lazard Capital Markets. In July 2005, the underwriters partially exercised their over-allotment option and purchased an additional 9,569 shares of our common stock, and we received net cash proceeds of approximately $63,000, after deducting underwriting discounts and commissions and other offering expenses. As of June 30, 2006, $44.2 million of the approximately $46.4 million in net proceeds received by us in the offering, after deducting approximately $6.2 million in underwriting discounts, commissions and other costs and expenses, were invested in various interest-bearing instruments, $2.2 million of the net proceeds had been used for general corporate purposes, including clinical trial, research and development, general and administrative and manufacturing expenses. No payments were made to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting of stockholders on May 2, 2006. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld or against, the number of abstentions and the number of broker non-votes with respect to each matter as applicable:
1.	To elect the following two Class 1 directors to hold office until the 2009 annual meeting of stockholders, or until their successors are duly elected and have qualified:

Director Name	Shares Voted For	Voting Authority Withheld
Bryan E. Roberts, Ph.D.	13,770,866	268,085
Gary D. Tollefson, M.D., Ph.D.	14,027,197	11,754
Our Class 2 directors, Paul L. Berns, John G. Freund, M.D. and Kenneth J. Nussbacher, will each continue to serve on our board of directors until our 2007 annual meeting of stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. Our Class 3 directors, Ronald W. Barrett, Ph.D., Jeryl L. Hilleman and Wendell Wierenga, Ph.D., will each continue to serve on our board of directors until our 2008 annual meeting of stockholders and until his or her successor is elected and has qualified, or until his or her earlier death, resignation or removal.

2.	To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006:

For	Against	Abstain	Broker Non-Votes
14,028,660	7,090	3,201	0
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.1	Specimen Common Stock Certificate (3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company (4)

4.3	Form of Rights Certificate (5)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Filed as Exhibit 3.1 to our current report of Form 8-K (No. 000-51329), filed with the SEC on December 16, 2005, and incorporated herein by reference.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Filed as Exhibit 4.1 to our current report of Form 8-K (No. 000-51329), filed with the SEC on December 16, 2005, and incorporated herein by reference.

(6)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc.
(Registrant)

/s/ Ronald W. Barrett

August 10, 2006	Ronald W. Barrett
Chief Executive Officer and Director

/s/ William G. Harris

William G. Harris
Senior Vice President of Finance and
August 10, 2006	Chief Financial Officer (principal
financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.1	Specimen Common Stock Certificate (3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company (4)

4.3	Form of Rights Certificate (5)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Filed as Exhibit 3.1 to our current report of Form 8-K (No. 000-51329), filed with the SEC on December 16, 2005, and incorporated herein by reference.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Filed as Exhibit 4.1 to our current report of Form 8-K (No. 000-51329), filed with the SEC on December 16, 2005, and incorporated herein by reference.

(6)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.