Form 10-Q
period 2006-09-30
XENOPORT INC
filed 2006-11-06
CIK 1130591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
(Registrant’s telephone number, including area code): (408) 616-7200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Total number of shares of common stock outstanding as of October 16, 2006: 24,640,834

XENOPORT, INC.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
XENOPORT, INC.
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
	(in thousands, except
	share amounts)
Current assets:
Cash and cash equivalents	$53,487	$22,088
Short-term investments	82,032	69,830
Accounts receivable	1,876	55
Other current assets	2,229	2,461

Total current assets	139,624	94,434
Property and equipment, net	3,238	3,807
Restricted investments	3,190	3,205
Employee notes receivable	450	450
Deposits and other assets	3	12

Total assets	$146,505	$101,908

Current liabilities:
Accounts payable	$1,883	$2,990
Accrued compensation	2,634	1,682
Accrued preclinical and clinical costs	10,404	1,920
Other accrued liabilities	1,571	608
Deferred revenue	5,152	1,515
Current portion of equipment financing obligations	607	714
Current portion of liability for early exercise of employee stock options	307	403

Total current liabilities	22,558	9,832
Deferred revenue	22,222	23,359
Deferred rent and other	1,818	1,807
Noncurrent portion of equipment financing obligations	256	680
Noncurrent portion of liability for early exercise of employee stock options	270	588
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 60,000 shares authorized; and 24,414 and 19,442 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	24	19
Additional paid-in capital	285,106	210,681
Notes receivable from stockholders	(158)	(158)
Deferred stock compensation	—	(4,821)
Accumulated other comprehensive income (loss)	48	(136)
Accumulated deficit	(185,639)	(139,943)

Total stockholders’ equity	99,381	65,642

Total liabilities and stockholders’ equity	$146,505	$101,908

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Revenues:
Collaboration revenue	$3,106	$711	$7,500	$4,231
Grant revenue	—	—	—	85

Total revenues	3,106	711	7,500	4,316

Operating expenses:
Research and development	16,991	8,896	45,611	29,843
General and administrative	4,273	2,539	11,195	7,139

Total operating expenses	21,264	11,435	56,806	36,982

Loss from operations	(18,158)	(10,724)	(49,306)	(32,666)
Interest income	1,936	720	3,859	1,463
Interest and other expense	(115)	(52)	(249)	(187)

Net loss	(16,337)	(10,056)	(45,696)	(31,390)
Convertible preferred stock dividends	—	—	—	(969)

Loss applicable to common stockholders	$(16,337)	$(10,056)	$(45,696)	$(32,359)

Basic and diluted loss per share applicable to common stockholders	$(0.67)	$(0.52)	$(2.14)	$(3.43)

Shares used to compute basic and diluted loss per share applicable to common stockholders	24,381	19,264	21,313	9,424

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30,
	2006	2005
	(in thousands)
Operating activities
Net loss	$(45,696)	$(31,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,297	1,619
Amortization of investment premiums and discounts	(384)	(191)
Amortization of deferred compensation	—	1,980
Stock-based compensation expense - employees	3,963	128
Stock-based compensation expense - consultants	168	281
Change in assets and liabilities:
Accounts receivable	(1,821)	1,354
Other current assets	232	(573)
Deposits and other assets	9	19
Notes receivable from employees	—	191
Accounts payable	(1,107)	(351)
Accrued compensation	953	(266)
Accrued preclinical and clinical costs	8,484	1,463
Other accrued liabilities	963	(209)
Deferred revenue	2,500	(1,835)
Deferred rent and other	11	29

Net cash used in operating activities	(30,428)	(27,751)

Investing activities
Purchases of investments	(98,244)	(67,932)
Proceeds from sales and maturities of investments	86,610	38,010
Change in restricted investments	15	(8)
Purchases of property and equipment	(728)	(698)

Net cash provided by (used in) investing activities	(12,347)	(30,628)

Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs and exercise of warrants	—	61
Proceeds from issuance of common stock and exercise of stock options and warrants	74,718	47,604
Repurchases of common stock	(13)	(6)
Proceeds from equipment financing obligations	—	84
Payments on capital leases and equipment financing obligations	(531)	(901)

Net cash provided by financing activities	74,174	46,842

Net increase (decrease) in cash and cash equivalents	31,399	(11,537)
Cash and cash equivalents at beginning of period	22,088	36,554

Cash and cash equivalents at end of period	$53,487	$25,017

Supplemental schedule of noncash investing and financing activities

Conversion of convertible preferred stock to common stock upon initial public offering	$—	$149,919

Issuance of common stock in a cashless exercise of a warrant	$—	$12

Reclassification of the unvested portion of common stock from early exercises of stock options to a liability	$8	$442

Vesting of common stock from early exercises of stock options	$423	$386

Deferred stock compensation, net of forfeitures	$—	$4,346

Stock dividends payable to preferred stockholders	$—	$969

Disposal of property and equipment at no gain or loss	$6,282	$49

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
     Basis of Preparation
     The accompanying financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2006, results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in the Company’s annual report on Form 10-K.
     Clinical Trials
     The Company accrues and expenses the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and reduced by any initial payment made to the clinical trial site when the first patient is enrolled.
     Follow-on Public Offering
     On June 21, 2006, the Company completed a follow-on public offering of 4,500,000 shares of its common stock at a public offering price of $17.00 per share. Net cash proceeds from the follow-on public offering were approximately $71.5 million, after deducting underwriting discounts and commissions and other offering expenses.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Historical
Numerator:
Loss applicable to common stockholders	$(16,337)	$(10,056)	$(45,696)	$(32,359)

Denominator:
Weighted-average common shares outstanding	24,625	19,737	21,606	9,939
Less: Weighted-average unvested common shares subject to repurchase	(244)	(473)	(293)	(515)

Denominator for basic and diluted loss per share applicable to common stockholders	24,381	19,264	21,313	9,424

Basic and diluted loss per share applicable to common stockholders	$(0.67)	$(0.52)	$(2.14)	$(3.43)

Historical outstanding dilutive securities not included in diluted loss per share applicable to common stockholders calculation
Options to purchase common stock	2,238	1,600	2,238	1,600
Warrants outstanding	39	39	39	39

	2,277	1,639	2,277	1,639

3. Comprehensive Loss
     The Company displays comprehensive loss and its components as part of the annual statement of stockholders’ equity. Comprehensive loss is comprised of net loss and unrealized gains and losses on available-for-sale securities. Total comprehensive loss for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net loss	$(16,337)	$(10,056)	$(45,696)	$(31,390)
Change in unrealized gain (loss) on available-for-sale securities	109	(35)	184	5

	$(16,228)	$(10,091)	$(45,512)	$(31,385)

4. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments
     The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

		Gross
		Unrealized
		Gains	Estimated
	Cost	(Losses)	Fair Value
As of September 30, 2006:
Cash	$1,304	$—	$1,304
Money market funds	30,244	—	30,244
Corporate debt securities	103,923	48	103,971
Certificates of deposit	3,190	—	3,190

	$138,661	$48	$138,709

Reported as:
Cash and cash equivalents			$53,487
Short-term investments			82,032
Restricted investments			3,190

			$138,709

		Gross
		Unrealized
		Gains	Estimated
	Cost	(Losses)	Fair Value
As of December 31, 2005:
Cash	$513	$—	$513
Money market funds	19,576	—	19,576
Government debt securities	28,451	(71)	28,380
Corporate debt securities	43,513	(64)	43,449
Certificates of deposit	3,205	—	3,205

	$95,258	$(135)	$95,123

Reported as:
Cash and cash equivalents			$22,088
Short-term investments			69,830
Restricted investments			3,205

			$95,123

     At September 30, 2006 and December 31, 2005, the contractual maturities of investments held were less than one year. There were no gross realized gains or losses from sales or maturities of securities in the periods presented.
5. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, for stock options and stock purchase rights granted under the 2005 Employee Stock Purchase Plan (the Purchase Plan), stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock Compensation (SFAS 123).
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

     2005 Equity Incentive Plan
     In January 2005, the Company’s board of directors adopted the 2005 Equity Incentive Plan (2005 Plan). Under the terms of the 2005 Plan, options, stock purchase rights, stock bonus rights, stock appreciation rights and other stock awards and rights may be granted by the board of directors to employees, directors and consultants. Options granted may be either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value, and non-statutory options may be granted to employees, directors or consultants at exercise prices of no less than 85% of the fair value, of the common stock on the grant date. Options vest as determined by the board of directors, generally at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years for initial employee grants and ratably over four years for subsequent grants. Options granted under the 2005 Plan expire no more than ten years after the date of grant. Stock purchase rights, stock bonus rights, stock appreciation rights and other stock awards and rights may be granted by the board of directors to employees, directors and consultants and may be subject to such terms and conditions as the board of directors deems appropriate, although such awards may not be granted with a purchase price below the par value of the stock. Under the terms of the 2005 Plan, the maximum number of shares that may be issued shall not exceed the total of 2,000,000, plus any shares issuable from options previously granted from the 1999 Plan at the date of the Company’s initial public offering, plus an annual increase equal to the lesser of (i) 2.5% of the total number of common shares outstanding at the end of the preceding calendar year and (ii) 2,000,000 common shares. At September 30, 2006 and December 31, 2005, there were 1,379,689 and 1,669,900 shares, respectively, remaining and available for future grant under the 2005 Plan.
     2005 Non-Employee Directors’ Stock Option Plan
     In January 2005, the Company’s board of directors adopted the 2005 Non-Employee Directors’ Stock Option Plan (2005 Directors’ Plan), under which non-statutory options are automatically granted to non-employee directors. Any individual who first becomes a non-employee director automatically receives an option to purchase 25,000 shares subject to vesting in four equal successive annual installments. Non-employee directors serving on the date of each annual meeting of stockholders receive an option to purchase 10,000 shares subject to vesting in 12 successive equal monthly installments measured from the grant date. Stock options may be granted at exercises prices no less than the fair value on the grant date and may expire no more than ten years after the date of grant. Under the terms of the 2005 Directors’ Plan, the maximum number of shares that may be issued shall not exceed the total of 150,000, plus an annual increase equal to the excess of (i) the number of shares subject to options granted in the preceding calendar year, over (ii) the number of shares added back to the share reserve from cancellations, provided that such increase shall not exceed 150,000 shares. At September 30, 2006 and December 31, 2005, there were 80,000 and 100,000 shares, respectively, remaining and available for future grant under the 2005 Directors’ Plan.
     Prior to the Adoption of SFAS 123R
     Prior to the adoption of SFAS 123R, the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25, and related interpretations, and provided the disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures. Prior to the Company’s initial public offering in June 2005, the Company had granted certain stock options with exercise prices that were below the estimated fair value of the common stock at the date of grant. During the three and nine months ended September 30, 2005, the Company recorded employee stock-based compensation expense associated with the amortization of deferred stock compensation of $524,000 and $1,980,000, respectively.
     The following table illustrates the effects on net loss if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock options.

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,
	2005
	(in thousands, except per
	share amounts)
Net loss, as reported	$(10,056)	$(31,390)
Add: Stock-based employee compensation expense based on intrinsic value method	524	2,108
Less: Stock-based employee compensation expense determined under the fair value method for all awards	(1,238)	(3,211)

Pro forma net loss	(10,770)	(32,493)
Convertible preferred stock dividends	—	(969)

Pro forma loss applicable to common stockholders	$(10,770)	$(33,462)

Loss per share applicable to common stockholders:
Basic and diluted, as reported	$(0.52)	$(3.44)

Basic and diluted, pro forma	$(0.56)	$(3.55)

     Impact of the Adoption of SFAS 123R
     The Company elected to adopt SFAS 123R using the modified prospective application method, which was applied to the unvested portion of options granted prior to January 1, 2006 and all options granted after January 1, 2006. Accordingly, during the three and nine months ended September 30, 2006, the Company recorded stock-based compensation expense totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. The effect of recording stock-based compensation under SFAS 123R for the three- and nine-month periods ended September 30, 2006 was as follows:

	Three	Nine
	Months	Months
	Ended	Ended
	September 30,
	2006
	(in thousands, except per
	share amounts)
Stock-based compensation by type of award:
Employee stock options	$1,354	$3,727
Purchase Plan	84	236
Non-employee stock options	46	168

Total stock-based compensation	$1,484	$4,131

Effect on basic and diluted loss per share applicable to common stockholders	$(0.06)	$(0.19)
     Upon the adoption of SFAS 123R on January 1, 2006, the Company reversed all of the existing balance of deferred stock compensation of $4,821,000 with a corresponding reduction in additional paid-in capital.
     As of January 1, 2006, the Company had an unrecorded deferred stock compensation balance related to stock options of $4,703,000, before estimated forfeitures, which were not significant. In the Company’s pro forma disclosures prior to the adoption of SFAS 123R, the Company accounted for forfeitures upon occurrence. SFAS 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.
     During the three and nine months ended September 30, 2006, the Company granted stock options to purchase approximately 112,250 and 884,150 shares of common stock, respectively, with an estimated total grant-date fair value of $1,172,000 and $9,980,000, respectively, and a weighted-average grant-date fair value of $10.45 and $11.29, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $347,000 and $1,349,000, respectively, and the total cash received by the Company for the exercise of these options was $167,000 and $310,000, respectively.
     As of September 30, 2006, the total compensation cost related to unvested awards not yet recognized was $10,537,000. This amount will be recognized over an estimated weighted-average amortization period of three years.
     Details of the Company’s employee stock-based compensation are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Research and development	$746	$216	$2,027	$650
General and administrative	692	308	1,936	1,330

	$1,438	$524	$3,963	$1,980

     Valuation Assumptions
     In connection with the adoption of SFAS 123R, the Company reassessed its valuation method and related assumptions. The Company estimates the fair value of stock options and stock purchase rights using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, Staff Accounting Bulletin 107 (SAB 107) and with the method used to compute the Company’s prior period pro forma disclosures of loss available to common stockholders, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, the single-option allocation method and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Volatility for options	0.65	0.75	0.72	0.75
Volatility for Purchase Plan rights	0.55	0.42	0.50	0.42
Weighted-average expected life of options (years)	4.65	6.25	4.88	6.25
Weighted-average expected life of Purchase Plan rights (months)	6	6	6	6
Risk-free interest rate for options	4.84%	4.07%	3.72%	4.00%
Risk-free interest rate for Purchase Plan rights	4.64%	3.40%	4.17%	3.40%
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
     The following table summarizes the combined activity under the equity incentive plans for the indicated periods:

		Options Outstanding
	Shares		Weighted-
	Available		average
	for	Number	Exercise
	Grant	of Options	Price
Balance at December 31, 2003	553,962	793,385	$1.84
Shares authorized	166,666	—	—
Options granted	(657,637)	657,637	$2.73
Options canceled	28,560	(28,560)	$2.32
Options exercised	—	(162,409)	$1.89
Shares repurchased	10,919	—	$2.33

Balance at December 31, 2004	102,470	1,260,053	$2.29
Shares authorized	2,566,666	—	—
Options granted	(868,594)	868,594	$9.12
Options canceled	99,204	(99,204)	$2.70
Options exercised	—	(405,550)	$2.77
1999 Plan termination	(134,542)	—	—
Shares repurchased	4,696	—	$2.29

Balance at December 31, 2005	1,769,900	1,623,893	$7.51
Shares authorized	546,224	—	—
Options granted	(884,150)	884,150	$17.79
Options canceled	50,792	(50,792)	$11.68
Options exercised	—	(219,430)	$3.52
1999 Plan termination	(27,211)	—	—
Shares repurchased	4,134	—	$3.09

Balance at September 30, 2006	1,459,689	2,237,821	$11.87

     Details of the Company’s exercisable stock options under the 1999 Plan at September 30, 2006 are as follows:

	Options Outstanding and Exercisable
		Weighted-
		average
		Remaining	Weighted-
	Number of	Contractual	average
	Outstanding	Life	Exercise
Exercise Price	Options	(in years)	Price
$1.50-$5.00	649,793	7.04	$2.47
$5.01-$10.00	339,462	8.26	$6.04
$10.01+	26,148	8.67	$10.50

	1,015,403	7.49	$3.87

     Details of the Company’s exercisable stock options under the 2005 Plan and the 2005 Directors’ Plan at September 30, 2006 are as follows:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		average			average
		Remaining	Weighted-		Remaining	Weighted-
	Number of	Contractual	average	Number of	Contractual	average
	Outstanding	Life	Exercise	Exercisable	Life	Exercise
Exercise Price	Options	(in years)	Price	Options	(in years)	Price
$10.39-$12.00	50,000	8.67	$10.39	50,000	8.67	$10.39
$12.01-$14.00	278,000	9.02	$13.29	39,686	9.02	$13.36
$14.01-$16.00	486,518	9.33	$15.02	81,778	9.33	$15.03
$16.01-$18.00	44,550	9.69	$16.93	1,513	9.47	$16.86
$18.01-$20.00	118,350	9.69	$18.66	690	9.69	$19.56
$20.01+	245,000	9.61	$23.31	23,768	9.61	$23.20

	1,222,418	9.33	$16.52	197,435	9.33	$14.53

     The aggregate intrinsic value of all options outstanding at September 30, 2006 was $21,387,000 based on a closing stock price of $20.37.
     A summary of the Company’s unvested shares as of September 30, 2006, and changes during the nine-month period ended September 30, 2006, is as follows:

		Weighted-
		average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2006	1,286,694	$6.52
Options granted	884,150	$17.79
Options cancelled	(52,495)	$11.01
Options vested	(927,943)	$6.08

Unvested at September 30, 2006	1,190,406	$15.04

Employee Stock Purchase Plan
     As of September 30, 2006, the Company had reserved a total of 448,490 shares of common stock for issuance under the Purchase Plan. In addition, the board of directors may increase the share reserve as of each January 1 through January 1, 2015, by an amount not to exceed the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (ii) 250,000 shares. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or after a purchase period ends. During the nine months ended September 30, 2006, 64,029 shares were purchased under the Purchase Plan. As of September 30, 2005, no shares had been issued under the Purchase Plan.

Restricted Stock
     In September 2004, an officer acquired 149,999 shares of common stock under restricted stock purchase agreements for an aggregate purchase price of $900. Upon termination of employment, 116,666 of these shares are subject to a right of repurchase by the Company at the original purchase price of $0.006 per share. The Company’s repurchase right lapses ratably on a monthly basis over a four-year period for the 116,666 shares. Total deferred compensation of $1,448,000, reflecting the difference between the fair value of the award and the purchase price on the date of purchase, was recorded for this arrangement of which $697,000 had been amortized as stock-based compensation expense prior to December 31, 2005. Upon adoption of SFAS 123R, the remaining unamortized deferred compensation of $751,000 was reversed as part of the $4,821,000 reversal explained above under Impact of the Adoption of SFAS 123R. The Company recorded compensation expense associated with this award of $20,000 and $124,000 during the three months ended September 30, 2006 and 2005, respectively, and $62,000 and $426,000 during the nine months ended September 30, 2006 and 2005, respectively.
Non-Employee Awards
     Stock compensation arrangements to non-employees are accounted for in accordance with Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach estimated using the Black-Scholes option valuation model. During the three months ended September 30, 2006 and 2005, the assumptions used in the valuation were as follows: a dividend yield of zero; volatilities of 65% and 75%, respectively; a maximum contractual life of ten years; and risk-free interest rates of 4.84% and 4.07%, respectively. During the nine months ended September 30, 2006 and 2005, the assumptions used in the valuation were as follows: a dividend yield of zero; volatilities of 72% and 75%, respectively; a maximum contractual life of ten years; and risk-free interest rates of 3.72% and 4.00%, respectively. Compensation expense associated with these options is re-measured and recognized over the vesting terms as earned, or the term of the related financing. At September 30, 2006, 35,166 non-employee options and 38,872 warrants were outstanding at exercise prices ranging from $3.60 to $15.00.

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
Overview
     We are a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of drugs. Our most advanced product candidate is currently being evaluated in a Phase 3 clinical program for the treatment of restless legs syndrome, or RLS. This product candidate has also successfully completed a Phase 2a clinical trial for the management of post-herpetic neuralgia, or PHN. Our second product candidate has generated positive data in a Phase 2a clinical trial for reducing the number of reflux episodes in patients with gastroesophageal reflux disease, or GERD. Our current portfolio of proprietary product candidates includes the following:
•	XP13512 for RLS. XP13512 is a Transported Prodrug of gabapentin that we have shown to be effective in Phase 2 clinical trials for the treatment of RLS. RLS is a common, under-diagnosed neurological condition that frequently manifests itself as a sleep disorder. We have initiated Phase 3 clinical trials for the treatment of RLS.

•	XP13512 for Neuropathic Pain, Including PHN. We have also shown in a Phase 2a clinical trial that XP13512 is effective for the management of PHN. PHN is a chronic type of neuropathic pain, which is pain resulting from nerve damage. In addition to PHN, we intend to develop XP13512 for other neuropathic pain conditions, such as painful diabetic neuropathy.

•	XP19986 for GERD and Spasticity. XP19986 is a Transported Prodrug of R-baclofen that is in development for the treatment of GERD, which is the frequent, undesirable passage of stomach contents into the esophagus. GERD causes symptoms such as heartburn and, in some cases, damage to the lining of the esophagus. We have successfully completed a Phase 2a clinical trial indicating that single doses of XP19986 were well tolerated and produced statistically significant reductions in the number of reflux episodes in patients with GERD. XP19986 is also a potential treatment for the symptoms of spasticity.

•	XP21279 for Parkinson’s Disease. XP21279 is a Transported Prodrug of levodopa, or L-Dopa, that is in preclinical development for the treatment of Parkinson’s disease. We plan to file an investigational new drug application, or IND, for XP21279 in the first half of 2007.

•	XP20925 for Migraine and Chemotherapy-Induced Nausea and Vomiting. XP20925 is a Transported Prodrug of propofol that is in preclinical development for the treatment of migraine and chemotherapy-induced nausea and vomiting. We plan to continue development of XP20925 at an appropriate time in the future depending on the availability of resources.
     We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated any product revenues. We have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners, capital lease and equipment financings and government grants. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. We expect our research and development expenses to continue to increase as we expand our development programs, and, subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force and increased manufacturing expenses. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses or when we plan to establish a North American specialty sales force. As of September 30, 2006, we had an accumulated deficit of approximately $185.6 million.

     From our inception in 1999 through 2001, our principal activities were focused on identifying and characterizing natural nutrient transporter mechanisms and developing the technology necessary to utilize them for the active transport of drugs. Beginning in 2002, our activities expanded to include the preclinical and clinical development of internally discovered product candidates based on this proprietary technology. In addition to our ongoing research program, the process of carrying out the development of our product candidates to later stages of development will require significant additional research and development expenditures, including preclinical testing, clinical trials, manufacturing development efforts and regulatory activities. We outsource a substantial portion of our preclinical studies and all of our clinical trials and manufacturing development activities to third parties to maximize efficiency and minimize our internal overhead.
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
     In June 2005, in connection with our initial public offering, we issued 5,000,000 shares of our common stock, raising net cash proceeds of approximately $46.3 million, after deducting underwriting discounts and commissions and other offering expenses. In July 2005, the underwriters partially exercised their over-allotment option and purchased an additional 9,569 shares of our common stock, for which we received net cash proceeds of approximately $63,000, after deducting underwriting discounts and commissions and other offering expenses.
     In December 2005, we entered into an agreement in which we licensed to Astellas Pharma Inc. exclusive rights to develop and commercialize XP13512 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. We received an initial license payment of $25.0 million. The terms of the agreement also specify clinical and regulatory milestone payments totaling up to a maximum of $60.0 million, including a milestone payment of $10.0 million upon initiation of our first Phase 3 clinical trial of XP13512 in RLS patients in the United States, received in April 2006, and $5.0 million at the completion of our first Phase 3 clinical trial of XP13512 in RLS patients in the United States. We will receive royalties on any sales of XP13512 in the Astellas territory at a royalty rate in the mid-teens on a percentage basis. To date, we have recognized an aggregate of $7.6 million of revenue pursuant to this agreement.
     In June 2006, in connection with a follow-on public offering, we issued 4,500,000 shares of our common stock, raising net cash proceeds of approximately $71.5 million, after deducting underwriting discounts and commissions and other offering expenses. Also in June 2006, the underwriters partially exercised their over-allotment option and purchased an additional 140,856 shares of our common stock, resulting in net cash proceeds of approximately $2.3 million, after deducting underwriting discounts and commissions and other offering expenses.

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
Results of Operations
Three and Nine Months Ended September 30, 2006 and 2005
     Revenues
     Our revenues have consisted primarily of amounts earned for providing research and development services under our collaborations with ALZA and Pfizer, non-refundable, up-front fees received in connection with these agreements as well as our Astellas agreement and federal grants under the Small Business Innovation Research, or SBIR, and the National Institutes of Standards and Technology programs.

	Three Months				Nine Months
	Ended				Ended
	September 30,		Change		September 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(in thousands, except percentages)
Revenues	$3,106	$711	$2,395	337%	$7,500	$4,316	$3,184	74%
     The increase in revenues in the three months ended September 30, 2006 compared to the same period in 2005 was the result of the following factors:
•	$3.1 million increase in revenues in 2006 due to the commencement of our Astellas collaboration in December 2005; partially offset by

•	$0.7 million decrease in revenue from the conclusion of our Pfizer collaboration in November 2005.
     The increase in revenues in the nine months ended September 30, 2006 compared to the same period in 2005 was primarily the result of the following factors:
•	$7.5 million increase in revenues in 2006 due to the commencement of our Astellas collaboration in December 2005; partially offset by

•	$2.3 million decrease in revenue from the conclusion of our Pfizer collaboration in November 2005; and

•	$1.9 million decrease in revenue from the conclusion of our ALZA collaboration in March 2005.
     We expect revenues to remain approximately constant during the remainder of 2006, depending on whether we enter into new collaborative agreements.
     Research and Development Expenses
     Research and development expenses consist of costs associated with our research activities and drug discovery efforts, as well as costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Of the total research and development expenses for the three and nine months ended September 30, 2006 and 2005, the allocation of costs associated with research and preclinical and clinical development activities were as follows:

	Three Months				Nine Months
	Ended				Ended
	September 30,		Change		September 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(in thousands, except percentages)
Research and preclinical	$4,677	$3,495	$1,182	34%	$13,158	$11,152	$2,006	18%
Clinical development	12,314	5,401	6,913	128%	32,453	18,691	13,762	74%

Total research and development	$16,991	$8,896	$8,095	91%	$45,611	$29,843	$15,768	53%

     The increase in research and development expenses in the three months ended September 30, 2006 compared to the same period in 2005 was principally due to the following:
•	increased clinical and manufacturing costs of $4.7 million and $1.5 million, respectively, partially offset by decreased toxicology costs of $0.8 million for XP13512;

•	decreased manufacturing costs of $0.3 million for XP19986;

•	increased toxicology and vivarium costs of $0.7 million and $0.3 million, respectively, for XP21279; and

•	increased personnel costs of $1.7 million, which includes $0.5 million of stock-based compensation expense related to the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment.
     The increase in research and development expenses in the nine months ended September 30, 2006 compared to the same period in 2005 was principally due to the following:
•	increased clinical, manufacturing and consulting costs of $8.3 million, $3.7 million and $0.5 million, respectively, partially offset by decreased toxicology costs of $2.4 million for XP13512;

•	increased clinical costs of $0.6 million offset by decreased toxicology costs of $0.8 million for XP19986;

•	increased toxicology, vivarium and manufacturing costs of $0.9 million, $0.5 million and $0.4 million, respectively, for XP21279; and

•	increased personnel costs of $3.6 million, which includes $1.4 million of stock-based compensation expense related to the adoption of SFAS 123R.
     We expect that research and development expenses will continue to increase in the future due to increased manufacturing and clinical development costs primarily relating to our XP13512 and XP19986 programs. The timing and amount of these increases will depend upon the outcome of our ongoing clinical trials, the costs associated with the start of additional clinical trials of XP13512 and additional Phase 2 clinical trials of XP19986, as well as the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.
     General and Administrative Expenses
     General and administrative expenses consist principally of salaries and other related costs for personnel in executive, finance, accounting, business development, information technology, legal and human resources functions. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, patent-related costs and professional fees for legal, consulting, marketing and accounting services.

	Three Months				Nine Months
	Ended				Ended
	September 30,		Change		September 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(in thousands, except percentages)
General and administrative	$4,273	$2,539	$1,734	68%	$11,195	$7,139	$4,056	57%

     The increase in general and administrative expenses in the three months ended September 30, 2006 compared to the same period in 2005 was primarily due to increased personnel costs of $0.9 million, professional fees of $0.4 million and marketing related costs of $0.2 million.
     The increase in general and administrative expenses in the nine months ended September 30, 2006 compared to the same period in 2005 was primarily due to increased personnel costs of $2.2 million, professional fees of $1.0 million, marketing-related costs of $0.4 million and office-related expenses of $0.2 million.
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

	Three Months				Nine Months
	Ended				Ended
	September 30,		Change		September 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(in thousands, except percentages)
Interest income	$1,936	$720	$1,216	169%	$3,859	$1,463	$2,396	164%
Interest and other expense	$115	$52	$63	121%	$249	$187	$62	33%
     The increase in interest income in the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 was due primarily to higher average balances due to funds received from our initial and follow-on public offerings in June 2005 and June 2006, respectively, and from increasing interest rates throughout 2005 and 2006.
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
     Prior to the adoption of SFAS 123R, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25, and related interpretations, and provided the disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures. Prior to our initial public offering in June 2005, we had granted certain stock options with exercise prices that were below the estimated fair value of the common stock at the date of grant. During the three and nine months ended September 30, 2005, we recorded employee stock-based compensation expense associated with the amortization of deferred stock compensation of $0.6 million and $2.0 million, respectively.
     We elected to adopt SFAS 123R using the modified prospective application method, which was applied to the unvested portion of options granted prior to January 1, 2006 and all options granted after January 1, 2006. The effect of recording stock-based compensation under SFAS 123R for the three- and nine-month periods ended September 30, 2006 was $1.4 million and $3.9 million, respectively. As of September 30, 2006, the total compensation cost related to unvested awards not yet recognized was $10.5 million. This amount will be recognized over an estimated weighted-average amortization period of three years.
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
Liquidity and Capital Resources

	As of	As of
	September	December
	30,	31,
	2006	2005
	(in thousands)
Cash and cash equivalents and short-term investments	$135,519	$91,918
Working capital	117,066	84,602
Restricted investments	3,190	3,205
Current portions of equipment financing and capital lease obligations	607	714
Noncurrent portions of equipment financing and capital lease obligations	256	680

	Nine Months
	Ended
	September 30,
	2006	2005
	(in thousands)
Cash provided by (used in):
Operating activities	$(30,428)	$(27,751)
Investing activities	$(12,347)	$(30,628)
Financing activities	$74,174	$46,842
Capital expenditures (included in investing activities above)	$(728)	$(698)
     Due to our significant research and development expenditures and the lack of regulatory agency approvals to sell products, we have not been profitable and have generated operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our preferred stock, as well as our initial and follow-on public offerings. As of September 30, 2006, we had derived aggregate net proceeds of $151.5 million from sales of our preferred stock, approximately $46.4 million from our initial public offering and $73.8 million from our follow-on public offering. We have received additional funding from non-equity payments from collaborative partners, capital lease financings, interest earned on investments and government grants, each as described more fully below. At September 30, 2006, we had available cash and cash equivalents and short-term investments of $135.5 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.
     Net cash used in operating activities was $30.4 million and $27.8 million in the nine months ended September 30, 2006 and 2005, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by depreciation, non-cash stock-based compensation and non-cash changes in operating assets and liabilities.
     Net cash used in investing activities was $12.3 million and $30.6 million in the nine months ended September 30, 2006 and 2005, respectively. Cash used in investing activities for the nine months ended September 30, 2006 and 2005 was primarily related to purchases of investments and, to a lesser extent, purchases of property and equipment, offset by proceeds from investments.
     Net cash provided by financing activities was $74.2 million and $46.8 million in the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006, cash was primarily provided by the proceeds from sales of our common stock in our follow-on public offering and exercises of stock options, offset by principal payments on capital leases. For the nine months ended September 30, 2005, cash was primarily provided by the proceeds from sales of our common stock in our initial public offering and stock option exercises, offset by principal payments on capital leases.

     We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements into the second quarter of 2008. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost of manufacturing clinical and establishing commercial supplies of our product candidates and any products that we may develop;

•	the cost, timing and outcomes of regulatory approvals;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
     Contractual Obligations
     Our future contractual obligations at September 30, 2006 were as follows (in thousands):

	Payments Due by Period
		Less
		Than	1-3	3-5
Contractual Obligations	Total	1 Year	Years	Years
Equipment financing obligations	$924	$656	$268	$—
Operating lease obligations	21,007	3,801	7,978	9,288

Total fixed contractual obligations	$21,931	$4,457	$8,246	$9,288

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2006, we had cash and cash equivalents and short-term investments of $135.5 million consisting of cash and highly liquid investments deposited in a highly rated financial institution in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.
     We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We paid $3.9 million during the three and nine months ended September 30, 2006 to this European contract manufacturer. We are not currently subject to exposure to fluctuations in foreign exchange rates in connection with these agreements. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.
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
Risks Related to Our Business and Industry
     We have incurred operating losses since inception and expect to continue to incur substantial and increasing losses for the foreseeable future. We may never achieve or sustain profitability. *
     We have a limited operating history and have incurred significant losses since our inception, including losses applicable to common stockholders of approximately $45.7 million for the nine months ended September 30, 2006 and approximately $185.6 million since our inception in May 1999. We expect our research and development expenses to continue to increase as we expand our development programs and, subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force and increased manufacturing expenses. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. These losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.
     Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or sustain profitability. Currently, we have no products approved for commercial sale and, to date, we have not generated any product revenue. We have financed our operations primarily through the sale of equity securities, non-equity payments from collaborative partners, capital lease and equipment financings and government grants. We have devoted substantially all of our efforts to research and development, including clinical trials. If we are unable to develop and commercialize any of our product candidates, if development is delayed or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.
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
•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the cost of manufacturing clinical and establishing commercial supplies of our product candidates and any products that we may develop:

•	the cost, timing and outcomes of regulatory approvals;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
     We do not expect our existing capital resources to be sufficient to enable us to fund the completion of the development of any of our product candidates We expect that our existing capital resources and committed funding will enable us to maintain currently planned operations into the second quarter of 2008. However, our operating plan may change, and we may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization. We currently have no credit facility or committed sources of capital other than a milestone receivable from Astellas upon the conclusion of our initial Phase 3 clinical trial in restless legs syndrome, or RLS.
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
     We rely on third parties to conduct our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for, or commercialize, our product candidates. *
     We do not have the ability to independently conduct clinical trials for our product candidates, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials. We have, in the ordinary course of business, entered into agreements with these third parties. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates. For example, one of our third-party contract research organizations was recently acquired by another company, and if such acquisition delays or prevents them from successfully carrying out their contractual duties to us, there could be a delay in commencing or completing clinical trials for our product candidates that could delay commercialization of our product candidates.
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
     As of October 16, 2006, we held 16 U.S. patents and had 85 patent applications pending before the U.S. Patent and Trademark Office, or PTO. For some of our inventions, corresponding non-U.S. patent protection is pending. Of the 16 U.S. patents that we hold, 12 patents are compound- and composition-related, having expiration dates from 2021 to 2025; one patent is synthesis-method related, having an expiration date in 2022; and three patents are screening methodology-related, having expiration dates from 2022 to 2023. Subject to possible patent term extension, the entitlement for which and the term of which we cannot predict, patent protection in the United States covering XP13512, our product candidate that is a Transported Prodrug of gabapentin, will expire no earlier than 2022. We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to XP13512, the composition-of-matter patents relating to gabapentin have expired. For XP19986, our product candidate that is a Transported Prodrug of R-baclofen, one U.S. patent has issued that will expire no earlier than 2025. In addition, three U.S. and 37 non-U.S. patent applications are pending. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.
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
     If third parties do not manufacture our product candidates in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates would be delayed.*
     We presently do not have on hand sufficient quantities of our product candidates to complete clinical trials of either XP13512 or XP19986. We do not currently own or operate manufacturing facilities, and we rely and expect to continue to rely on a small number of third-party compound manufacturers and active pharmaceutical ingredient formulators for the production of clinical and commercial quantities of our product candidates. We do not have commercial supply agreements with any of these third parties, and our agreements with these parties are generally terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform under our agreements or enter into new agreements, we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our product candidates in a timely manner from these third parties could delay clinical trials and prevent us or our partners from developing and commercializing our product candidates in a cost-effective manner or on a timely basis.

     We purchase substantial amounts of gabapentin, which is used to make XP13512, from Teva Pharmaceutical Industries, Ltd. pursuant to purchase orders issued from time to time. Teva’s sale of gabapentin is the subject of ongoing litigation brought by Pfizer Inc alleging infringement of a patent held by Pfizer. In July 2006, the Federal District Court ruled in favor of the generic gabapentin makers, including Teva, and Pfizer has appealed this ruling. In the event that Teva decides not to sell gabapentin to us, or decides to sell gabapentin to us at a price that is not commercially attractive, or, as a result of this litigation, ceases producing gabapentin, we would not be able to manufacture XP13512 until a qualified alternative supplier is identified. This could delay the development of, and impair our ability to commercialize, this product candidate.
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
     Any failure or delay in developing or manufacturing a new sustained-release tablet formulation of XP19986 could delay the clinical development and commercialization of this product candidate.*
     Cardinal Health PTS, LLC provided our requirements of XP19986 for our Phase 1 and Phase 2a clinical trials in the form of capsules containing controlled-release beads. However, we are currently developing a new sustained-release tablet formulation of XP19986 to replace the Cardinal Health capsules and intend to conduct future clinical trials with the new tablet formulation. We will need to complete additional Phase 1 clinical trials to assess the safety, tolerability and pharmacokinetics of the new sustained-release tablet formulation. To be successful, the sustained-release tablet formulation will need to demonstrate acceptable safety and efficacy, and there can be no assurance that clinical trials with the sustained-release tablet formulation will replicate results from our earlier clinical trials with the capsule formulation. The failure to replicate these earlier clinical trials would delay our clinical development timelines. We have engaged a third-party manufacturer for the new sustained-release tablet formulation. Any inability to obtain a qualified supplier, including an inability to obtain, or delay in obtaining, approval of a supplier from the FDA, would delay or prevent the clinical development and commercialization of this product candidate.
     Use of third-party manufacturers may increase the risk that we will not have adequate supplies of our product candidates. *
     Our current and anticipated future reliance on third-party manufacturers will expose us to risks that could delay or prevent the initiation or completion of clinical trials by us or our partners, the submission of applications for regulatory approvals, the approval of our products by the FDA or foreign regulatory authorities or the commercialization of our products or could result in higher costs or lost product revenues. In particular, our contract manufacturers:
•	could encounter difficulties in achieving volume production, quality control and quality assurance or suffer shortages of qualified personnel, which could result in their inability to manufacture sufficient quantities of drugs to meet clinical schedules or to commercialize our product candidates;

•	could terminate or choose not to renew manufacturing agreements, based on their own business priorities, at a time that is costly or inconvenient for us;

•	could fail to establish and follow FDA-mandated current good manufacturing practices, or cGMPs, which are required for FDA approval of our product candidates, or fail to document their adherence to cGMPs, either of which could lead to significant delays in the availability of material for clinical study and delay or prevent marketing approval for our product candidates;

•	could encounter financial difficulties that would interfere with their obligations to supply our product candidates; and

•	could breach, or fail to perform as agreed under, manufacturing agreements.
     As an example, one of our third-party manufacturers recently released quarterly results indicating that their earnings were adversely affected due to certain circumstances at one of its manufacturing operations, which, in turn, adversely affected financial covenants of certain loan facilities. If such financial difficulties interfere with their ability to satisfy their contractual obligations to supply our product candidates, there could be a delay in commencing or completing our clinical trials, which could also delay the development of, and impair our ability to commercialize, our product candidates
     If we are not able to obtain adequate supplies of our product candidates, it will be more difficult to develop our product candidates and compete effectively. Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. For example, gabapentin is also marketed as generic gabapentin by Teva, one of our third-party manufacturers.

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
     Because we have limited financial and managerial resources, we must focus on research programs and product candidates for the specific indications that we believe are the most promising. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, we have decided to postpone additional development efforts on XP20925, our Transported Prodrug of propofol, so that we can dedicate those resources to the development of XP21279, our Transported Prodrug of L-Dopa. In addition, we may spend valuable time and managerial and financial resources on research programs and product candidates for specific indications that ultimately do not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in situations where it would have been more advantageous for us to retain sole rights to development and commercialization.
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
     We estimate that we have at least five competitors in the neuropathic pain and RLS therapeutic areas, including GlaxoSmithKline plc, Eli Lilly and Company and Pfizer. Competition for XP13512 could include: approved drugs that act on the same target as XP13512, such as pregabalin, Neurontin and generic gabapentin; anti-Parkinson’s disease products and product candidates, such as ropinirole, which is approved for the treatment of moderate-to-severe RLS, pramipexole from Boehringer Ingelheim GmbH for the treatment of moderate-to-severe RLS, for which a new drug application, or NDA, was filed with the FDA in the fall of 2005 and for which approval was recently obtained in the European Union from the European Commission for the treatment of moderate-to-severe RLS and the rotigotine patch from Schwarz Pharma AG, which has recently announced Phase 3 data for the treatment of moderate-to-severe RLS; serotonin norepinephrine inhibitors, such as duloxetine from Eli Lilly, which is approved for the management of painful diabetic neuropathy; and gabapentin GR from Depomed, Inc., which is in a Phase 3 trial for post-herpetic neuralgia, or PHN. We are aware that generic gabapentin is marketed by Alpharma Inc., Pfizer, Teva and IVAX Corp, among others, and that it is prescribed off-label to treat a variety of conditions. We estimate that XP19986 could have several generic drug competitors in the spasticity area. There are several drugs approved for the treatment of spasticity, such as baclofen, diazepam, dantrolene sodium and tizanidine, and many therapies in development, such as Fampridine-SR from Acorda Therapeutics, Inc., that could compete with XP19986. We estimate that we have at least three competitors in the GERD therapeutic area, including AstraZeneca, Wyeth and TAP Pharmaceutical Products Inc. In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.

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
     Physicians are permitted to prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those uses tested and approved by the FDA. Such off-label uses are common across medical specialties. Various products are currently sold and used off-label for some of the diseases and conditions that we are targeting, and a number of companies are or may be, developing new treatments that may be used off-label. The occurrence of such off-label uses could significantly reduce our ability to market and sell any products that we may develop.
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
     Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*
     As of October 16, 2006, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 31.1% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.
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

     If there are large sales of our common stock, the market price of our common stock could drop substantially.*
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of October 16, 2006, we had 24,640,834 outstanding shares of common stock. Of these shares, up to 14,990,409 shares of common stock are tradable under Rule 144 or Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, subject in some cases to various vesting agreements, volume limitations and holding periods, and the remainder of the shares have been registered under the Securities Act and are freely tradable. In addition, 3,570,239 shares are held by our directors and executive officers and their affiliates and will be subject to volume, manner of sale and other limitations under Rule 144 under the Securities Act and various vesting agreements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from the Sale of Registered Securities
     Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-122156), which was declared effective by the SEC on June 2, 2005 and pursuant to which we sold 5,000,000 shares of our common stock. Morgan Stanley & Co. Incorporated acted as the sole book running and joint lead manager for the offering, Deutsche Bank Securities acted as co-lead manager for the offering and co-managers for the offering were Pacific Growth Equities, LLC and Lazard Capital Markets. In July 2005, the underwriters partially exercised their over-allotment option and purchased an additional 9,569 shares of our common stock, and we received net cash proceeds of approximately $63,000, after deducting underwriting discounts and commissions and other offering expenses. As of September 30, 2006, $20.0 million of the approximately $46.4 million in net proceeds received by us in the offering, after deducting approximately $6.2 million in underwriting discounts, commissions and other costs and expenses, were invested in various interest-bearing instruments, and $26.4 million of the net proceeds had been used for general corporate purposes, including clinical trial, research and development, general and administrative and manufacturing expenses. No payments were made to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.
Issuer Purchases of Equity Securities
     The following table provides information relating to repurchases of our common stock in the three months ended September 30, 2006:

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased (1)	per Share	Program	Program
July 1, 2006 — July 31, 2006	—	$—	N/A	N/A
August 1, 2006 — August 31, 2006	365	$7.50	N/A	N/A
September 1, 2006 — September 30, 2006	2,969	$2.70	N/A	N/A

Total	3,334	$3.23	N/A	N/A

(1)	The 3,334 shares of our common stock were repurchased by the company from employees upon termination of service pursuant to the terms and conditions of the company’s 1999 Plan, which permits us to elect to purchase such shares at the original issuance price.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.1	Specimen Common Stock Certificate (3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company (4)

4.3	Form of Rights Certificate (5)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2005, as filed with the SEC on November 3, 2005.

(2)	Filed as Exhibit 3.1 to our current report of Form 8-K (No. 000-51329), filed with the SEC on December 16, 2005, and incorporated herein by reference.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Filed as Exhibit 4.1 to our current report of Form 8-K (No. 000-51329), filed with the SEC on December 16, 2005, and incorporated herein by reference.

(6)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc. (Registrant)
/s/ Ronald W. Barrett
November 3, 2006	Ronald W. Barrett
Chief Executive Officer and Director

/s/ William G. Harris
William G. Harris
November 3, 2006	Senior Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.1	Specimen Common Stock Certificate (3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company (4)

4.3	Form of Rights Certificate (5)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2005, as filed with the SEC on November 3, 2005.

(2)	Filed as Exhibit 3.1 to our current report of Form 8-K (No. 000-51329), filed with the SEC on December 16, 2005, and incorporated herein by reference.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Filed as Exhibit 4.1 to our current report of Form 8-K (No. 000-51329), filed with the SEC on December 16, 2005, and incorporated herein by reference.

(6)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.