Form 10-K
period 2006-12-31
XENOPORT INC
filed 2007-03-07
CIK 1130591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-51329

XenoPort, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3330837
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3410 Central Expressway, Santa Clara, California	95051 (Zip Code)
(Address of principal executive offices)

(408) 616-7200
(Registrant’s telephone number, including area code):

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $0.001 per share Preferred share purchase rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $380.8 million based on the closing sale price as reported on the NASDAQ Global Market for such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2007

Common Stock, $0.001 par value per share	24,718,427 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 30, 2007 (Proxy Statement)	Part III

XENOPORT, INC.

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

Each of our product candidates is an orally available, patented or patentable new chemical entity that addresses large potential markets. Our innovative product candidates, which we refer to as Transported Prodrugs, are created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct deficiencies in the oral absorption, distribution and/or metabolism of the parent drug. We have designed our current Transported Prodrugs to be actively transported from the gastrointestinal, or GI, tract into the bloodstream, where they are metabolized to release the parent drug.

A key component of our strategy is to reduce the risks and time associated with drug development by capitalizing on the known safety, efficacy and established drug development history of the parent drugs. In addition, our product candidates are designed to be metabolized to release the parent drugs and natural substances with favorable safety characteristics. We believe that these features will increase the probability of successfully developing our product candidates. In addition, we intend to seek approval of our product candidates in indications for which the parent drugs have not been approved, but are nevertheless used off-label after having demonstrated efficacy in clinical trials. We believe that the improved characteristics of our product candidates will provide meaningful therapeutic benefits compared to existing drugs, as well as allow for approval to market in indications for which the parent drugs are not currently approved or promoted.

We plan to enter into agreements with pharmaceutical companies to maximize the commercial potential of our product candidates. To date, we have entered into two separate agreements for the development and commercialization of our most advanced product candidate. In December 2005, we entered into an agreement in which we licensed to Astellas Pharma Inc. exclusive rights to develop and commercialize this product candidate in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (collectively referred to as the Astellas territory). In February 2007, we announced an exclusive collaboration with Glaxo Group Limited, or GSK, to develop and commercialize our most advanced product candidate in all countries of the world other than the Astellas territory.

Our current portfolio of proprietary product candidates includes the following:

•	XP13512 for RLS. XP13512 is a Transported Prodrug of gabapentin. XP13512 is currently being evaluated in a Phase 3 clinical program for the treatment of RLS. RLS is characterized by an irresistible urge to move one’s legs, usually accompanied by unpleasant sensations or pain in the legs. A study published in the May 2004 issue of Sleep Medicine has indicated that approximately 10% of patients visiting primary care physicians in the United States and four European countries experience RLS symptoms at least weekly, with approximately 2% of patients visiting primary care physicians suffering from symptoms severe enough to disrupt their quality of life.

•	XP13512 for Neuropathic Pain, Including PHN. We have also shown in a Phase 2a clinical trial that XP13512 is effective for the management of PHN, a chronic type of neuropathic pain that can follow the resolution of shingles. About 500,000 cases of shingles occur in the United States annually, and the estimated prevalence of PHN in 2003 was 272,000 patients in the United States and six other major pharmaceutical markets, collectively.

•	XP19986 for GERD and Spasticity. XP19986 is a Transported Prodrug of R-baclofen that is in development for the treatment of GERD, which is a digestive system disorder caused primarily by inappropriate relaxations of the lower esophageal sphincter, which is a combination of muscles that controls the junction between the esophagus and the stomach. GERD is characterized by the frequent, undesirable passage of stomach contents into the esophagus that results in discomfort and potential damage to the lining of the esophagus. Approximately $10.0 billion is spent worldwide each year on GERD and heartburn medications, and approximately 6% of the global population experiences GERD symptoms daily. XP19986 has generated positive data in a Phase 2a clinical trial indicating that single doses of XP19986 were well tolerated and produced statistically significant reductions in the number of reflux episodes and episodes of heartburn associated with reflux in patients with GERD. XP19986 is also a potential treatment for the symptoms of spasticity. The prevalence of spasticity due to multiple sclerosis, stroke and cerebral palsy in 2002 was approximately 5.2 million patients in the United States and six other major pharmaceutical markets, collectively.

•	XP21279 for Parkinson’s Disease. XP21279 is a Transported Prodrug of levodopa, or L-Dopa, that is in preclinical development for the treatment of Parkinson’s disease. Approximately 1% of the U.S. population over 65 years old has been diagnosed with Parkinson’s disease. According to the IMS National Prescription Audit Report and the IMS National Disease and Therapeutic Index Report, it is estimated that there were approximately 6.5 million prescriptions written in the United States in 2005 for treating the symptoms of Parkinson’s disease. We plan to file an investigational new drug application, or IND, for XP21279 in the second half of 2007.

•	XP20925 for Migraine and Chemotherapy-Induced Nausea and Vomiting. XP20925 is a Transported Prodrug of propofol that is in preclinical development for the treatment of migraine and chemotherapy-induced nausea and vomiting. According to Datamonitor, in 2002, the commercial market for migraine, the most common neurological disorder in the developed world, was estimated to be $2.5 billion. In 2000, global sales of anti-nausea drugs were approximately $1.8 billion, and the incidence of cancer, the treatment of which is a major cause of nausea and vomiting, was approximately 3.1 million patients in the United States and six other major pharmaceutical markets, collectively. We plan to continue development of XP20925 at an appropriate time in the future depending on the availability of resources.

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

Since most nutrients contain chemical features that prevent effective passive diffusion through cellular barriers, the human body contains specific membrane proteins, known as transporters, that are responsible for carrying nutrients into cells and across cell barriers. There are hundreds of different transporters in the human body that vary in the types of molecules they recognize and their localization to certain cells and tissue barriers. Active transport refers to cellular transporter mechanisms that capture nutrients and carry them across membranes.

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

Our Product Candidates

The following table summarizes our first four product candidates:

XenoPort
Product		Parent
Candidate	Commercialization Rights	Compound	Target Indications	Development Status

XP13512	• Astellas: six Asian countries	Gabapentin	• Restless legs syndrome (RLS)	• Phase 3 clinical trials ongoing
	• GSK: worldwide, excluding the Astellas territory		• Neuropathic pain, including post-herpetic neuralgia (PHN)	• Phase 2a clinical trial successfully completed
• XenoPort: U.S. co-promotion option with GSK
XP19986	Retained by XenoPort	R-baclofen	• Gastroesophageal reflux disease (GERD)	• Phase 2a clinical trial successfully completed
			• Spasticity	• Phase 1 clinical trials
XP21279	Retained by XenoPort	L-Dopa	• Parkinson’s disease	• Preclinical
XP20925	Retained by XenoPort	Propofol	• Migraine	• Preclinical
			• Chemotherapy-induced nausea and vomiting	• Preclinical

XP13512 — A Transported Prodrug of Gabapentin

Our most advanced product candidate is XP13512, which we are developing for the treatment of RLS and neuropathic pain, including PHN. We hold a composition-of-matter patent on XP13512 and have filed patent applications directed to XP13512 methods of synthesis and use in the United States and other jurisdictions.

Parent Drug Background

XP13512 is metabolized by the body to release gabapentin, a drug that has been sold by Pfizer Inc as Neurontin since 1993 and is currently sold as a generic drug by a number of companies. Gabapentin is approved for marketing in the United States as adjunctive therapy in the treatment of partial seizures in patients with epilepsy and for the management of PHN. In addition, based on a variety of medical studies showing its safety and efficacy, gabapentin is prescribed by physicians, off-label, to treat a wide range of psychiatric, neurological and pain conditions, including RLS and other forms of neuropathic pain besides PHN. Gabapentin has a side effect profile that is considered very favorable, with dizziness and somnolence, or drowsiness, as the most commonly reported side effects. Neurontin achieved peak sales of approximately $2.7 billion worldwide in 2004, before the launch in the United States of generic gabapentin in October 2004. In the United States, annual prescriptions for gabapentin totaled approximately 20 million in 2006.

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

We believe that these suboptimal characteristics of gabapentin result from the mechanism responsible for the absorption of gabapentin. Gabapentin is actively transported across the GI tract after administration. However, the specific transporter mechanism responsible for gabapentin absorption appears to have limited capacity, which seems to vary among individuals, and which is predominantly expressed in the upper GI tract. Due to gabapentin’s poor absorption in the lower GI tract, the use of sustained-release formulations to correct the frequent dosing requirement has not been possible.

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

Phase 1 Clinical Trials

We have completed the following six Phase 1 clinical trials of XP13512 that included a total of 167 healthy volunteers.

•	In a single rising-dose, safety, tolerability and pharmacokinetic trial in 49 healthy subjects, an immediate-release capsule formulation of XP13512 taken orally was shown to produce dose-proportional blood levels of gabapentin. At the four highest doses, XP13512 produced higher gabapentin levels in the blood in all subjects when compared to a near equivalent oral dose of Neurontin taken by the same subject one week after taking XP13512.

•	In a multiple rising-dose, safety, tolerability and pharmacokinetic trial in 38 healthy subjects, oral doses of 350, 700, 1400 and 2100 mg of an immediate-release capsule formulation of XP13512 were administered twice a day for seven days. Pharmacokinetic results were similar to the single-dose clinical trial described above.

•	In a single-dose, crossover, pharmacokinetic trial in 24 healthy subjects, three different 600 mg sustained-release formulations of XP13512 were compared to the immediate-release formulation of XP13512 in order to facilitate development of a sustained-release formulation.

•	In a single-dose, crossover, pharmacokinetic trial in 12 healthy subjects, two 600 mg sustained-release tablets of XP13512 were compared to 600 mg of Neurontin. These doses are nearly equivalent in terms of the number of gabapentin molecules present. XP13512 was studied when given with and without food, while Neurontin was studied without food. Compared to Neurontin, XP13512 sustained-release tablets produced higher gabapentin blood levels for a longer period of time. Gabapentin levels in blood were greatest when XP13512 was taken with food.

•	In a single-dose, crossover, safety, tolerability and pharmacokinetic trial in 12 healthy subjects, sustained-release XP13512 tablets used in previous clinical trials were compared to tablets produced on a larger scale by Patheon Pharmaceuticals, Inc. XP13512 was given as a 1200 mg dose with food. Results from this clinical trial suggest that the new tablets from Patheon produce blood levels of gabapentin that are similar to those produced by tablets used in the previous clinical trials. The Patheon sustained-release tablets are being used in our Phase 3 clinical program.

•	In a double-blind, randomized, placebo-controlled, dose-escalation, crossover trial in 32 healthy subjects, 2400, 3600, 4800 or 6000 mg of sustained-release tablets of XP13512 were compared at each dose level to placebo to assess the safety, tolerability and pharmacokinetics of XP13512. Preliminary results indicate that XP13512 produced dose-proportional gabapentin levels in the blood across the entire dose range, and there was no evidence of saturation of drug absorption.

The results of all of these Phase 1 clinical trials indicated that XP13512 was generally well tolerated at all doses. Reported adverse events were consistent with those reported previously for gabapentin. In addition, these clinical trials indicated that XP13512 was rapidly absorbed and converted to gabapentin. Exposure to the intact Transported Prodrug was low and transient compared to the level of gabapentin produced at all dose levels.

Initial Target Indications

Restless Legs Syndrome

Background on RLS.  RLS is a common, under-diagnosed neurological condition that frequently manifests itself as a sleep disorder. Patients who suffer from RLS experience an irresistible urge to move their legs. This urge is usually accompanied by unpleasant sensations of burning, creeping, tugging or tingling inside the patients’ legs, ranging in severity from uncomfortable to painful. These RLS-related symptoms typically begin or worsen during periods of rest or inactivity, particularly when lying down or sitting, and may be temporarily relieved by movement such as walking or massaging the legs. Symptoms often worsen at night, and disturbed sleep is a common result of RLS. Left untreated, RLS may cause exhaustion, daytime fatigue, inability to concentrate and impaired memory.

Potential Market.  According to the National Institute of Neurological Disorders and Stroke, RLS is the third largest sleep disorder, after insomnia and sleep apnea. Although the exact prevalence rate of RLS is uncertain, a study published in the May 2004 issue of Sleep Medicine indicated that approximately 10% of patients visiting primary care physicians in the United States and four European countries (France, Germany, Spain and the United Kingdom) experience RLS symptoms at least weekly, with approximately 2% of patients visiting primary care physicians suffering from symptoms severe enough to disrupt their quality of life.

Current Treatments.  Current treatments of RLS include dopamine agonists, opioids, benzodiazepines and anticonvulsants, such as gabapentin. In May 2005, GSK received approval from the U.S. Food and Drug Administration, or FDA, to market the dopamine agonist ropinirole, known as Requip, for the treatment of moderate-to-severe RLS. In addition, in November 2006, Boehringer Ingelheim GmbH received approval from the FDA for pramipexole, known as Mirapex. In April 2006, both ropinirole and pramipexole were approved in the European Union by the European Commission for the treatment of moderate-to-severe RLS.

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

Phase 2a Clinical Trial Results.  We have completed a Phase 2a clinical trial of XP13512 as a treatment for RLS. The trial included 38 patients diagnosed with RLS using the International RLS Study Group diagnostic criteria at nine clinical sites in the United States. The objective of this Phase 2a clinical trial was to further assess the safety and pharmacokinetics of the sustained-release tablet formulation of XP13512, as well as to assess preliminary efficacy in patients after two weeks of XP13512 therapy. The trial was a randomized, double-blind, placebo-controlled, crossover clinical trial designed to test XP13512 versus placebo in patients with RLS. XP13512 was dosed twice a day, once at 5:00 p.m. (600 mg) and again one hour before bedtime (1200 mg). The primary endpoint of the clinical trial was the change in the IRLS rating scale score from baseline to the end of the treatment period. A number of secondary endpoints were also examined, including objective sleep measures obtained by polysomnogram, or sleep laboratory measurements, which were conducted prior to, and at the end of, each treatment.

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

Phase 2b Clinical Trial Results.  We have completed a Phase 2b clinical trial of XP13512 as a treatment for RLS. The trial included 95 patients diagnosed with RLS using the International RLS Study Group diagnostic criteria at 14 clinical sites in the United States. The objective of this Phase 2b clinical trial was to assess the safety and efficacy of lower doses of XP13512 given once daily. The trial was a randomized, double-blind, placebo-controlled clinical trial designed to test 600 mg and 1200 mg of XP13512 versus placebo administered once per day at evening meal for 14 days. The primary endpoint of the clinical trial was the change in the IRLS rating scale score from baseline to the end of the treatment period. A number of secondary endpoints were also examined, including Patient and Investigator Clinical Global Impression of Change, or CGI, scales, which are recognized measures of patient and physician assessments of clinical change, subjective measures of sleep and symptom severity throughout the day, assessed with a 24-hour diary.

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

Planned Clinical Development and Regulatory Filing.  Based on the results of our Phase 2 clinical trials, we are currently evaluating XP13512 in a Phase 3 clinical program for the treatment of RLS. The Phase 3 clinical program encompasses multiple U.S. trials, including two 12-week, randomized, double-blind, placebo-controlled trials designed to evaluate the safety and efficacy of 1200 mg of XP13512 administered once a day at approximately 5:00 p.m. The second of these trials will also evaluate the safety and efficacy of 600 mg of XP13512 administered once a day at approximately 5:00 p.m. The co-primary outcome measures for these trials are defined to be the change from baseline in the IRLS rating scale score and the Investigator CGI scale at the end of treatment. Secondary endpoints include onset of efficacy and subjective sleep, pain, mood and quality of life assessments. The first trial commenced in March 2006 and completed enrollment of approximately 200 patients in October 2006. We expect that top-line data from this trial will be available in the second quarter of 2007. The second trial was initiated in August 2006. We plan to enroll approximately 300 patients in this trial.

In addition, we commenced in May 2006 a Phase 3 clinical trial to assess the long-term efficacy of XP13512. Using a placebo-controlled, “randomized withdrawal” design, we will evaluate relapse of RLS symptoms in

XP13512-treated or placebo-treated patients who had previously achieved clinical improvement while taking 1200 mg of XP13512 for 24 weeks. We completed enrollment for this trial in January 2007.

We also plan to collect additional information that is typically required for submission of a new drug application to the FDA, including an examination of the exposure/response relationship, pharmacokinetics in a special population, drug/drug interactions, cognition, driving proficiency and cardiovascular safety. In addition, extension phases of the two 12-week studies will assess the safety of XP13512 treatment extending up to 12 months. These trials have commenced or are planned to commence in 2007. The results of the Phase 3 clinical trials, combined with the results from other XP13512 clinical trials in RLS patients, are intended to meet the International Committee for Harmonization, or ICH, guidelines for safety assessment.

Following our clinical development, and provided that we obtain positive clinical trial results, pursuant to the terms of our agreement, GSK will be responsible for filing a new drug application, or NDA, with the FDA for XP13512 as a treatment for RLS.

Neuropathic Pain, Including PHN

Background on Neuropathic Pain.  Neuropathic pain is pain that results from damage to nerves. The damage may result from a variety of causes, including injury or illnesses such as diabetes, HIV and shingles. In addition, the toxic effects of therapy used to treat patients with cancer or HIV may also cause nerve damage leading to neuropathic pain. One form of chronic neuropathic pain is PHN. PHN is a complication of shingles, a painful outbreak of rash or blisters on the skin caused by a reactivation of the same virus that causes chicken pox. PHN is often characterized as constant stabbing, burning or electric shock-like sensations in the area affected by shingles after the rash has cleared. Approximately 10% to 15% of all patients with shingles develop PHN, which can persist for many years.

Potential Market.  Datamonitor estimates that the aggregate prevalence in 2003 of all forms of neuropathic pain was 62.6 million patients in the United States and six other major pharmaceutical markets, collectively. Datamonitor estimates that the prevalence of PHN during 2003 was 272,000 patients in the United States and six other major pharmaceutical markets, collectively. In May 2006, Merck & Co. received FDA approval for Zostavax, a live attenuated vaccine, to help prevent shingles. In October 2006, the U.S. Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices voted unanimously to recommend that adults 60 years of age and older be vaccinated with Zostavax for the prevention of shingles. While Zostavax is not a treatment for shingles or PHN, the availability of this vaccine could impact the future market for therapies for PHN.

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

Development, Commercialization and Partnering Strategy

Due to the large markets for which we intend to seek regulatory approval for XP13512 and the requirement of a primary care physician sales force to address these markets, we have entered into agreements with pharmaceutical partners to maximize the potential commercial value of XP13512. In December 2005, we entered into a license agreement with Astellas for exclusive rights to develop and commercialize XP13512 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan, which we collectively refer to as the Astellas territory. Astellas made an up-front payment to us of $25.0 million, has paid an additional milestone of $10.0 million and may make additional milestone payments to us of up to $50.0 million. We will receive royalties on any sales of XP13512 in the Astellas territory. Astellas may terminate the collaboration at its discretion after a specified period of time. In such event, all XP13512 product rights would revert to us and we would be entitled to specified transition assistance from Astellas.

Additionally, in February 2007, we announced an exclusive collaboration with GSK to develop and commercialize XP13512 worldwide, excluding the Astellas territory. GSK made an up-front payment to us of $75.0 million that we received March 7, 2007, and GSK has agreed to make additional payments of up to $275.0 million upon the achievement of pre-commercialization milestones and up to $290.0 million upon the achievement of specified sales levels. Under the terms of the agreement, which remains subject to review by the U.S. Federal Trade Commission, or FTC, GSK would be responsible for all future development costs, with the exception of specified development costs that we will assume in connection with the development of XP13512 for RLS in the United States. We would be entitled to a percentage of sales of XP13512 in the GSK territory for a specified period of time, unless we elect the option to co-promote XP13512 in the United States. In the event that we elect the co-promotion option for XP13512, we would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States for so long as XP13512 is sold, as well as payments on details we perform in the United States on Requip 14H and Requip 24H, GSK’s development-stage product candidates for RLS and Parkinson’s disease. Upon approval from the FDA of the NDA for XP13512, we would co-promote XP13512 in the United States to those same prescribers. We have granted GSK an exclusive license to develop and market XP13512 in all markets outside the United States other than the Astellas territory. GSK has the right to terminate the agreement in its entirety for any reason following 12 months from the date of execution. GSK may terminate the collaboration at its discretion upon 60-days’ written notice to us prior to, and 120-days’ written notice to us following, the first commercial sale of XP13512. In such event, all XP13512 product rights would revert to us and we would be entitled to specified transition assistance from GSK. In the event of a termination by GSK after it has obtained marketing approval and has commercially launched XP13512 for neuropathic pain in certain identified countries, we will be obligated to pay to GSK royalties on sales of the product for at least ten years.

XP19986 — A Transported Prodrug of R-baclofen

We are developing our product candidate, XP19986, a Transported Prodrug of R-baclofen, for the treatment of patients with GERD. XP19986 is also a potential treatment for the symptoms of spasticity. We hold a composition-of-matter U.S. patent on XP19986 and have filed patent applications directed to XP19986 methods of synthesis and use in the United States and other jurisdictions.

Parent Drug Background

Baclofen is thought to selectively act on the target that is known as the GABA(B) receptor. Baclofen is racemic, which means it is a mixture of R and S isomers. Only the R isomer is active at GABA(B) receptors. Baclofen, which is now sold as a generic drug in the United States, has been used since 1977 for the alleviation of the signs and symptoms of spasticity in patients with multiple sclerosis, stroke or cerebral palsy, as well as other pain and spasm conditions. According to the IMS National Prescription Audit Report, for the 12 months ended December 31, 2006, there were approximately 3.5 million prescriptions written for baclofen in the United States. Published studies indicate that baclofen may also be effective in treating GERD. Although baclofen has acceptable oral absorption, its short duration in blood of three to four hours necessitates dosing at least three times per day. This dosing regimen produces substantial peaks and troughs in drug exposure, which may be the cause of side effects such as significant drowsiness, weakness and dizziness during peak drug levels and diminished efficacy during trough drug levels. However, due to its poor absorption in the colon, a less frequently dosed sustained-release formulation of baclofen that produces a more constant level of baclofen in the blood is not technically feasible. To address these deficiencies of oral baclofen, an implantable pump that delivers baclofen directly into the spinal cord fluid via a catheter has been developed. However, physicians typically reserve this invasive surgical procedure for those few patients who are not suitable for oral baclofen.

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

XP19986 was designed to rapidly convert to R-baclofen upon absorption, with limited systemic exposure to the intact Transported Prodrug. Once absorbed, XP19986 converts to R-baclofen and natural substances that have well-studied, favorable safety characteristics. We believe that the inherently safe nature of the metabolic breakdown products of XP19986 should provide XP19986 with a safety profile that is at least comparable to, and potentially better than, that seen with racemic baclofen.

We are developing sustained-release formulations of XP19986 that may be suitable for once- or twice-daily dosing. We believe that XP19986, if successfully developed, will be superior to baclofen as a treatment for spasticity and as a potential treatment for GERD because of its reduced dosing frequency, improved patient compliance, improved efficacy and/or reduced side effects.

Phase 1 Clinical Trials

We have completed three Phase 1 clinical trials of XP19986 that included a total of 149 healthy volunteers.

•	In a two-stage safety, tolerability and pharmacokinetics trial in healthy adult volunteers, we administered three different capsule formulations of XP19986. One of the formulations was an immediate-release formulation, while the other two formulations were intended to release XP19986 in a more sustained fashion. Results from this initial Phase 1 trial indicated that XP19986 was well tolerated under the tested conditions. Subjects reported few adverse events. All reported adverse effects were mild in nature and have been reported previously for racemic baclofen. One of these formulations produced a pharmacokinetic profile suitable for twice-a-day dosing and was selected for further studies.

•	In a safety, tolerability and pharmacokinetics trial of XP19986 in healthy adult volunteers, a controlled-release capsule formulation of XP19986 taken orally was shown to produce dose-proportional blood levels of R-baclofen. XP199886 was well tolerated with few reports of drug-related adverse effects at doses below 80 mg. At the 80 mg dose level, subjects receiving XP19986 reported a number of central nervous system side effects that have been previously reported for baclofen, with somnolence being reported by three of eight subjects. There were no serious adverse events in the trial.

•	In a safety, tolerability and pharmacokinetics trial of novel formulations of XP19986 in healthy adult volunteers, three different sustained-release tablet formulations of XP19986 were administered with or without food. One of these formulations produced sustained exposure to R-baclofen in blood, consistent with requirements for dosing once daily in the treatment of patients with GERD. A second formulation produced a profile that would be potentially suited to twice daily treatment of patients with spasticity. Results from this Phase 1 trial also indicated that XP19986 was well tolerated under the tested conditions. Subjects reported few adverse events. All reported adverse effects were mild in nature and have been reported previously for racemic baclofen.

The results of these Phase 1 clinical trials indicated that XP19986 was well absorbed and rapidly converted to the R isomer of baclofen. Exposure to the intact Transported Prodrug was low and transient. Comparison of these data with historical pharmacokinetic data for racemic baclofen suggests that XP19986 taken once a day or twice a day should be associated with a decreased peak-to-trough ratio of R-baclofen blood levels over 24 hours compared to racemic baclofen dosed three or four times a day.

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

Potential Market.  Approximately $10.0 billion is spent worldwide each year on GERD and heartburn medications, and approximately 6% of the global population experiences GERD symptoms daily.

Current Treatments.  Conventional treatment for GERD encompasses medications that suppress stomach acid, including proton pump inhibitors such as Nexium, Prilosec and Prevacid, H2 receptor antagonists such as Tagamet, Pepcid and Zantac, as well as over-the-counter antacids. However, these treatments are not effective in all patients, and there is a subset of patients who suffer from reflux of stomach contents that are not acidic, such as bile, who do not respond to these acid suppression treatments.

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

While these studies suggest a potential role for baclofen in the treatment of GERD, it is currently not approved for this indication, and we believe that it is unlikely that an approval of baclofen for this indication will be pursued because of the requirement for frequent dosing. We believe that providing a steady exposure of the R isomer of baclofen to patients with a once- or twice-daily dosage of XP19986 may result in reduced side effects compared to racemic baclofen and may demonstrate improved efficacy in the treatment of GERD.

Phase 2a Clinical Trial Results.  XP19986 has generated positive data in a Phase 2a clinical trial that evaluated the reduction in the number of reflux episodes in patients with GERD. The single-dose, randomized, double-blind, placebo-controlled, cross-over clinical trial enrolled 50 patients at three sites in the United States. Enrolled patients had a history of GERD symptoms at least three times per week and met a screening criterion of 20 or more reflux events in the two hours following a reflux-provoking meal. Reflux was monitored using a pH/impedance probe placed in the esophagus. The pH/impedance probe allows the monitoring of both acid and non-acid reflux episodes. Each patient who met the entry criteria received single doses of XP19986 or placebo in separate test periods with four to seven days between testing periods. On the testing days, dosing occurred one hour after probe placement. Reflux-provoking meals were consumed at two hours and six hours after dosing, and patients were required to lie on their right side for two hours after each meal to further provoke lower esophageal sphincter relaxations. Reflux was monitored continually for 12 hours. Patients also recorded when they experienced heartburn or regurgitation symptoms. In addition, blood samples were taken at regular time intervals for the purpose of pharmacokinetic assessment. Separate cohorts of patients were administered 10, 20, 40 or 60 mg single doses of XP19986, which was formulated in a prototype controlled-release capsule that had been tested previously in healthy subjects.

The pre-specified primary endpoint for the clinical trial was the total number of reflux episodes over the 12-hour monitoring period following the dose of XP19986 or placebo. Acid and non-acid reflux were analyzed as secondary endpoints. Reflux episodes by hour and the number of heartburn and regurgitation events were also analyzed. The median number of total reflux episodes over 12 hours after placebo treatment for the combined dose groups was 50.5 (N=44). The median change in total reflux episodes after XP19986 treatment compared to placebo treatment was −9.5 (p=0.0050).

XP19986 treatment, compared to placebo, was also associated with a statistically significant reduction in the number of acid reflux episodes during the 12-hour monitoring period. The median number of acid reflux episodes during placebo treatment for the combined dose groups was 39.0, with a median reduction of −9.5 (p=0.0027) following XP19986 treatment. Further evaluation of individual dose groups showed that XP19986 dosing was associated with statistically significant reductions in acid reflux episodes in both the 40 mg (p=0.0498) and 60 mg (p=0.0039) dose groups, with 18 of 20 patients in these two dose groups having fewer acid reflux episodes in the 12 hours after XP19986 treatment compared to placebo treatment. In addition, analysis of the combined doses for reflux occurring during each hour interval after dosing indicated that the number of reflux episodes increased after each meal, as expected. XP19986 treatment resulted in a reduction, compared to placebo, of reflux episodes at all periods beyond the 3rd hour, with reductions reaching statistical significance in the 4th, 8th, 9th and 10th hours.

Single-dose treatment with XP19986 resulted in a statistically significant reduction, compared with placebo, in the number of heartburn events that were associated with a reflux episode over the 12-hour monitoring period (p=0.0294 for the combined dose groups). XP19986 was well tolerated at all dose levels with few reported adverse events. Pharmacokinetic results indicated that exposure to R-baclofen was proportional to dose with an extended length of exposure, similar to that observed previously in Phase 1 clinical trials in healthy subjects.

Planned Clinical Development.  We plan to conduct a multi-dose, dose-ranging Phase 1 clinical trial to further evaluate the safety and tolerability of the newly identified potential once-a-day formulation of XP19986, and then conduct a Phase 2 clinical trial designed to evaluate the optimal dose of XP19986 as a potential treatment of GERD symptoms.

Spasticity

Background on Spasticity.  Spasticity is a widespread and debilitating condition that is associated with some common neurological disorders, such as multiple sclerosis, stroke and cerebral palsy. Spasticity is a condition in which certain muscles are continuously contracted, causing stiffness or tightness of muscles that interfere with movement or speech.

Potential Market.  Reports indicate that the prevalence of spasticity due to multiple sclerosis, stroke and cerebral palsy in 2002 was approximately 5.2 million patients in the United States and six other major pharmaceutical markets, collectively. According to the IMS National Prescription Audit Report, for the 12 months ended December 31, 2006, there were approximately 3.5 million prescriptions written for baclofen in the United States. According to data on baclofen prescriptions, multiple sclerosis, spinal disease/injury, pain conditions and spasm conditions accounted for 80% of baclofen use. Besides baclofen, treatments for spasticity include diazepam, tizanidine and dantrolene sodium. Although these medications may provide symptom relief in some people, they are often only partially effective and generally require dosing three or more times a day. In addition, these medications are often associated with unwanted side effects such as sedation and weakness, as well as issues with bladder, bowel and sexual function.

We believe that a Transported Prodrug of R-baclofen that can be taken twice each day to provide a steady exposure of R-baclofen to patients may more adequately address the needs of spasticity patients than current therapies, including racemic baclofen.

Development, Commercialization and Partnering Strategy

Due to the requirement of a primary care physician sales force to address the GERD market, we intend to seek a development and commercialization partner for the development and commercialization of XP19986 for the potential treatment of GERD. Since the spasticity market could be served through a smaller, focused sales force, we may seek to retain promotional rights to XP19986 in the United States for spasticity indications.

XP21279 — A Transported Prodrug of L-Dopa

We are developing our product candidate, XP21279, a Transported Prodrug of L-Dopa, for the treatment of Parkinson’s disease. We have filed patent applications directed to XP21279 composition of matter, methods of synthesis and use in the United States and other jurisdictions.

Parent Drug Background

Patients with Parkinson’s disease have a deficiency of the neurotransmitter dopamine resulting from neuronal degeneration within certain nerve cells in an area of the brain collectively known as the substantia nigra. L-Dopa is an immediate precursor of dopamine that, unlike dopamine, readily crosses the blood brain barrier. When administered in conjunction with carbidopa (and, in some cases, with benzerazide, carbidopa and entacapone), L-Dopa is protected from rapid degradation by peripheral enzymes, or enzymes that are outside of the brain, and able to convert to dopamine at its desired site of action in the brain.

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

Our Transported Prodrug

We believe that XP21279 has the potential to improve upon the deficiencies of L-Dopa. XP21279 is designed to engage natural nutrient transport mechanisms located throughout the length of the GI tract and then be rapidly converted to L-Dopa by the body’s endogenous enzymes. In addition to L-Dopa, the metabolic breakdown products of XP21279 are substances with favorable safety characteristics. Because XP21279 is designed to be well absorbed from the lower GI tract, we believe that it can be formulated for sustained release, thus reducing fluctuations of L-Dopa levels in the bloodstream. From December 2002 to December 2004, we were engaged in a collaboration with the ALZA division of Johnson & Johnson to jointly develop Transported Prodrugs of L-Dopa. In March 2005, ALZA relinquished all rights to such Transported Prodrugs, subject to a royalty upon sales of certain product candidates if they are ultimately commercialized.

Initial Target Indication

Parkinson’s Disease

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

Another class of drugs, called dopamine agonists, is also commonly used to treat Parkinson’s disease. Dopamine agonists, which include bromocriptine, pergolide, pramipexole and ropinirole, mimic the role of dopamine in the brain, which causes neurons to react as they would to dopamine. In spite of their wide use, both L-Dopa and dopamine agonists remain suboptimal in treating the symptoms of Parkinson’s disease. L-Dopa therapy has been associated with “wearing-off,” a condition where treatment effects diminish over time as the disease progresses, and “on-off” dyskinesias, or impairment of movement, due to changes in L-Dopa plasma concentrations. Dopamine agonists are generally considered the next most powerful drug class in treating the symptoms of Parkinson’s disease, but are more likely to cause hallucinations, confusion and psychosis, especially in the elderly.

Planned Clinical Development.  We plan to file an IND for XP21279 in the second half of 2007. Given the known safety and efficacy of L-Dopa for the treatment of Parkinson’s disease, our goal is to develop an improved L-Dopa therapy that provides more constant, extended exposure of L-Dopa in the brain compared to current treatments.

XP20925 — A Transported Prodrug of Propofol

Our fourth product candidate is XP20925, a Transported Prodrug of propofol, for the treatment of migraine and chemotherapy-induced nausea and vomiting. We have filed patent applications directed to XP20925 composition of matter, methods of synthesis and use in the United States and other jurisdictions.

Parent Drug Background

Propofol is a rapid, short-acting intravenous anesthetic that is widely used in hospitals and outpatient settings to induce and maintain anesthesia during surgery or to sedate patients undergoing diagnostic or medical procedures. Diprivan, the brand name of propofol, has been administered to more than 330 million people worldwide since its launch in 1986. Propofol has very poor oral absorption due primarily to extensive metabolism in the GI tract.

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

Blood Brain Barrier

We have efforts underway to further extend our proprietary technology to transporters found in the blood brain barrier with a goal of improving CNS penetration. The blood brain barrier is an important obstacle to the effectiveness of compounds acting on CNS targets. The highly restrictive endothelium of the brain capillary bed and the protective epithelial layer of a part of the brain known as the choroid plexus comprise a formidable barrier of cells through which drugs must pass from the blood to enter the brain. However, many natural compounds needed to feed the high metabolic activity of the brain are selectively absorbed into the CNS, particularly through the extensive capillary beds in the brain. In some cases, large amounts of these compounds are actively pumped from the blood to the brain by transporter proteins. From November 2003 to November 2005, we were engaged in a collaboration with Pfizer to jointly develop transporter technology to enhance the delivery of drugs to the brain. The program was exclusive during the term of the collaboration and provided Pfizer with non-exclusive rights to resulting technologies.

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

Our Strategic Alliances

Astellas Pharma Inc.

In December 2005, we entered into an agreement in which we licensed to Astellas exclusive rights to develop and commercialize XP13512 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. Under the terms of this agreement, we received an initial license payment of $25.0 million and a $10.0 million milestone payment upon the initiation of our first Phase 3 clinical trial of XP13512 in RLS patients in the United States. In addition, we are eligible to receive clinical and regulatory milestone payments totaling up to an additional $50.0 million, including a milestone payment of $5.0 million at the completion of our first Phase 3 clinical trial of XP13512 in RLS patients in the United States. We will provide Astellas both clinical and commercial supplies of XP13512 and will receive royalties on any sales of XP13512 in the Astellas territory at a royalty rate in the mid-teens on a percentage basis.

Glaxo Group Limited

In February 2007, we announced an exclusive collaboration with GSK to develop and commercialize XP13512 in all countries of the world other than the Astellas territory. GSK made an up-front, non-refundable payment to us of $75.0 million that we received on March 7, 2007, and GSK has agreed to make additional payments of up to $275.0 million upon the achievement of pre-commercialization milestones and up to $290.0 million upon the achievement of specified sales levels. In addition, GSK would also be responsible for all future development costs, with the exception of specified development costs that we will assume in connection with the development of XP13512 for RLS in the United States. Subject to positive Phase 3 clinical data, GSK would file the NDA for RLS with the FDA. GSK would lead the development and registration of XP13512 for all other indications, including neuropathic pain. GSK would also be solely responsible for the manufacture of XP13512 to support its development and commercialization within the licensed territories. We would be entitled to receive royalties based upon a percentage of sales of XP13512 in the GSK territory for a specified period of time, unless we elect the option to co-promote XP13512 in the United States. In the event that we elect the co-promotion option for XP13512, we would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States for so long as XP13512 is sold, as well as payments on details we perform in the United States on Requip 14H and Requip 24H, GSK’s development-stage product candidates for RLS and Parkinson’s diseases. Upon FDA approval of the NDA for XP13512, we would co-promote XP13512 in the United States to those same prescribers. Although the collaboration agreement contemplated that it would be subject to clearance from the FTC under the Hart-Scott-Rodino Improvements Act, or HSR, it was determined that no such regulatory filing was required under the HSR Act in connection with the agreement. However, the collaboration remains subject to review by the FTC. GSK may terminate our collaboration agreement in its entirety for any reason after the first 12 months from the date of execution.

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

Issued U.S. and foreign patents generally expire 20 years after filing. As of February 1, 2007, we held 17 issued U.S. patents, including composition-of-matter patents on XP13512 and XP19986. As of that date, we had 76 pending patent applications in the United States, including composition-of-matter patent applications on XP19986, XP21279 and XP20925. Of the 17 U.S. patents that we hold, 13 patents are compound- and composition-related, having expiration dates from 2021 to 2025; one patent is synthesis-method related, having an expiration date in 2022; and three patents are screening methodology-related, having expiration dates from 2022 to 2023. We hold two issued foreign patents. We have 16 pending Patent Cooperation Treaty, known as PCT, regional applications that permit us to pursue patents outside of the United States, 29 pending European regional patent applications that permit us to pursue patents in various European countries and 155 foreign national patent applications. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering product candidates, lead compounds and key intermediates, pharmaceutical compositions, methods of use and processes for making our compounds, along with methods of design, synthesis, selection and use of Transported Prodrugs in general and to our research and development programs in particular.

The patent rights relating to XP13512, its synthesis and method of use, owned by us consist of two issued U.S. patents that expire in 2022 and 18 pending U.S. patent applications. We also own two pending counterpart PCT regional patent applications, two issued foreign patents and 89 foreign national applications in a number of jurisdictions, including Asia and Europe. The patent rights relating to XP19986 and its synthesis and use owned by us consist of one issued U.S. patent that expires in 2025, three pending U.S. patent applications and 38 foreign national applications. The patent rights relating to XP21279 and its synthesis and use owned by us consist of two pending U.S. patent applications and one counterpart PCT application designating an extensive number of jurisdictions, including Asia, Europe and 15 foreign national applications. The patent rights relating to XP20925 and its synthesis and use owned by us consist of two pending U.S. patent applications, one counterpart PCT application designating an extensive number of jurisdictions, including Asia and Europe and 13 foreign national applications.

The composition-of-matter patent on gabapentin, the parent drug of XP13512, expired in 2000, but Pfizer sold gabapentin exclusively based on a formulation patent until September 2004. This formulation patent is the subject of ongoing litigation between Pfizer and several generic manufacturers, including Alpharma, Inc. and Teva Pharmaceutical Industries, Ltd. Pfizer currently markets generic gabapentin through its Greenstone Ltd. subsidiary. Alpharma and Teva, along with many others, currently market gabapentin as a generic drug. In July 2006, the Federal District Court ruled in favor of the generic gabapentin makers, including Teva, and Pfizer has appealed this ruling. We are not a party to this litigation, and we believe that our manufacturing process for XP13512 does not infringe the patent that is the subject of this litigation. However, in case of an adverse event in this litigation, such as the enjoining or limiting of Teva’s ability to sell generic gabapentin to us, we would not be able to manufacture XP13512 until a suitable qualified alternate supplier of gabapentin was identified. This could delay the development of XP13512.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our product candidates. To date, we have relied on a small number of third-party manufacturers to produce our compounds. Under the terms of our collaboration with GSK, we will transition the manufacturing of XP13512 to GSK, and GSK will be solely responsible for the manufacture of XP13512 to support its development and commercialization within the licensed territories. However, we will continue to be responsible for providing Astellas both clinical and commercial supplies of XP13512. Thus, we expect to continue to rely on a small number of third-party manufacturers to meet our clinical requirements of XP13512 during the GSK transition period, to meet our clinical and commercial supply obligations to Astellas for XP13512 and to meet our preclinical and clinical requirements of our other product candidates and for any related commercial needs. We do not have long-term agreements with any of these other third parties.

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

We purchase from Lonza Ltd. XP13512 in active pharmaceutical ingredient form, known as API, under a manufacturing services and product supply agreement. The parties have agreed to specific transfer prices for this API under a quotation that forms a part of the agreement. We believe that the quantities of API that we have on hand, and that we have agreed to purchase, will be sufficient to complete the RLS clinical trials required for regulatory approval, as well as carcinogenicity studies. Our current agreement with Lonza does not provide for the entire supply of API necessary for full-scale commercialization. However, the manufacturing services and product supply agreement obligates the parties to negotiate in good faith on the terms and conditions for Lonza to supply some or all of our total requirements for the commercial supply of API for XP13512. The API is manufactured using a four-step synthetic process that uses commercially available starting materials for each step. There are no complicated chemistries or unusual equipment required in the manufacturing process. We may terminate this agreement upon 30 days’ notice. Either party may terminate this agreement for cause upon notice and a failure to cure by the other party. Unless earlier terminated for the reasons stated above, this agreement terminates in July 2007, unless extended by the mutual agreement of the parties. In the event that Lonza terminates the agreement following a breach by us, we would not be able to manufacture the API until a qualified alternative supplier is identified.

We rely on Patheon as a single source supplier for XP13512 formulated in sustained-release tablets for clinical trials at specified transfer prices under a quotation agreed upon by the parties as a part of a master services agreement. We may terminate this agreement at any time. Patheon may terminate this agreement if we do not cure a breach within 30 days of receiving notice from Patheon. In the event that Patheon terminates the agreement under the specified circumstances, we would not be able to manufacture XP13512 sustained-release tablets until a qualified alternative supplier is selected.

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

We currently rely on Heumann Pharma GmbH as our single source supplier of R-baclofen, the active agent used to make XP19986, under purchase orders issued from time to time. We are aware of one alternative supplier of R-baclofen, and we believe at least one alternative manufacturer could potentially supply R-baclofen, in the event that Heumann determines to not sell R-baclofen to us at a price that is commercially attractive.

We have purchased from Lonza all of our current worldwide requirements of XP19986 in API form through our initial Phase 2 clinical trials under a manufacturing services and product supply agreement. In the event that Lonza terminates the agreement following a breach by us, we would not be able to manufacture the API until a qualified alternative supplier is identified. Our current agreement with Lonza does not provide for the entire supply of the API necessary for additional Phase 2 and Phase 3 clinical trials or for full-scale commercialization. The API is currently manufactured using a four-step synthetic process that uses commercially available starting materials for each step. There are no complicated chemistries or unusual equipment required in the manufacturing process.

Prior to December 2005, we obtained from Cardinal Health PTS, LLC a prototype controlled-release formulation of XP19986 for clinical trials in the form of capsules containing controlled-release beads. In 2006, we began working with Xcelience, LLC to produce new sustained-release tablet formulations that provide the potential for scale-up to commercial manufacturing-scale quantities.

Xcelience provides our requirements of XP19986 for clinical trials in the form of sustained-release tablets at specified transfer prices under a quotation agreed upon by the parties as a part of a master services agreement. We rely on Xcelience as a single source supplier for tablets of XP19986. In the event that Xcelience terminates the agreement under specified circumstances, we would not be able to manufacture XP19986 until a qualified alternative supplier is identified.

Our contract manufacturers may own process technology related to the manufacture of our compounds. This would increase our reliance on this manufacturer. Each of Xcelience, Patheon and Lonza has informed us that they are not using any proprietary technology in their work for us on XP13512 or XP19986. Moreover, we have been successful in negotiating agreements with our contract manufacturers that include licenses, with the right to grant sublicenses, to any technology incorporated into the manufacture of our compounds or that is invented by employees of the contract manufacturers during the course of work conducted on our product candidates.

Marketing and Sales

In order for us to commercialize any of our product candidates, we must either make arrangements with third parties to perform sales, marketing or distribution services for us or acquire or develop internal sales, marketing and distribution capabilities, or both. In December 2005, we entered into a collaboration with Astellas to develop and commercialize XP13512 in Japan and five other Asian markets. Under the terms of our agreement, we will receive royalties on any sales of XP13512 in the Astellas territory. In February 2007, we announced an exclusive collaboration with GSK to develop and commercialize XP13512 worldwide, excluding the Astellas territory. Under the terms of the agreement, we have the option, pending regulatory approval, to co-promote XP13512 in the United States. In the event we elect the co-promotion option for XP13512, we will share marketing and commercialization costs and will be entitled to a share of operating profits from sales of XP13512 in the United States. We will also have the right, for a period of time, to detail Requip 14H and Requip 24H, GSK’s development-stage product candidates for RLS and Parkinson’s disease in the United States. If we elect the co-promotion option under our GSK collaboration, we plan to establish a focused sales and marketing organization in North America to market and sell product candidates, for which marketing approval is ultimately received, to specialty physicians, including neurologists, psychiatrists and sleep specialists, for target indications in which specialists significantly influence the market and to selectively co-promote to primary care physicians.

We plan to establish additional development and commercialization partnerships with pharmaceutical and biotechnology companies to accelerate the completion of regulatory approval and product introduction and to maximize the breadth of the commercial opportunity of our other product candidates. We intend to retain rights under collaborations that include commercialization of our other products in the United States to establish a focused sales and marketing organization in North America to market and sell product candidates, for which marketing approval is ultimately received, to specialty physicians, including neurologists, psychiatrists and sleep specialists, for target indications in which specialists significantly influence the market and to selectively co-promote to primary care physicians.

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

XP13512.  We anticipate that, if approved, XP13512 would compete with generic gabapentin. We believe that it is unlikely that a healthcare provider would require the use of gabapentin in preference to XP13512 in an indication for which XP13512 is approved and gabapentin is not labeled. Other drugs targeting RLS and/or neuropathic pain will represent substantial competition. These include pregabalin (marketed by Pfizer as Lyrica), pramipexole (marketed by Boehringer Ingelheim as Mirapex), ropinirole (marketed by GSK as Requip) and duloxetine (marketed by Lilly as Cymbalta). In addition, transdermal patches containing the anesthetic known as lidocaine are sometimes used for the management of PHN. Pregabalin is classified as a controlled substance, which could increase the possibility that XP13512 would be classified as a controlled substance since they act on the same therapeutic target.

Other products that may achieve FDA approval could pose additional competitive threats to XP13512. These products include: a controlled-release form of gabapentin (known as Gabapentin GR from Depomed, Inc.), which has completed a Phase 2 trial and is currently being evaluated in a Phase 3 clinical trial for PHN; and the rotigotine transdermal system (being developed by Schwarz Pharma AG) for the treatment of moderate-to-severe RLS.

XP19986.  We anticipate that, if approved, XP19986 would compete with generic baclofen and other drugs for the alleviation of symptoms of spasticity, as well as other drugs targeted at GERD. These include approved treatments for spasticity, such as diazepam, dantrolene sodium and tizanidine, and many therapies in development, such as Fampridine-SR from Acorda Therapeutics, Inc., that could compete with XP19986. These also include GERD treatments, such as esomeprazole and omeprazole (marketed by AstraZeneca as Nexium and Prilosec, respectively), lansoprazole (marketed by TAP Pharmaceutical Products Inc. as Prevacid) and pantoprazole sodium (marketed by Wyeth as Protonix). In addition, tenatoprazole (being developed by Abbott Laboratories) and soraprazan (being developed by ALTANA Pharma AG) are among multiple product candidates in late-stage clinical trials and represent potential competition for XP19986.

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

Subject to positive Phase 3 clinical data, pursuant to the terms of our collaboration with GSK, GSK would file the NDA for XP13512 for RLS with the FDA, and GSK would lead the development and registration of XP13512 for all other indications, including neuropathic pain. In the NDA submissions for our other product candidates that are currently undergoing clinical trials, we intend to follow the development pathway permitted under the FFDCA that will maximize the commercial opportunities for these Transported Prodrugs. We are currently pursuing the traditional NDA route for our Transported Prodrugs under Section 505(b)(1) of the FFDCA. In the event that we decide to utilize Section 505(b)(2) of the FFDCA to pursue an approval of our Transported Prodrugs in indications for which the relevant parent drug has previously been approved, we will engage in discussions with the FDA to determine which, if any, portions of our development program can be modified.

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

If we or our collaborative partners obtain regulatory approval for a product, this clearance will be limited to those diseases and conditions for which the product is effective, as demonstrated through clinical trials. Even if this regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. Discovery of previously unknown problems with a medicine, manufacturer or facility may result in restrictions on the marketing or manufacturing of an approved product, including costly recalls or withdrawal of the product from the market. The FDA has broad post-market regulatory and enforcement powers, including the ability to suspend or delay issuance of approvals, seize or recall products, withdraw approvals, enjoin violations and institute criminal prosecution.

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

We and our collaborative partners also will be subject to a variety of foreign regulations governing clinical trials and the marketing of our products. Outside the United States, our ability to market a product depends upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. In any country, however, we and our collaborative partners will only be permitted to commercialize our products if the appropriate regulatory authority is satisfied that we have presented adequate evidence of safety, quality and efficacy. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The time needed to secure approval may be longer or shorter than that required for FDA approval. The regulatory approval and oversight process in other countries includes all of the risks associated with the FDA process described above.

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

In both domestic and foreign markets, sales of any products for which we or our collaborative partners receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare product candidates. We or our collaborative partners may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective.

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

Facilities

We lease approximately 103,000 square feet of office and laboratory space in one building in Santa Clara, California, where we conduct our operations. The lease expires in September 2011, although we have the option to extend the lease for two additional terms of five years each. The 2006 annual rental amount payable under this lease was approximately $3.7 million, subject to periodic increases. In May 2004, we entered into a sublease for approximately 21,000 square feet of our facility for a term of two years. Our subtenant exercised its option to extend the sublease for an additional term of one year. In January 2007, we entered into an agreement with our subtenant to terminate the sublease effective January 31, 2007. Although our facilities, including the previously subleased space, are adequate for our existing needs, we may require additional space as our business expands.

Employees

As of December 31, 2006, we had 141 full-time employees, 113 of whom were engaged in research and product development activities. 86 employees hold post-graduate degrees, including 3 with M.D.s and 39 with Ph.D.s. Our employees are not represented by a collective bargaining agreement. We believe our relations with our employees are good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of February 16, 2007:

Name	Age	Position

Ronald W. Barrett, Ph.D.	51	Chief Executive Officer and Director
William J. Rieflin	46	President
Kenneth C. Cundy, Ph.D.	47	Senior Vice President of Preclinical Development
Mark A. Gallop, Ph.D.	44	Senior Vice President of Research
William G. Harris	48	Senior Vice President of Finance and Chief Financial Officer
David R. Savello, Ph.D.	61	Senior Vice President of Development
Pierre V. Trân, M.D., M.M.M.	47	Senior Vice President and Chief Medical Officer

Ronald W. Barrett is one of our founders and has served as our chief executive officer since September 2001. He served as our chief scientific officer from 1999 to 2001. Dr. Barrett has been a director since August 1999. From 1989 to 1999, he held various positions at Affymax Research Institute, a company employing combinatorial chemistry and high-throughput target screening for drug discovery, the most recent of which was senior vice president of research. Glaxo Wellcome plc, a pharmaceutical company, acquired Affymax Research Institute in 1995. Glaxo Wellcome subsequently merged with SmithKline Beecham plc, a pharmaceutical company, in 2000 to form GlaxoSmithKline plc, a pharmaceutical company. Prior to Affymax Research Institute, Dr. Barrett was a molecular pharmacologist in the Neuroscience Group at Abbott Laboratories, a healthcare company, from 1986 to 1989. Dr. Barrett received a B.S. from Bucknell University and a Ph.D. in pharmacology from Rutgers University.

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

Kenneth C. Cundy has been our senior vice president of preclinical development since January 2004. He was previously our vice president of biopharmaceutics from 2000 to 2004. From 1992 to 2000, he was senior director of biopharmaceutics at Gilead Sciences, Inc., a biopharmaceutical company. Prior to Gilead Sciences, Dr. Cundy was principal research investigator at Sterling Drug, a pharmaceutical division of Eastman Kodak Company, an imaging and photographic equipment company, from 1988 to 1992. He received a B.S. from the University of Manchester and a Ph.D. in pharmaceutical sciences from the University of Kentucky.

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

William G. Harris has been our senior vice president of finance and chief financial officer since November 2001. From 1996 to 2001, he held several positions with Coulter Pharmaceutical, Inc., a biotechnology company engaged in the development of novel therapies for the treatment of cancer and autoimmune diseases, the most recent of which was senior vice president and chief financial officer. Corixa Corp., a developer of immunotherapeutic products, acquired Coulter Pharmaceutical in 2000. Prior to Coulter Pharmaceutical, from 1990 to 1996, Mr. Harris held several positions at Gilead Sciences, the most recent of which was director of finance. Mr. Harris received a B.A. from the University of California, San Diego and an M.B.A. from Santa Clara University, Leavey School of Business and Administration.

David R. Savello has been our senior vice president of development since February 2007. He was previously responsible for our regulatory affairs, quality and project management from 2005 to 2007. From 1999 to 2005, Dr. Savello was executive vice president and chief scientific officer for the Pharmaceutical Technology and Services

Sector of Cardinal Health, Inc., a pharmaceutical services company. Prior to joining Cardinal Health, from 1997 to 1999, he was senior vice president for drug development at Guilford Pharmaceuticals Inc., a biotechnology company. From 1985 to 1997, Dr. Savello held several positions at Glaxo and Glaxo Wellcome including both vice president of drug development and vice president of regulatory affairs and compliance. Prior to that, he held R&D management and executive management positions at Boehringer Ingelheim GmbH, a pharmaceutical company, and 3M Company, a pharmaceutical company. Dr. Savello received his B.S. degree from the Massachusetts College of Pharmacy and an M.S. and Ph.D. in pharmaceutics from the University of Maryland School of Pharmacy.

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

About XenoPort

We were incorporated in Delaware in May 1999. Our principal offices are located at 3410 Central Expressway, Santa Clara, California 95051, and our telephone number is (408) 616-7200. Our Web site address is www.XenoPort.com. Information found on, or accessible through, our Web site is not a part of, and is not incorporated into, this Annual Report on Form 10-K. XENOPORT, the XenoPort logo and Transported Prodrug are our trademarks. Service marks, trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. Unless the context requires otherwise, references in this Annual Report on Form 10-K to “the company,” “we,” “us” and “our” refer to XenoPort, Inc.

Available Information

We file electronically with the U.S. Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our Web site at www.XenoPort.com, free of charge, copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, copies of these reports are located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov.

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

We have a limited operating history and have incurred significant losses since our inception, including losses applicable to common stockholders of approximately $64.3 million, $43.9 million and $31.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. We expect our research and development expenses to continue to increase as we expand our development programs and, subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. As a result, we expect to continue to incur substantial and increasing losses for the foreseeable future. These losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or sustain profitability. Currently, we have no products approved for commercial sale and, to date, we have not generated any product revenues. We have financed our operations primarily through the sale of equity securities, non-equity payments from collaborative partners, capital lease and equipment financings and government grants. We have devoted substantially all of our efforts to research and development, including clinical trials. If we or our collaborative partners are unable to develop and commercialize any of our product candidates, if development is delayed or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our success depends substantially on our most advanced product candidates, which are still under development. If we or our collaborative partners are unable to bring any or all of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be harmed.

Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of our product candidates. Our most advanced product candidate is currently being evaluated in a Phase 3 clinical program. Our other product candidates are either in Phase 2 clinical development or in various stages of preclinical development. Any of our product candidates could be unsuccessful if it:

•	does not demonstrate acceptable safety and efficacy in preclinical studies or clinical trials or otherwise does not meet applicable regulatory standards for approval;

•	does not offer therapeutic or other improvements over existing or future drugs used to treat the same conditions;

•	is not capable of being produced in commercial quantities at acceptable costs; or

•	is not accepted in the medical community or by third-party payors.

We do not expect any of our current product candidates to be commercially available before 2009, if at all. If we or our collaborative partners are unable to make our product candidates commercially available, we will not generate substantial product revenue and we will not be successful. The results of our clinical trials to date do not provide assurance that acceptable efficacy or safety will be shown upon completion of Phase 3 clinical trials.

If we or our partners are not able to obtain required regulatory approvals, we or our partners will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory agencies in the United States and by comparable authorities in other countries. In February 2007, we announced an exclusive collaboration with Glaxo Group Limited, or GSK, to develop and commercialize XP13512 in all countries of the world other than the six countries that comprise the territory under our collaboration with Astellas Pharma Inc. This agreement remains subject to review by the U.S. Federal Trade Commission, or FTC. Pursuant to the terms of our agreement, GSK would file the new drug application, or NDA, for restless legs syndrome, or RLS, for FDA approval, and GSK would lead the development and registration of XP13512 for all other indications, including neuropathic pain in the United States and all indications in the remainder of GSK’s licensed territory. The inability to obtain FDA approval or approval from comparable authorities in other countries would prevent us and our collaborative partners from commercializing our product candidates in the United States or other countries. We or our collaborative partners may never receive regulatory approval for the commercial sale of any of our product candidates. Moreover, if the FDA requires that any of our product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our collaborative partners will be unable to begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our product candidates is classified as a controlled substance by the DEA, we or our collaborative partners would have to register annually with the DEA and those product candidates would be subject to additional regulation. Neither we nor our collaborative partners have received regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of applying for regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the product candidates involved.

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

The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that our or our collaborative partners’ data is insufficient for approval and require additional preclinical, clinical or other studies. For example, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of any of our product candidates.

We and our collaborative partners will need to obtain regulatory approval from authorities in foreign countries to market our product candidates in those countries. Neither we nor our collaborative partners have initiated the regulatory approval process in any foreign jurisdictions. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we or our collaborative partners fail to obtain approvals from foreign jurisdictions, the geographic market for our product candidates would be limited.

We depend on collaborations to complete the development and commercialization of some of our product candidates. These collaborations may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

In December 2005, we entered into a collaboration with Astellas for the development and commercialization of XP13512 in Japan and five other Asian countries. In February 2007, we announced an exclusive collaboration with GSK to develop and commercialize XP13512 worldwide, excluding the Astellas territory. Although the collaboration agreement contemplated that it would be subject to clearance from the FTC under the Hart-Scott-Rodino Improvements Act, or HSR, it was determined that no such regulatory filing was required under the HSR Act in connection with the agreement. However, the collaboration remains subject to review by the FTC. We may enter into additional collaborations with third parties to develop and commercialize some of our other product candidates. Our dependence on Astellas and GSK for the development and commercialization of XP13512 subjects us to, and dependence on future collaborators for development and commercialization of additional product candidates will subject us to, a number of risks, including:

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

For example, pursuant to the terms of our agreement, GSK would be responsible for all future development costs of XP13512, with the exception of specified development costs that we will assume in connection with the development of XP13512 for RLS in the United States. In addition, subject to positive Phase 3 clinical data, GSK would file the NDA for RLS for FDA approval, and GSK would lead the development and registration of XP13512 for all other indications, including neuropathic pain in the United States and all indications in the remainder of GSK’s licensed territory. We cannot control the amount and timing of resources that GSK may devote to the development or commercialization of XP13512 or to its marketing and distribution. In addition, GSK could independently direct its development and marketing resources to the development or commercialization of competitive products, which could delay or impair the commercialization of XP13512 and harm our business.

If we do not establish collaborations for XP19986 or our product candidates other than XP13512, we will have to alter our development and commercialization plans.

Our strategy includes selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our product candidates, including XP19986. We intend to do so especially for indications that involve a large, primary care market that must be served by large sales and marketing organizations. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time consuming to negotiate and document. We may not be able to negotiate additional collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional collaborations because of the numerous risks and uncertainties associated with establishing additional collaborations. If we are unable to negotiate additional collaborations, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues.

We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

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

Until we can generate a sufficient amount of product revenues, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances.

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

Assuming receipt of the $75.0 million up-front, non-refundable payment that we expect to receive from GSK on March 9, 2007, we expect that our existing capital resources and expected milestone payments will enable us to maintain currently planned operations into the third quarter of 2009. However, our operating plan may change, and we may need additional funds sooner than planned to meet operational needs and capital requirements for product development and commercialization. We currently have no credit facility or committed sources of capital other than a milestone receivable from Astellas upon the conclusion of our initial Phase 3 clinical trial in RLS and a committed up-front payment from GSK that we expect to receive on March 9, 2007, pursuant to the terms of our agreement.

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. A failure of one or more of our clinical trials could occur at any stage of testing. In addition, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process, which could delay or prevent our or our collaborative partners’ ability to commercialize our product candidates, including:

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

We do not have the ability to independently conduct clinical trials for our product candidates, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials. We have, in the ordinary course of business, entered into agreements with these third parties. Nonetheless, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. For example, we need to prepare, and ensure our compliance with, various procedures required under good clinical practices, even though third-party contract research organizations have prepared and are complying with their own, comparable procedures. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates. For example, one of our third-party contract research organizations was recently acquired by another company, and if such acquisition delays or prevents them from successfully carrying out their contractual duties to us, there could be a delay in commencing or completing clinical trials for our product candidates that could delay commercialization of our product candidates.

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

As of February 1, 2007, we held 17 U.S. patents and had 93 patent applications pending before the U.S. Patent and Trademark Office, or PTO. For some of our inventions, corresponding non-U.S. patent protection is pending. Of the 17 U.S. patents that we hold, 13 patents are compound- and composition-related, having expiration dates from 2021 to 2025; one patent is synthesis-method related, having an expiration date in 2022; and three patents are screening methodology-related, having expiration dates from 2022 to 2023. Subject to possible patent term extension, the entitlement for which and the term of which we cannot predict, patent protection in the United States covering XP13512, our product candidate that is a Transported Prodrug of gabapentin, will expire no earlier than 2022. We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to XP13512, the composition-of-matter patents relating to gabapentin have expired. For XP19986, our product candidate that is a Transported Prodrug of R-baclofen, one U.S. patent has issued that will expire no earlier than 2025. In addition, three U.S. and 36 non-U.S. patent applications are pending. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.

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

We presently do not have on hand sufficient quantities of our product candidates to complete clinical trials of either XP13512 or XP19986. We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our product candidates. To date, we have relied on a small number of third-party compound manufacturers and active pharmaceutical ingredient, or API, formulators for the production of clinical and commercial quantities of our product candidates. Under the terms of our collaboration with GSK, we will transition the manufacturing of XP13512 to GSK, and GSK will be solely responsible for the manufacture of XP13512 to support its development and commercialization within the licensed territories. However, we will continue to be responsible for providing Astellas both clinical and commercial supplies of XP13512. Thus, we expect to continue to rely on a small number of third-party manufacturers to meet our clinical requirements of XP13512 during the GSK transition period, to meet our clinical and commercial supply obligations to Astellas for XP13512 and to meet our preclinical and clinical requirements of our other potential products and for any related commercial needs. We do not have commercial supply agreements with any of these third parties, and our agreements with these parties are generally terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform under our agreements or enter into new agreements, we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our product candidates in a timely manner from these third parties could delay clinical trials and prevent us or our partners from developing and commercializing our product candidates in a cost-effective manner or on a timely basis. We purchase substantial amounts of gabapentin, which is used to make XP13512, from Teva Pharmaceutical Industries, Ltd. pursuant to purchase orders issued from time to time. Teva’s sale of gabapentin is the subject of ongoing litigation brought by Pfizer Inc alleging infringement of a patent held by Pfizer. In July 2006, the Federal District Court ruled in favor of the generic gabapentin makers, including Teva, and Pfizer has appealed this ruling. In the event that Teva decides not to sell gabapentin to us, or decides to sell gabapentin to us at a price that is not commercially attractive, or, as a result of this litigation, ceases producing gabapentin, we would not be able to manufacture XP13512 until a qualified alternative supplier is identified. This could delay the development of, and impair our or our collaborative partners’ ability to commercialize, this product candidate.

We currently rely on Lonza Ltd. as the single source supplier of our current worldwide requirements of XP13512 API. We have agreed to purchase XP13512 API from Lonza under a manufacturing services and product supply agreement. In the event that Lonza terminates the agreement in response to a breach by us, we would not be able to manufacture the API until a qualified alternative supplier is identified. This could delay the development of, and impair the ability of us or our partners to commercialize, this product candidate. In addition, our current agreement with Lonza does not provide for the entire supply of API that we require to complete all of our planned clinical trials or for full-scale commercialization. However, the manufacturing services and product supply agreement obligates the parties to negotiate in good faith on the terms and conditions for Lonza to supply some or all of our total requirements for the commercial supply of XP13512 API. In the event that the parties cannot agree to the terms and conditions for Lonza to provide some or all of our API commercial supply needs, we would not be able to manufacture API until a qualified alternative supplier is identified, which could also delay the development of, and impair the ability of us or our partners to commercialize, this product candidate. Unless earlier terminated, this agreement expires in July 2007.

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

We currently rely on Heumann Pharma GmbH as our single source supplier of R-baclofen, the active agent used to make XP19986, under purchase orders issued from time to time. We are aware of one alternative supplier of R-baclofen. If we were unable to qualify an alternative supplier of R-baclofen, this could delay the development of, and impair our ability to commercialize, this product candidate.

We currently rely on Xcelience, LLC as our single source supplier for XP19986 formulated in sustained-release tablets for clinical trials at specified transfer prices under quotation agreed upon by the parties as a part of a master services agreement. In the event that Xcelience terminates the agreement under specified circumstances, we would not be able to manufacture XP19986 sustained-release tablets until a qualified alternative supplier is identified. This could delay the development of, and impair our ability to commercialize, XP19986.

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

We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with Teva, Lonza or Patheon for XP13512, or Heumann, Lonza or Xcelience for XP19986, or to do so at an acceptable cost, or if these suppliers fail to meet our requirements for these product candidates for any reason, we would be required to obtain alternative suppliers. Any inability to obtain qualified alternative suppliers, including an inability to obtain, or delay in obtaining, approval of an alternative supplier from the FDA, would delay or prevent the clinical development and commercialization of these product candidates, and could impact our ability to meet our supply obligations to Astellas.

Prior to the commencement of our Phase 3 clinical trials, the formulation of XP13512 that had been tested in humans had been produced by entities other than Patheon. We completed an additional Phase 1 clinical trial to assess the safety, tolerability and pharmacokinetics of single doses of XP13512 manufactured by Patheon. This clinical trial utilized a sustained-release formulation of XP13512 produced at a larger scale. These tablets are similar in characteristics compared to the sustained-release formulation used in previous trials. We conducted this additional Phase 1 single-dose, crossover clinical trial in 12 healthy volunteers at one site. Results from this clinical trial suggest that the new, larger-scale, sustained-release formulation of XP13512 produces blood levels of gabapentin that are similar to the sustained-release formulation used in the previous clinical trials. There can be no assurance that additional clinical trials with the larger-scale, sustained-release tablet formulation will replicate results from our earlier clinical trials. The failure to replicate these earlier clinical trials could delay our clinical development timelines.

Any failure or delay in developing or manufacturing a new sustained-release tablet formulation of XP19986 could delay the clinical development and commercialization of this product candidate.

Cardinal Health PTS, LLC provided our requirements of XP19986 for our Phase 1 and Phase 2a clinical trials in the form of capsules containing controlled-release beads. However, we have developed new sustained-release tablet formulations of XP19986 to replace the Cardinal Health capsules and have conducted clinical trials with these new tablet formulations. To be successful, the sustained-release tablet formulations will need to continue to demonstrate acceptable safety and efficacy, and there can be no assurance that clinical trials with the sustained-release tablet formulations will replicate results from our earlier clinical trials with the capsule formulation. The failure to replicate these earlier clinical trials would delay our clinical development timelines. We have engaged

Xcelience as a third-party manufacturer for the new sustained-release tablet formulations. Any inability to obtain a qualified commercial supplier, including an inability to obtain, or delay in obtaining, approval of a supplier from the FDA, would delay or prevent the clinical development and commercialization of this product candidate. We currently ship XP19986 using refrigerated containers. We anticipate that manufacturing improvements we will make will alleviate the need to ship this product candidate for commercial sale using refrigerated containers. If we are unable to achieve these manufacturing improvements, we may incur additional expenses and delays that could impair our ability to generate product revenue.

Use of third-party manufacturers may increase the risk that we or our partners will not have adequate supplies of our product candidates.

Our current reliance, and our and our partners’ anticipated future reliance, on third-party manufacturers will expose us and our partners to risks that could delay or prevent the initiation or completion of clinical trials by us or our partners, the submission of applications for regulatory approvals, the approval of our products by the FDA or foreign regulatory authorities or the commercialization of our products or could result in higher costs or lost product revenues. In particular, our contract manufacturers:

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

As an example, one of our third-party manufacturers previously released financial results indicating that their earnings were adversely affected due to certain circumstances at one of its manufacturing operations, which, in turn, adversely affected financial covenants of certain loan facilities. In addition, they subsequently announced that their board of directors had established a special committee and engaged financial advisors to evaluate strategic and financial alternatives for the company. If such financial difficulties interfere with their ability to satisfy their contractual obligations to supply our product candidates, there could be a delay in commencing or completing our or our collaborative partners’ clinical trials, which could also delay the development of, and impair our or our partners’ ability to commercialize, our product candidates.

We use Patheon to manufacture XP13512 sustained-release tablets that we utilize for our clinical trials and the clinical trials of Astellas. Patheon continues to perform formulation development work to achieve the commercial image for XP13512, including color coating and brand marking for the tablets that would be sold following regulatory approval. Patheon may not be able to manufacture this product candidate using our desired commercial image, which would delay or prevent the commercialization of XP13512 by GSK or Astellas and could impact our ability to meet our supply obligations to Astellas.

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

Our product candidates will remain subject to ongoing regulatory review, even if they receive marketing approval. If we or our collaborative partners fail to comply with continuing regulations, these approvals could be rescinded and the sale of our products could be suspended.

Even if we or our collaborative partners receive regulatory approval to market a particular product candidate, the approval could be conditioned on conducting additional, costly, post-approval studies or could limit the indicated uses included in the labeling. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us or our collaborative partners to withdraw it from the market or impede or delay our or our collaborative partners’ ability to obtain regulatory approvals in additional countries. In addition, the manufacturer of the product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product will remain subject to extensive regulatory requirements.

If we or our collaborative partners fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities or previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we and our partners could be subject to administrative or judicially imposed sanctions, including:

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

The commercial success of any products that we or our partners may develop will depend upon the degree of market acceptance among physicians, patients, healthcare payors and the medical community.

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

If we are unable to establish sales and marketing capabilities or enter into additional agreements with third parties to market and sell our product candidates, we may be unable to generate product revenues.

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

Under the terms of our collaboration with GSK, we would be entitled to a percentage of sales of XP13512 in the GSK territory for a specified period of time, unless we elect the option to co-promote XP13512 in the United States. In the event that we elect the co-promotion option for XP13512, we would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States, as well as payments on details we perform on Requip 14H and Requip 24H, GSK’s development-stage product candidates for RLS and Parkinson’s disease, in the United States. Upon approval from the FDA of an NDA for XP13512, we would co-promote XP13512 in the United States to those same prescribers. If we elect the co-promotion option for XP13512, we plan to establish our own specialty sales force to sell, market and distribute our products.

Factors that may inhibit our efforts to commercialize our products include:

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

Because of the numerous risks and uncertainties involved with establishing our own sales and marketing capabilities, we are unable to predict when we will establish our own sales and marketing capabilities. If we are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing our product candidates, which would adversely affect our business and financial condition.

Our ability to generate revenue from any products that we may develop will depend on reimbursement and drug pricing policies and regulations.

Many patients may be unable to pay for any products that we or our collaborative partners may develop. In the United States, many patients will rely on Medicare, Medicaid, private health insurers and other third-party payors to pay for their medical needs. Our and our partners’ ability to achieve acceptable levels of reimbursement for drug treatments by governmental authorities, private health insurers and other organizations will have an effect on our and our partners’ ability to successfully commercialize, and attract additional collaborators to invest in the development of, our product candidates. We cannot be sure that reimbursement in the United States, Europe or elsewhere will be available for any products that we or our partners may develop, and any reimbursement that may become available may be decreased or eliminated in the future. Third-party payors increasingly are challenging prices charged for medical products and services, and many third-party payors may refuse to provide reimbursement for particular drugs when an equivalent generic drug is available. Although we believe any products that may result from our product candidates will represent an improvement over the parent drugs upon which they are based and be considered unique and not subject to substitution by a generic parent drug, it is possible that a third-party payor may consider our product candidate and the generic parent drug as equivalents and only offer to reimburse patients for the generic drug. Even if we show improved efficacy or improved convenience of administration with our product candidate, pricing of the existing parent drug may limit the amount we will be able to charge for our product candidate. If reimbursement is not available or is available only at limited levels, we or our partners may not be able to successfully commercialize our product candidates, and may not be able to obtain a satisfactory financial return on such products.

The trend toward managed healthcare in the United States and the changes in health insurance programs, as well as legislative proposals to reform healthcare or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may result from our product candidates. In addition, any future regulatory changes regarding the healthcare industry or third-party coverage and reimbursement may affect demand for any products that we may develop and could harm our sales and profitability.

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

We estimate that we have at least five competitors in the neuropathic pain and RLS therapeutic areas, including GSK, Eli Lilly and Company and Pfizer. Competition for XP13512 could include: approved drugs that act on the same target as XP13512, such as pregabalin, Neurontin and generic gabapentin; anti-Parkinson’s disease products and product candidates, such as ropinirole from GSK, which is approved for the treatment of moderate-to-severe RLS, pramipexole from Boehringer Ingelheim GmbH, which is approved for the treatment of moderate-to-severe RLS and the rotigotine patch from Schwarz Pharma AG, which has recently announced Phase 3 data for the treatment of moderate-to-severe RLS; serotonin norepinephrine inhibitors, such as duloxetine from Eli Lilly, which is approved for the management of painful diabetic neuropathy; and gabapentin GR from Depomed, Inc., which is in a Phase 3 trial for post-herpetic neuralgia, or PHN. We are aware that generic gabapentin is marketed by Alpharma Inc., Pfizer, Teva and IVAX Corp, among others, and that it is prescribed off-label to treat a variety of conditions. We estimate that XP19986 could have several generic drug competitors in the spasticity area. There are several drugs approved for the treatment of spasticity, such as racemic baclofen, diazepam, dantrolene sodium and tizanidine, and many therapies in development, such as Fampridine-SR from Acorda Therapeutics, Inc., that could compete with XP19986. We estimate that we have at least three competitors in the GERD therapeutic area, including AstraZeneca, Wyeth and TAP Pharmaceutical Products Inc. In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.

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

Off-label sale or use of generic gabapentin products could decrease sales of XP13512 and could lead to pricing pressure if such products become available at competitive prices and in dosages that are appropriate for the indications for which we or our collaborative partners are developing XP13512.

Physicians are permitted to prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those uses tested and approved by the FDA. Such off-label uses are common across medical specialties. Various products are currently sold and used off-label for some of the diseases and conditions that we or our partners are targeting, and a number of companies are, or may be, developing new treatments that may be used off-label. The occurrence of such off-label uses could significantly reduce our or our partners’ ability to market and sell any products that we or our partners may develop.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to, and reporting on, these assessments. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

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

As of February 1, 2007, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 28.5% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of February 1, 2007, we had 24,718,427 outstanding shares of common stock. Of these shares, up to 15,068,002 shares of common stock are tradable under Rule 144 or Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, subject in some cases to various vesting agreements, volume limitations and holding periods, and the remainder of the shares have been registered under the Securities Act and are freely tradable. In addition, 3,261,879 shares are held by our directors and executive officers and their affiliates and will be subject to volume, manner of sale and other limitations under Rule 144 under the Securities Act and various vesting agreements.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease approximately 103,000 square feet of office and laboratory space in one building in Santa Clara, California where we conduct our operations. The lease expires in September 2011, although we have the option to extend the lease for two additional terms of five years each. The 2006 annual rental amount payable under this lease was approximately $3.7 million, subject to periodic increases. In May 2004, we entered into a sublease for approximately 21,000 square feet of our facility for a term of two years. Our subtenant exercised its option to extend the sublease for an additional term of one year. In January 2007, we entered into an agreement with our subtenant to terminate the sublease effective January 31, 2007. Although our facilities, including the previously subleased space, are adequate for our existing needs, we may require additional space as our business expands.

Item 3.	Legal Proceedings.

We are not a party to any material legal proceedings at this time.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has traded on the NASDAQ Global Market under the symbol “XNPT” since June 2, 2005. As of February 1, 2007, there were approximately 209 holders of record of our common stock. No cash dividends have been paid on our common stock to date, and we currently intend to utilize any earnings for development of our business and for repurchases of our common stock. The following table sets forth, for the periods indicated, the range of high and low closing sales prices of our common stock as quoted on the NASDAQ Global Market for the period since our initial public offering on June 2, 2005.

	High	Low

2006
4th Quarter	$27.48	$20.91
3rd Quarter	22.00	16.66
2nd Quarter	24.79	16.52
1st Quarter	25.77	14.25
2005
4th Quarter	$19.00	$12.69
3rd Quarter	16.99	10.30
2nd Quarter (beginning June 2, 2005)	10.64	10.20

The closing price for our common stock as reported by the NASDAQ Global Market on February 1, 2007 was $23.99 per share.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-122156), which was declared effective by the SEC on June 2, 2005 and pursuant to which we sold 5,000,000 shares of our common stock. Morgan Stanley & Co. Incorporated acted as the sole book running and joint lead manager for the offering, Deutsche Bank Securities acted as co-lead manager for the offering and co-managers for the offering were Pacific Growth Equities, LLC and Lazard Capital Markets. In July 2005, the underwriters partially exercised their over-allotment option and purchased an additional 9,569 shares of our common stock, and we received net cash proceeds of approximately $63,000, after deducting underwriting discounts and commissions and other offering expenses. As of December 31, 2006, $0.4 million of the approximately $46.4 million in net proceeds received by us in the offering, after deducting approximately $6.2 million in underwriting discounts, commissions and other costs and expenses, were invested in various interest-bearing instruments, and $46.0 million of the net proceeds had been used for general corporate purposes, including clinical trial, research and development, general and administrative and manufacturing expenses. No payments were made to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

Issuer Purchases of Equity Securities

The following table provides information relating to repurchases of our common stock in the three months ended December 31, 2006:

Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased as	that may yet be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased(1)	per Share	Announced Program	the Program

October 1, 2006 — October 31, 2006	—	$—	N/A	N/A
November 1, 2006 — November 30, 2006	—	$—	N/A	N/A
December 1, 2006 — December 31, 2006	—	$—	N/A	N/A

Total	—	$—	N/A	N/A

(1)	No shares of our common stock were repurchased by the company from employees upon termination of services pursuant to the terms and conditions of our 1999 stock option plan, which permits us to elect to purchase such shares at the original issuance price.

Performance Measurement Comparison1

The following graph shows the total stockholder return of an investment of $100 in cash on June 2, 2005 for: (i) our common stock; (ii) the Nasdaq Composite Index (U.S.); and (iii) the Nasdaq Biotech Index as of December 31, 2006. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of Cumulative Total Return on Investment

1 This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of XenoPort under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	Selected Financial Data.

You should read the following selected financial data together with our audited financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other financial information included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Statement of Operations Data:
Revenues:
Collaboration revenue	$10,606	$4,667	$8,882	$5,157	$—
Grant revenue	—	86	1,073	1,074	673

Total revenues	10,606	4,753	9,955	6,231	673

Operating expenses:
Research and development	65,434	38,698	33,384	25,718	17,653
General and administrative	14,834	10,989	8,154	5,852	5,597

Total operating expenses	80,268	49,687	41,538	31,570	23,250

Loss from operations	(69,662)	(44,934)	(31,583)	(25,339)	(22,577)
Interest income	5,634	2,258	674	527	898
Interest and other expense	(285)	(233)	(333)	(519)	(581)

Net loss	(64,313)	(42,909)	(31,242)	(25,331)	(22,260)
Convertible preferred stock dividend	—	(969)	(97)	—	—

Loss applicable to common stockholders	$(64,313)	$(43,878)	$(31,339)	$(25,331)	$(22,260)

Basic and diluted loss per share applicable to common stockholders	$(2.91)	$(3.69)	$(25.51)	$(26.79)	$(33.20)

Shares used to compute basic and diluted loss per share applicable to common stockholders	22,101	11,898	1,229	946	670

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$118,854	$91,918	$60,245	$28,318	$47,872
Working capital	101,527	84,602	51,997	21,451	46,844
Restricted investments	1,699	3,205	3,169	3,020	3,030
Total assets	128,665	101,908	71,693	39,636	62,714
Current portion of equipment financing and capital lease obligations	500	714	1,068	2,416	2,370
Non current portion of equipment financing obligations	181	680	1,325	668	2,010
Accumulated deficit	204,256	139,943	96,065	64,726	39,395
Total stockholders’ equity (deficit)	83,285	65,642	(91,379)	(63,694)	(38,470)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of drugs. Our most advanced product candidate is currently being evaluated in a Phase 3 clinical program for the treatment of restless legs syndrome, or RLS. This product candidate has also successfully completed a Phase 2a clinical trial for the management of post-herpetic neuralgia, or PHN. Our second product candidate has generated positive data in a Phase 2a clinical trial for reducing the number of reflux episodes in patients with gastroesophageal reflux disease, or GERD. Our current portfolio of proprietary product candidates includes the following:

•	XP13512 for RLS. XP13512 is a Transported Prodrug of gabapentin. XP13512 is currently being evaluated in a Phase 3 clinical program for the treatment of RLS. RLS is characterized by an irresistible urge to move one’s legs, usually accompanied by unpleasant sensations or pain in the legs.

•	XP13512 for Neuropathic Pain, Including PHN. We have also shown in a Phase 2a clinical trial that XP13512 is effective for the management of PHN, a chronic type of neuropathic pain that can follow the resolution of shingles.

•	XP19986 for GERD and Spasticity. XP19986 is a Transported Prodrug of R-baclofen that is in development for the treatment of GERD, which is a digestive system disorder caused primarily by inappropriate relaxations of the lower esophageal sphincter, which is a combination of muscles that controls the junction between the esophagus and the stomach. GERD is characterized by the frequent, undesirable passage of stomach contents into the esophagus that results in discomfort and potential damage to the lining of the esophagus. We have successfully completed a Phase 2a clinical trial indicating that single doses of XP19986 were well tolerated and produced statistically significant reductions in the number of reflux episodes in patients with GERD. XP19986 is also a potential treatment for the symptoms of spasticity.

•	XP21279 for Parkinson’s Disease. XP21279 is a Transported Prodrug of levodopa, or L-Dopa, that is in preclinical development for the treatment of Parkinson’s disease. We plan to file an investigational new drug application, or IND, for XP21279 in the second half of 2007.

•	XP20925 for Migraine and Chemotherapy-Induced Nausea and Vomiting. XP20925 is a Transported Prodrug of propofol that is in preclinical development for the treatment of migraine and chemotherapy-induced nausea and vomiting. We plan to continue development of XP20925 at an appropriate time in the future depending on the availability of resources.

We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated any product revenues. We have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners, capital lease and equipment financings and government grants. We have incurred net losses since inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. We expect our research and development expenses to continue to increase as we expand our development programs, and, subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses or when we plan to establish a North American specialty sales force. As of December 31, 2006, we had an accumulated deficit of approximately $204.3 million.

From our inception in 1999 through 2001, our principal activities were focused on identifying and characterizing natural nutrient transporter mechanisms and developing the technology necessary to utilize them for the active transport of drugs. Beginning in 2002, our activities expanded to include the preclinical and clinical development of internally discovered product candidates based on this proprietary technology. In addition to our ongoing research program, the process of carrying out the development of our product candidates to later stages of development will require significant additional research and development expenditures, including preclinical testing, clinical trials, manufacturing development efforts and regulatory activities. We outsource a substantial portion of our preclinical studies and all of our clinical trials and manufacturing activities to third parties to maximize efficiency and minimize our internal overhead.

In December 2002, we entered into a collaboration with ALZA Corporation to discover, develop and commercialize Transported Prodrugs of certain generic parent drugs that are poorly absorbed in the intestines. This collaboration ended in March 2005. ALZA made an up-front, non-refundable cash payment upon initiation of the collaboration and provided annual research funding on a full-time equivalent employee basis.

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

In December 2005, we entered into an agreement in which we licensed to Astellas Pharma Inc. exclusive rights to develop and commercialize XP13512 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (collectively referred to as the Astellas territory). We received an initial license payment of $25.0 million. The terms of the agreement also specify clinical and regulatory milestone payments totaling up to a maximum of $60.0 million, including a milestone payment of $10.0 million upon initiation of our first Phase 3 clinical trial of XP13512 in RLS patients in the United States, received in April 2006, and $5.0 million at the completion of our first Phase 3 clinical trial of XP13512 in RLS patients in the United States. We will receive royalties on any sales of XP13512 in the Astellas territory at a royalty rate in the mid-teens on a percentage basis. To date, we have recognized an aggregate of $10.7 million of revenue pursuant to this agreement.

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

In February 2007, we announced an exclusive collaboration with Glaxo Group Limited, or GSK, to develop and commercialize XP13512 worldwide, excluding the Astellas territory. GSK made an up-front, non-refundable payment to us of $75.0 million that we received on March 7, 2007, and GSK has agreed to make additional payments of up to $275.0 million upon the achievement of pre-commercialization milestones and up to $290.0 million upon the achievement of specified sales levels. Under the terms of the agreement, which remains subject to review by the U. S. Federal Trade Commission, or FTC, GSK would also be responsible for all future development costs, with the exception of specified development costs that we will assume in connection with the development of XP13512 for RLS in the United States. We would be entitled to receive royalties based upon a percentage of sales of XP13512 in the GSK territory for a specified period of time, unless we elect the option to co-promote XP13512 in the United States. In the event that we elect the co-promotion option for XP13512, we would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States for so long as XP13512 is sold, as well as payments on details we perform in the United States on Requip 14H and Requip 24H, GSK’s development-stage product candidates for RLS and Parkinson’s disease. Upon FDA approval of the new drug application, or NDA, for XP13512, we would co-promote XP13512 in the United States to those same prescribers.

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

Revenue Recognition

Our collaboration agreements with Astellas, ALZA and Pfizer each contain some or all of the following elements: non-refundable, up-front license fees; research payments for ongoing research and development; payments associated with achieving development and regulatory milestones; payments under a supply agreement; and royalties to be paid based on specified percentages of net product sales, if any. We consider a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the elements are separable, whether there are determinable fair values and whether there is a separate earnings process associated with a particular element of an agreement.

We recognize revenue from non-refundable, up-front fees ratably over the term of our performance under the agreements. These payments are recorded as deferred revenue pending recognition. We recognize revenue related to collaborative research payments as the services are performed over the related funding periods for each agreement. Generally, the payments received are not refundable and are based on contractual cost per full-time equivalent employee working on the project. As of December 31, 2006, we had not received payments or recognized revenues for earning royalties on product sales.

Grant revenues are recognized as research is performed. Grant revenues are not refundable.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with selected service providers and make adjustments if necessary. To date, we have not adjusted our estimate at any particular balance sheet date in any material amount. Examples of estimated accrued expenses include:

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, issued by the Financial Accounting Standards Board, or FASB. SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, for stock options and stock purchase rights granted under the 2005 Employee Stock Purchase Plan, or the Purchase Plan, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. We previously applied Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock Compensation.

Prior to the adoption of SFAS 123R, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25, and related interpretations, and provided the disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. Prior to our initial public offering in June 2005, we had granted certain stock options with exercise prices that were below the estimated fair value of the common stock at the date of grant. During the year ended December 31, 2005, we recorded employee stock-based compensation expense associated with the amortization of deferred stock compensation of $2.4 million.

We elected to adopt SFAS 123R using the modified prospective application method, which was applied to the unvested portion of options granted prior to January 1, 2006 and all options granted after January 1, 2006. The effect of recording stock-based compensation under SFAS 123R for the year ended December 31, 2006 was $5.4 million. As of December 31, 2006, the total compensation cost related to unvested awards not yet recognized was $10.7 million. This amount will be recognized over an estimated weighted-average amortization period of 3.1 years.

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

SFAS 123R requires the use of option-pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Both the expected stock price volatility and the weighted-average expected life assumptions were determined using data obtained from similar entities, taking into consideration factors such as industry, stage of life cycle, size and financial leverage. Prior to the adoption of SFAS 123R, we had also used this approach in calculating both expected stock price volatility and weighted-average expected life assumptions.

We account for stock compensation arrangements to non-employees in accordance with Emerging Issues Task Force, or EITF, No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

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

The following table summarizes our principal product development initiatives, including the related stages of development for each product candidate in development and the direct, third-party research and development expenses recognized in connection with each product candidate. The information in the column labeled “Estimated Completion of Current Phase” is our current estimate of the timing of completion. The actual timing of completion could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the “If our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans, we will not be able to commercialize our product candidates;” “Any failure or delay in commencing or completing clinical trials for our product candidates could severely harm our business;” “We rely on third parties to conduct our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for, or commercialize, our product candidates;” and “If third parties do not manufacture our product candidates in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates would be delayed” sections of “Risk Factors.”

			Estimated	Related R&D Expenses
			Completion of	Year Ended December 31,
Product Candidate	Description	Phase of Development	Current Phase	2006	2005	2004
				(In thousands)

Clinical development
XP13512	RLS	Phase 3	2008
	PHN	Completed Phase 2a	2005	$31,834	$13,508	$10,816
XP19986	GERD	Phase 2a	2006
	Spasticity	Phase 1	2005	4,112	3,857	2,278
Other(1)				13,502	6,362	3,265

Total clinical development				49,448	23,727	16,359
Research and preclinical(2)				15,986	14,971	17,025

Total research and development				$65,434	$38,698	$33,384

(1)	“Other” constitutes internal clinical development costs for our product candidates that are not directly allocated to XP13512 or XP19986. For the year ended December 31, 2006, “other” expenses consisted primarily of personnel costs of $7.5 million, external consulting costs of $1.9 million, facilities overhead costs of $2.1 million, equipment and services costs of $0.4 million and travel costs of $0.5 million.

(2)	For the year ended December 31, 2006, “research and preclinical” expenses consisted primarily of personnel costs of $9.3 million, office and facilities overhead costs of $3.5 million and laboratory supplies of $2.3 million.

The largest component of our total operating expenses is our ongoing investments in our research and development activities, including the clinical development of our product candidate pipeline. While we expect that our total research and development expenses, specifically those expenses related to clinical development activities, will increase in future periods, we expect that our future expenses related to research and preclinical activities will remain relatively consistent with the amounts incurred in each of the years ended December 31, 2006, 2005 and 2004. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. We consider the active management and development of our clinical pipeline to be crucial to our long- term success. The actual probability of success for each product candidate and clinical program may be impacted by a variety of factors, including, among others, the quality of the product candidate, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. Furthermore, our strategy includes entering into additional collaborations with third parties to participate in the development and commercialization of at least some of our product candidates. In situations in which third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date is largely under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates.

Results of Operations

Years Ended December 31, 2006, 2005 and 2004

Revenues

				2005 to 2006		2004 to 2005
	Year Ended December 31,			Change		Change
	2006	2005	2004	$ %		$ %
	(In thousands, except percentages)

Revenues	$10,606	$4,753	$9,955	$5,853	123%	$(5,202)	(52)%

Revenues in 2006 resulted from our collaboration with Astellas. Revenues in 2005 resulted primarily from our research collaborations with ALZA and Pfizer. Revenues in 2004 resulted primarily from our research collaborations with ALZA and Pfizer, as well as our federal grants under the National Institute of Standards and Technology, Advanced Technology Program, or ATP, and Small Business Innovation Research, or SBIR, programs.

The increase in revenues in 2006 compared to 2005 was primarily the result of the following factors:

•	$10.5 million increase in revenues in 2006 due to the commencement of our collaboration with Astellas in December 2005; partially offset by

•	$1.9 million decrease in revenues due to the conclusion of the ALZA collaboration in March 2005;

•	$2.6 million decrease in revenues due to the conclusion of the Pfizer collaboration in November 2005; and

•	$0.1 million decrease in grant revenues due to the conclusion of SBIR grant in February 2005.

The decrease in revenues in 2005 compared to 2004 was primarily the result of the following factors:

•	$3.2 million decrease in revenues due to the conclusion of the ALZA collaboration in March 2005;

•	$1.1 million decrease in revenues due to timing differences in the recognition of revenue under the Pfizer agreement and its conclusion in November 2005;

•	$1.0 million decrease in grant revenues due to the conclusion of the ATP and SBIR grants in October 2004 and February 2005, respectively; partially offset by

•	$0.1 million increase in revenues due to the commencement of our Astellas collaboration in December 2005.

We expect revenues to fluctuate in future years primarily resulting from the:

•	timing of certain development milestone payments payable under the terms of our Astellas and GSK collaborations; and

•	extent to which we enter into additional collaborations.

Research and Development Expenses

Of the total research and development expenses for the years ended December 31, 2006, 2005 and 2004, the costs associated with research and preclinical and clinical development activities approximated the following:

				2005 to 2006		2004 to 2005
	Year Ended December 31,			Change		Change
	2006	2005	2004	$	%	$	%
	(In thousands, except percentages)

Research and preclinical	$15,986	$14,971	$17,025	$1,015	7%	$(2,054)	(12)%
Clinical development	49,448	23,727	16,359	25,721	108%	7,368	45%

Total research and development	$65,434	$38,698	$33,384	$26,736	69%	$5,314	16%

The increase in research and development expenses for 2006 compared to 2005 was principally due to the following increased costs:

•	clinical trial costs of $15.0 million, manufacturing costs of $4.7 million and consulting costs of $0.6 million, offset by a $2.0 million decrease in toxicology costs, for XP13512;

•	clinical trial costs of $0.6 million and manufacturing costs of $0.5 million, offset by a $0.7 million decrease in toxicology costs, for XP19986;

•	manufacturing costs of $0.5 million, $0.9 million increase in toxicology costs and $0.6 million increase in preclinical costs, for XP21279; and

•	personnel costs of $5.0 million, including non-cash stock-based employee compensation of $1.9 million, as well as service and travel costs of $0.6 million and $0.4 million in consulting costs.

The increase in research and development expenses for 2005 compared to 2004 was principally due to the following increased costs:

•	toxicology costs of $1.3 million and manufacturing costs of $2.1 million, offset by a $0.6 million decrease in clinical trials costs, for XP13512;

•	clinical trials costs of $1.4 million for XP19986; and

•	personnel costs of $2.6 million, including non-cash stock-based employee compensation of $0.6 million, partially offset by decreased supplies and equipment costs of $0.8 million, preclinical costs of $0.3 million and facilities costs of $0.4 million.

We expect that research and development expenses will increase in the future due to increased clinical development costs primarily relating to our XP13512 and XP19986 programs. The timing and amount of these expenses will primarily depend upon the costs associated with our Phase 3 clinical program in RLS for XP13512 and the outcome of future clinical trials for XP19986, as well as the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.

General and Administrative Expenses

				2005 to 2006		2004 to 2005
	Year Ended December 31,			Change		Change
	2006	2005	2004	$ %		$ %
	(In thousands, except percentages)

General and administrative	$14,834	$10,989	$8,154	$3,845	35%	$2,835	35%

The increase in general and administrative expenses in 2006 compared to 2005 was primarily due to the following factors:

•	increased personnel costs of $2.7 million, including an increase in non-cash stock-based employee compensation of $0.9 million;

•	increased marketing costs of $0.5 million in 2006; and

•	increased office and facility related costs of $0.6 million.

The increase in general and administrative expenses in 2005 compared to 2004 was primarily due to increased personnel costs of $1.4 million, including an increase in non-cash stock-based employee compensation of $1.2 million, as well as an increase in professional service costs of $1.0 million.

We expect that general and administrative expenses will increase in the future due to:

•	increased personnel, expanded infrastructure and increased consulting, legal, accounting and investor relations expenses associated with being a public company;

•	increased expenses incurred to seek additional collaborations with respect to any of our product candidates; and

•	increased expenses incurred to support pre-commercialization and marketing activities.

Interest Income and Interest Expense

2005 to 2006	2004 to 2005
Year Ended December 31,	Change	Change
2006	2005	2004	$	%	$	%
(In thousands, except percentages)

Interest income	$5,634	$2,258	$674	$3,376	150%	$1,584	235%
Interest and other expense	285	233	333	52	22%	(100)	(30)%

Interest income for 2006, 2005 and 2004 resulted primarily from earnings on investments. The increase in interest income in 2006 compared to 2005, and 2005 compared to 2004, was due to higher average cash and cash equivalents and short-term investment balances combined with higher average interest rates.

The decrease in interest expense in 2006 compared to 2005, and 2005 compared to 2004, was due to the continuing reduction of our equipment financing and capital lease obligations.

In the following table we present selected items from our recent quarterly financial results (in thousands except per share amounts):

	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2006	2006	2006	2006	2005	2005	2005	2005

Selected Quarterly Data:
Total revenues	$3,106	$3,106	$3,106	$1,288	$437	$711	$812	$2,793

Net loss	(18,617)	(16,337)	(14,381)	(14,978)	(11,519)	(10,056)	(11,665)	(9,669)
Convertible preferred stock dividend	—	—	—	—	—	—	(406)	(563)

Loss applicable to common stockholders	$(18,617)	$(16,337)	$(14,381)	$(14,978)	$(11,519)	$(10,056)	$(12,071)	$(10,232)

Basic and diluted loss per share applicable to common stockholders	$(0.76)	$(0.67)	$(0.72)	$(0.77)	$(0.59)	$(0.52)	$(1.67)	$(5.82)

Financial Condition, Liquidity and Capital Resources

	Year Ended December 31,
	2006	2005	2004

Cash provided by (used in):
Operating activities	$(49,851)	$(14,859)	$(27,188)
Investing activities	(32,380)	(46,942)	(8,886)
Financing activities	75,000	47,335	61,335
Capital expenditures (included in investing activities above)	(1,355)	(872)	(1,483)

Due to our significant research and development expenditures and the lack of regulatory agency approvals to sell products, we have not been profitable and have generated operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our preferred stock, as well as our initial and follow-on public offerings. As of December 31, 2006, we had derived aggregate net proceeds of $151.5 million from sales of our preferred stock, approximately $46.4 million from our initial public offering in 2005 and $73.8 million from our follow-on public offering in 2006. We have received additional funding from non-equity payments from collaborative partners, capital lease financings, interest earned on investments and government grants, each as described more fully below. At December 31, 2006, we had available cash and cash equivalents and short-term investments of $118.9 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $49.9 million, $14.9 million and $27.2 million in the years ended December 31, 2006, 2005 and 2004, respectively. The net cash used in each of these periods primarily reflects the net loss for those periods, offset in part by the impact of non-cash depreciation, stock-based employee compensation and changes in operating assets and liabilities.

Net cash used in investing activities was $32.4 million, $46.9 million and $8.9 million in the years ended December 31, 2006, 2005 and 2004, respectively. Cash used in investing activities was primarily related to purchases of investments, net of proceeds from maturities of investments, and to a lesser extent, purchases of property and equipment.

Net cash provided by financing activities was $75.0 million, $47.3 million and $61.3 million in the years ended December 31, 2006, 2005 and 2004, respectively. Net cash provided by financing activities is primarily attributable to the proceeds of our follow-on public offering of $73.8 million in 2006, our initial public offering of $46.4 million in 2005 and the sales of our preferred stock in 2004, partially offset in 2006, 2005 and 2004 by principal payments on our equipment financings.

We believe that our existing capital resources and expected milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the third quarter of 2009. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the cost of manufacturing clinical and establishing commercial supplies of our product candidates and any products that we may develop;

•	the cost, timing and outcomes of regulatory approvals;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Contractual Obligations

Our future contractual obligations at December 31, 2006 were as follows (in thousands):

		Less Than	1-3	3-5
Contractual Obligations	Total	1 Year	Years	Years

Equipment financing obligations	$724	$536	$188	$—
Operating lease obligations	20,072	3,832	8,041	8,199

Total fixed contractual obligations	$20,796	$4,368	$8,229	$8,199

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for us in the first quarter of fiscal 2007. Management is currently assessing the impact of adoption of FIN 48.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2006, we had cash and cash equivalents and short-term investments of $118.9 million consisting of cash and highly liquid investments deposited in a highly rated financial institution in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amount of $4.2 million, $5.6 million and $0.7 million during the years ended December 31, 2006, 2005 and 2004, respectively, to this European contract manufacturer. We are subject to exposure to fluctuations in foreign exchange rates in connection with these agreements. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2006, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2006.

Ernst & Young LLP, an independent registered public accounting firm, has audited our financial statements included herein and has issued an audit report on our assessment of internal control over financial reporting as well as on the effectiveness of our internal control over financial reporting, which report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of XenoPort, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that XenoPort, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). XenoPort, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that XenoPort, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, XenoPort, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

As discussed in Note 1 to the financial statements, in 2006, XenoPort, Inc. changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as at December 31, 2005 and 2006, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006 of XenoPort, Inc. and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 7, 2007

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III.

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2007 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the proxy statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to our executive officers may be found under the caption, “Executive Officers of the Registrant” in Item 1 of this Annual Report on Form 10-K. The information required by this item relating to our directors and nominees, including information with respect to our audit committee, audit committee financial experts and procedures by which stockholders may recommend nominees to our board of directors, may be found under the section entitled “Proposal 1 — Election of Directors” appearing in the proxy statement for our 2007 annual meeting of stockholders. Such information is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act may be found under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our proxy statement for our 2007 annual meeting of stockholders. Such information is incorporated herein by reference.

In 2005, we adopted a code of ethics that applies to our employees, officers and directors and incorporates guidelines designed to deter wrongdoing and to promote the honest and ethical conduct and compliance with applicable laws and regulations. In addition, the code of ethics incorporates our guidelines pertaining to topics such as conflicts of interest and workplace behavior. We have posted the text of our code of ethics on our Web site at www.XenoPort.com in connection with “Investor Relations/Corporate Governance” materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our Web site in the future.

Item 11.	Executive Compensation.

The information required by this item is included in our proxy statement for our 2007 annual meeting of stockholders under the sections entitled “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2006:

	Number of Securities	Weighted-Average
	to be Issued Upon	Exercise Price of
	Exercise of	Outstanding	Number of Securities
	Outstanding Options,	Options, Warrants	Remaining Available for
Plan Category	Warrants and Rights	and Rights	Future Issuance

Equity compensation plans approved by security holders:
1999 Stock Option Plan(1)	970,855	$3.87	—
2005 Equity Incentive Plan(2)	1,163,034	$17.24	1,395,202
2005 Non-Employee Directors’ Stock Option Plan(3)	120,000	$18.94	80,000
2005 Employee Stock Purchase Plan(4)	—	—	313,842
Equity compensation plans not approved by security holders:
None	—	—	—

Total	2,253,889	$12.51	1,789,044

(1)	In December 1999, we adopted the 1999 Stock Option Plan, or the 1999 Plan, which was terminated in June 2005 in connection with our initial public offering so that no further awards may be granted under the 1999 Plan. Although the 1999 Plan has terminated, all outstanding options will continue to be governed by their existing terms.

(2)	In January 2005, we adopted the 2005 Equity Incentive Plan, or the 2005 Incentive Plan, which became effective in June 2005 in connection with our initial public offering. A total of 2,000,000 shares of common stock were initially authorized for issuance under the 2005 Incentive Plan. Our board of directors may increase the share reserve as of each January 1, from January 1, 2006 through January 1, 2015, by an amount determined by our board; provided, however that the increase for any year may not exceed the lesser of (1) 2.5% of the total number of shares of our common stock outstanding on the December 31st of the preceding calendar year or (2) 2,000,000 shares. During the year ended December 31, 2006, the annual increase to the 2005 Incentive Plan reserve was 496,224 shares.

(3)	In January 2005, we adopted the 2005 Non-Employees Directors’ Stock Option Plan, or Directors’ Plan, which became effective in June 2005 in connection with our initial public offering. The Directors’ Plan provides for the automatic grant of options to purchase shares of our common stock to non-employee directors. A total of 150,000 shares of our common stock were initially authorized for issuance under the Directors’ Plan. Our board of directors may increase the share reserve as of each January 1, from January 1, 2006 through January 1, 2015, by an amount determined by our board; provided, however that the increase for any year may not exceed the excess of (1) the number of shares of our common stock subject to options granted under the plan during the preceding calendar year over (2) the number of shares added back to the share reserve during the preceding calendar year. During the year ended December 31, 2006, the annual increase to the Directors’ Plan reserve was 50,000 shares.

(4)	In January 2005, we adopted the 2005 Employee Stock Purchase Plan, or the ESPP, which became effective in June 2005 in connection with our initial public offering. The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price of our common stock at the beginning of the offering period or 85% of the closing price of our common stock on the date of purchase. A total of 250,000 shares of our common stock were initially authorized for issuance under the ESPP. Our board of directors may increase the share reserve as of each January 1, from January 1, 2006 through January 1, 2015, by an amount determined by our board; provided, however that the increase for any year may not exceed the lesser of (1) 1% of the total number of shares of our common stock outstanding on the December 31st of the preceding calendar year or (2) 250,000 shares. During the year ended December 31, 2006, the annual increase to the ESPP reserve was 198,490 shares.

The information required by this item relating to security ownership of certain beneficial owners and management is included in our proxy statement for our 2007 annual meeting of stockholders under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included in our proxy statement for our 2007 annual meeting of stockholders under the sections entitled “Certain Relationships and Related Transactions” and “Proposal 1 — Election of Directors” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the information included in our proxy statement for our 2007 annual meeting of stockholders under the section entitled “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV.

Item 15.	Exhibits, Financial Statement Schedules.

1. Index to Financial Statements

The following Financial Statements are included herein:

2. Index to Financial Statement Schedules

None.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated statements or notes thereto.

3. Exhibits — The following exhibits are included herein or incorporated herein by reference:

Exhibit
Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation(1)
3.2		Amended and Restated Bylaws(1)
3.3		Certificate of Designation of Series A Junior Participating Preferred Stock(4)
4.1		Specimen Common Stock Certificate(2)
4.2		Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company(3)
4.3		Form of Rights Certificate(5)
10	.1*	Form of Indemnification Agreement between the Company and its officers and directors(6)
10	.2*	Form of Employee Proprietary Information Agreement between the Company and its executive officers(3)
10.3		Lease Agreement, dated September 24, 2001, by and between the Company and Sobrato Interests(3)
10.4		Sublease Agreement, dated April 30, 2004, by and between the Company and ILYPSA, Inc.(3)
10	.4.1	Sublease Termination Agreement, dated January 22, 2007, by and between the Company and ILYPSA, Inc.
10	.5*	1999 Stock Plan(3)
10	.6*	Form of Stock Option Agreement under the 1999 Stock Plan(3)
10	.7*	2005 Equity Incentive Plan(6)
10	.8*	Form of Option Agreement under the 2005 Equity Incentive Plan(6)
10	.9*	2005 Non-Employee Directors’ Stock Option Plan(2)
10	.10*	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan(2)
10	.11*	2005 Employee Stock Purchase Plan(6)
10	.12*	Form of 2005 Employee Stock Purchase Plan Offering Document(6)

Exhibit
Number		Description of Document

10	.13*	Form of Change of Control Agreement between the Company and certain of its executive officers, dated April 1, 2002(3)
10	.14*	Change of Control Agreement between the Company and Ronald W. Barrett, dated April 1, 2002(3)
10	.15*	Change of Control Agreement between the Company and William J. Rieflin, dated June 18, 2004(3)
10	.16*	Change of Control Agreement between the Company and Pierre V. Trân, dated July 15, 2004(3)
10	.17*	Letter Agreement between the Company and William G. Harris, dated May 4, 2001(3)
10	.18*	Employment Agreement between the Company and William J. Rieflin, dated June 18, 2004(3)
10	.19*	Employment Agreement between the Company and Pierre V. Trân, dated July 15, 2004(3)
10	.20*	Promissory note issued by Kenneth C. Cundy to the Company, dated December 20, 2001(3)
10	.21*	Promissory note issued by William G. Harris to the Company, dated January 11, 2002(3)
10	.22*	Promissory note issued by Mark A. Gallop to the Company, dated April 12, 2002(3)
10	.23*	Promissory note issued by William G. Harris to the Company, dated May 17, 2002(3)
10	.24*	XenoPort, Inc. Corporate Bonus Plan(7)
10	.25*	Termsheet for Director Cash Compensation(8)
10	.26*	Executive Compensation(7)
10	.27†	Distribution and License Agreement, dated as of December 1, 2005, between the Company and Astellas Pharma Inc.(9)
10.28		Rights Agreement, dated as of December 15, 2005, by and between the Company and Mellon Investor Services LLC(10)
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (included in the signature page hereto)
31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (11)

*	Represents a management contract or compensation plan or arrangement.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(4)	Filed as Exhibit 3.1 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(5)	Filed as Exhibit 4.1 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(6)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on March 2, 2005.

(7)	Incorporated herein by reference to the same numbered exhibit to our current report of Form 8-K, filed with the SEC on February 2, 2007.

(8)	Incorporated herein by reference to the same numbered exhibit to our current report of Form 8-K, filed with the SEC on August 4, 2006, and incorporated herein by reference.

(9)	Incorporated herein by reference to the same numbered exhibit to our current report of Form 8-K, filed with the SEC on December 2, 2005.

(10)	Filed as Exhibit 4.2 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(11)	This certification accompanies the annual report on Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XenoPort, Inc.

(Registrant)

/s/ Ronald W. Barrett
Ronald W. Barrett
Chief Executive Officer and Director

March 7, 2007

/s/  William G. Harris
William G. Harris
Senior Vice President of Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 7, 2007

/s/  Martyn J. Webster
Martyn J. Webster
Vice President of Finance

March 7, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ronald W. Barrett Ronald W. Barrett	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2007

/s/ William G. Harris William G. Harris	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2007

Signature	Title	Date

/s/ Paul L. Berns Paul L. Berns	Director	March 7, 2007

/s/ John G. Freund John G. Freund	Director	March 7, 2007

/s/ Jeryl L. Hilleman Jeryl L. Hilleman	Director	March 7, 2007

/s/ Kenneth J. Nussbacher Kenneth J. Nussbacher	Director	March 7, 2007

/s/ Bryan Roberts Bryan Roberts	Director	March 7, 2007

/s/ Gary D. Tollefson Gary D. Tollefson	Director	March 7, 2007

/s/ Wendell Wierenga Wendell Wierenga	Director	March 7, 2007

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation(1)
3.2		Amended and Restated Bylaws(1)
3.3		Certificate of Designation of Series A Junior Participating Preferred Stock(4)
4.1		Specimen Common Stock Certificate(2)
4.2		Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company(3)
4.3		Form of Rights Certificate(5)
10	.1*	Form of Indemnification Agreement between the Company and its officers and directors(6)
10	.2*	Form of Employee Proprietary Information Agreement between the Company and its executive officers(3)
10.3		Lease Agreement, dated September 24, 2001, by and between the Company and Sobrato Interests(3)
10.4		Sublease Agreement, dated April 30, 2004, by and between the Company and ILYPSA, Inc.(3)
10	.4.1	Sublease Termination Agreement, dated January 22, 2007, by and between the Company and ILYPSA, Inc.
10	.5*	1999 Stock Plan(3)
10	.6*	Form of Stock Option Agreement under the 1999 Stock Plan(3)
10	.7*	2005 Equity Incentive Plan(6)
10	.8*	Form of Option Agreement under the 2005 Equity Incentive Plan(6)
10	.9*	2005 Non-Employee Directors’ Stock Option Plan(2)
10	.10*	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan(2)
10	.11*	2005 Employee Stock Purchase Plan(6)
10	.12*	Form of 2005 Employee Stock Purchase Plan Offering Document(6)
10	.13*	Form of Change of Control Agreement between the Company and certain of its executive officers, dated April 1, 2002(3)
10	.14*	Change of Control Agreement between the Company and Ronald W. Barrett, dated April 1, 2002(3)
10	.15*	Change of Control Agreement between the Company and William J. Rieflin, dated June 18, 2004(3)
10	.16*	Change of Control Agreement between the Company and Pierre V. Trân, dated July 15, 2004(3)
10	.17*	Letter Agreement between the Company and William G. Harris, dated May 4, 2001(3)
10	.18*	Employment Agreement between the Company and William J. Rieflin, dated June 18, 2004(3)
10	.19*	Employment Agreement between the Company and Pierre V. Trân, dated July 15, 2004(3)
10	.20*	Promissory note issued by Kenneth C. Cundy to the Company, dated December 20, 2001(3)
10	.21*	Promissory note issued by William G. Harris to the Company, dated January 11, 2002(3)
10	.22*	Promissory note issued by Mark A. Gallop to the Company, dated April 12, 2002(3)
10	.23*	Promissory note issued by William G. Harris to the Company, dated May 17, 2002(3)
10	.24*	XenoPort, Inc. Corporate Bonus Plan(7)
10	.25*	Termsheet for Director Cash Compensation(8)
10	.26*	Executive Compensation(7)
10	.27†	Distribution and License Agreement, dated as of December 1, 2005, between the Company and Astellas Pharma Inc.(9)
10.28		Rights Agreement, dated as of December 15, 2005, by and between the Company and Mellon Investor Services LLC(10)
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (included in the signature page hereto)

Exhibit
Number	Description of Document

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(12)

*	Represents a management contract or compensation plan or arrangement.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(4)	Filed as Exhibit 3.1 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(5)	Filed as Exhibit 4.1 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(6)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on March 2, 2005.

(7)	Incorporated herein by reference to the same numbered exhibit to our current report of Form 8-K, filed with the SEC on February 2, 2007.

(8)	Incorporated herein by reference to the same numbered exhibit to our current report of Form 8-K, filed with the SEC on August 4, 2006, and incorporated herein by reference.

(9)	Incorporated herein by reference to the same numbered exhibit to our current report of Form 8-K, filed with the SEC on December 2, 2005.

(10)	Filed as Exhibit 4.2 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(11)	This certification accompanies the annual report on Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
XenoPort, Inc.

We have audited the accompanying balance sheets of XenoPort, Inc. as of December 31, 2006 and 2005, and the related statements of operations, convertible preferred stock and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XenoPort, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2006, XenoPort, Inc. changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of XenoPort, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
March 7, 2007

XENOPORT, INC.

BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

Current assets:
Cash and cash equivalents	$14,857	$22,088
Short-term investments	103,997	69,830
Accounts receivable	2,796	55
Other current assets	1,332	2,461

Total current assets	122,982	94,434
Property and equipment, net	3,532	3,807
Restricted investments	1,699	3,205
Employee notes receivable and other assets	452	462

Total assets	$128,665	$101,908

Current liabilities:
Accounts payable	$144	$2,990
Accrued compensation	2,928	1,682
Accrued preclinical and clinical costs	13,430	1,920
Other accrued liabilities	1,737	608
Deferred revenue	2,424	1,515
Current portion of equipment financing obligations	500	714
Current portion of liability for early exercise of employee stock options	292	403

Total current liabilities	21,455	9,832
Deferred revenue	21,843	23,359
Deferred rent and other	1,696	1,807
Noncurrent portion of equipment financing obligations	181	680
Noncurrent portion of liability for early exercise of employee stock options	205	588
Commitments
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 60,000 and 60,000 shares authorized; 24,517 and 19,443 shares issued and outstanding, at December 31, 2006 and 2005, respectively	24	19
Additional paid-in capital	287,513	210,681
Notes receivable from stockholders	(33)	(158)
Deferred stock compensation	—	(4,821)
Accumulated other comprehensive income (loss)	37	(136)
Accumulated deficit	(204,256)	(139,943)

Total stockholders’ equity (deficit)	83,285	65,642

Total liabilities and stockholders’ equity (deficit)	$128,665	$101,908

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except
	per share amounts)

Revenues:
Collaboration revenue	$10,606	$4,667	$8,882
Grant revenue	—	86	1,073

Total revenues	10,606	4,753	9,955

Operating expenses:
Research and development	65,434	38,698	33,384
General and administrative	14,834	10,989	8,154

Total operating expenses	80,268	49,687	41,538

Loss from operations	(69,662)	(44,934)	(31,583)
Interest income	5,634	2,258	674
Interest and other expense	(285)	(233)	(333)

Net loss	(64,313)	(42,909)	(31,242)
Convertible preferred stock dividends	—	(969)	(97)

Loss applicable to common stockholders	$(64,313)	$(43,878)	$(31,339)

Basic and diluted loss per share applicable to common stockholders	$(2.91)	$(3.69)	$(25.51)

Shares used to compute basic and diluted loss per share applicable to common stockholders	22,101	11,898	1,229

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

								Accumulated
						Notes		Other
	Convertible				Additional	Receivable	Deferred	Comprehensive		Total
	Preferred Stock		Common Stock		Paid-In	From	Stock	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	(Loss)	Deficit	Equity (Deficit)
	(In thousands, except share amounts)

Balance at December 31, 2003	7,604,950	$90,149	1,258,553	$1	$1,265	$(245)	$—	$11	$(64,726)	$(63,694)
Issuance of Series C convertible preferred stock	2,477,760	33,789	—	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	2,806	—	—	—	—	2,806
Issuance of Series D convertible preferred stock	1,666,651	24,866	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	14,788	—	1	—	—	—	—	1
Issuance of common stock upon exercise of options and vesting of early exercise options	—	—	480,132	1	1,119	(315)	—	—	—	805
Repurchase of common stock	—	—	(10,919)	—	(25)	—	—	—	—	(25)
Compensation expense relating to consultant options	—	—	—	—	181	—	—	—	—	181
Reclassification of unvested common stock	—	—	(317,723)	—	(822)	—	—	—	—	(822)
Issuance of warrant to purchase convertible preferred stock	—	—	—	—	12	—	—	—	—	12
Issuance of common stock warrants	—	—	—	—	28	—	—	—	—	28
Issuance of common stock to employee in connection with employment agreement	—	—	149,999	—	1,449	—	(1,448)	—	—	1
Deferred stock compensation, net of terminations	—	—	—	—	1,974	—	(1,974)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	528	—	—	528
Compensation expense relating to common stock options granted to employees	—	—	—	—	250	—	—	—	—	250
Convertible preferred stock dividends payable	—	—	—	—	—	—	—	—	(97)	(97)
Comprehensive loss:
Change in unrealized gain/loss on investments	—	—	—	—	—	—	—	(111)	—	(111)
Net loss	—	—	—	—	—	—	—	—	(31,242)	(31,242)

Comprehensive loss										(31,353)

Balance at December 31, 2004	11,749,361	$148,804	1,574,830	$2	$8,238	$(560)	$(2,894)	$(100)	$(96,065)	$(91,379)
Issuance of common stock upon exercise of warrants	—	—	693,268	—	38	—	—	—	—	38
Issuance of common stock upon exercise of options and vesting of early exercised options	—	—	451,397	—	1,516	—	—	—	—	1,516
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	40,811	—	362	—	—	—	—	362
Repurchase of common stock	—	—	(4,696)	—	(11)	—	—	—	—	(11)
Issuance of Series A convertible preferred stock upon exercise of warrants	12,249	73	—	—	(12)	—	—	—	—	(12)
Conversion of preferred stock to common stock upon IPO	(11,761,610)	(148,877)	11,761,610	12	148,866	—	—	—	—	148,878
Convertible preferred stock dividends	—	—	—	—	—	—	—	—	(969)	(969)

XENOPORT, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

								Accumulated
						Notes		Other
	Convertible				Additional	Receivable	Deferred	Comprehensive		Total
	Preferred Stock		Common Stock		Paid-In	From	Stock	Income	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	(Loss)	Deficit	Equity (Deficit)
	(In thousands, except share amounts)

Exercise and conversion of convertible preferred stock dividend to common stock upon IPO	—	—	71,080	—	1,066	—	—	—	—	1,066
Proceeds from common stock issued upon IPO, net of issuance costs	—	—	5,000,000	5	46,349	—	—	—	—	46,354
Proceeds from greenshoe, net of issuance costs			9,569	—	63	—	—	—	—	63
Compensation expense relating to consultant options	—	—	—	—	369	—	—	—	—	369
Repayment of promissory notes from stockholders	—	—	—	—	—	125	—	—	—	125
Reclassification of unvested common stock	—	—	(3,251)	—	(9)	—	—	—	—	(9)
Reversal of deferred stock compensation	—	—	—	—	(4,821)	—	4,821	—	—	—
Compensation expense relating to common stock option granted to an employee	—	—	—	—	128	—	—	—	—	128
Comprehensive loss:
Change in unrealized gain/loss on investments	—	—	—	—	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	—	—	—	(42,909)	(42,909)

Comprehensive loss										(42,945)

Balance at December 31, 2005	—	—	19,442,616	$19	$210,681	$(158)	$(4,821)	$(136)	$(139,943)	$65,642
Issuance of common stock upon exercise of options and vesting of early exercised options	—	—	346,593	—	1,199	—	—	—	—	1,199
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	93,837	—	1,110	—	—	—	—	1,110
Repurchase of common stock	—	—	(4,134)	—	(13)	—	—	—	—	(13)
Proceeds from common stock issued upon FPO, net of issuance costs	—	—	4,500,000	5	71,534	—	—	—	—	71,539
Proceeds from greenshoe, net of issuance costs			140,856	—	2,257	—	—	—	—	2,257
Compensation expense relating to consultant options	—	—	—	—	198	—	—	—	—	198
Repayment of promissory notes from stockholders	—	—	—	—	—	125	—	—	—	125
Reclassification of unvested common stock	—	—	(3,251)	—	(9)	—	—	—	—	(9)
Reversal of deferred stock compensation	—	—	—	—	(4,821)	—	4,821	—	—	—
Stock-based compensation expense — employees	—	—	—	—	5,377	—	—	—	—	5,377
Comprehensive loss:
Change in unrealized gain/loss on investments	—	—	—	—	—	—	—	173	—	173
Net loss	—	—	—	—	—	—	—	—	(64,313)	(64,313)

Comprehensive loss										(64,141)

Balance at December 31, 2006	—	—	24,516,517	$24	$287,513	$(33)	$—	$37	$(204,256)	$83,285

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating activities
Net loss	$(64,313)	$(42,909)	$(31,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,630	2,095	2,234
Accretion of investment discounts, net	(1,463)	(141)	476
Amortization of deferred compensation	—	2,403	528
Stock-based compensation expense — employees	5,377	128	250
Stock-based compensation expense — consultants	198	369	181
Change in assets and liabilities:
Accounts receivable	(2,741)	1,299	(615)
Other current assets	1,129	(1,242)	105
Deposits and other assets	10	23	9
Notes receivable from employees	—	191	(191)
Accounts payable	(2,846)	1,365	519
Accrued compensation	1,247	334	896
Accrued preclinical and clinical costs	11,510	(1,020)	1,577
Other accrued liabilities	1,129	(537)	338
Deferred revenue	(607)	22,728	(2,750)
Deferred rent and other	(111)	55	497

Net cash used in operating activities	(49,851)	(14,859)	(27,188)

Investing activities
Purchases of investments	(172,826)	(102,023)	(49,482)
Proceeds from sales and maturities of investments	140,295	55,989	42,228
Change in restricted investments	1,506	(36)	(149)
Purchases of property and equipment	(1,355)	(872)	(1,483)

Net cash used in investing activities	(32,380)	(46,942)	(8,886)

Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs and exercise of warrants	—	61	61,462
Proceeds from issuance of common stock and exercise of stock options and warrants	75,601	48,284	731
Repurchases of common stock	(13)	(11)	(25)
Proceeds from repayment of promissory notes from a stockholder	125	—	—
Proceeds from equipment financing obligations	—	84	1,715
Payments on capital leases and equipment financing obligations	(713)	(1,083)	(2,548)

Net cash provided by financing activities	75,000	47,335	61,335

Net increase (decrease) in cash and cash equivalents	(7,231)	(14,466)	25,261
Cash and cash equivalents at beginning of period	22,088	36,554	11,293

Cash and cash equivalents at end of period	$14,857	$22,088	$36,554

Supplemental schedule of noncash investing and financing activities
Warrants issued in connection with a preferred stock financing	$—	$—	$2,806

Issuance of common stock in exchange for notes receivable from stockholders	$—	$402	$315

Conversion of preferred stock to common stock upon initial public offering	$—	$149,944	$—

Issuance of common stock in a cashless exercise of a warrant	$—	$12	$—

Reclassification of the unvested portion of common stock from early exercises of stock options to a liability	$9	$621	$822

Vesting of common stock from early exercises of stock options	$504	$452	$22

Deferred stock compensation, net of forfeitures	$—	$4,330	$3,422

Stock dividends payable to preferred stockholders	$—	$969	$97

Disposal of property and equipment at no gain or loss	$6,300	$49	$—

Supplemental disclosure of cash flow information
Interest paid	$122	$187	$219

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

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents, which consist of money market funds, U.S. government debt securities, corporate debt securities and certificates of deposit.

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

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

be other-than-temporary on available-for-sale securities, if any, are recorded in interest income and expense. The cost of securities sold is based on the specific-identification method. Interest and dividends are included in interest income.

Restricted Investments

Under a facilities operating lease agreement, the Company is required to secure a letter of credit with cash or securities. At December 31, 2006 and 2005, the Company recorded $1,699,000 and $3,205,000, respectively, of restricted investments related to the letter of credit (see Note 6).

In connection with the Company’s license to use radioactive materials in its research facilities, it must maintain a $150,000 letter of credit with the Radiological Health Branch of the State of California. This requirement has been fulfilled through a certificate of deposit with a financial institution. The fair value of the secured amount of $158,000 and $152,000 was classified as restricted investments on the accompanying balance sheets at December 31, 2006 and 2005, respectively.

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

The Company does not currently own or operate manufacturing facilities, and the Company relies and expects to continue to rely on a small number of third-party compound manufacturers and active pharmaceutical ingredient formulators for the production of clinical and commercial quantities of product candidates. The Company does not have long-term agreements with any of these third parties, and the agreements with these parties are generally terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform under these agreements or enter into new agreements, the Company may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of the Company’s product candidates in a timely manner from these third parties could delay clinical trials and prevent the Company or its partners from developing and commercializing their product candidates in a cost-effective manner or on a timely basis. In particular, Teva Pharmaceutical Industries, Ltd., Lonza Ltd., Patheon Pharmaceuticals, Inc., Heumann Pharma GmbH, Cardinal Health PTS, LLC and Xcelience, LLC are all sole suppliers for various products used in the production of clinical and commercial product candidates.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, for stock options and stock purchase rights granted under the 2005 Employee Stock Purchase Plan (the Purchase Plan), stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock Compensation (SFAS 123).

Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25, and related interpretations, and provided the disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. Prior to the Company’s initial public offering in June 2005, the Company had granted certain stock options with exercise prices that were below the estimated fair value of the common stock at the date of grant. During the years ended December 31, 2005 and 2004, the Company recorded employee stock-based compensation expense associated with the amortization of deferred stock compensation of $2,403,000 and $528,000, respectively.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effects on net loss if the Company had applied the fair value recognition provisions of SFAS 123 to all employee stock options.

	Year Ended December 31,
	2005	2004
	(In thousands, except per share amounts)

Net loss, as reported	$(42,909)	$(31,242)
Add: Stock-based employee compensation expense based on intrinsic value method	2,531	778
Less: Stock-based employee compensation expense determined under the fair value method	(5,245)	(1,726)

Pro forma net loss	(45,623)	(32,190)
Convertible preferred stock dividends	(969)	(97)

Pro forma loss applicable to common stockholders	$(46,592)	$(32,287)

Loss per share applicable to common stockholders:
Basic and diluted, as reported	$(3.69)	$(25.51)

Basic and diluted, pro forma	$(3.92)	$(26.28)

Impact of the Adoption of SFAS 123R

The Company elected to adopt SFAS 123R using the modified prospective application method, which was applied to the unvested portion of options granted prior to January 1, 2006 and all options granted after January 1, 2006. Accordingly, during the year ended December 31, 2006, the Company recorded stock-based compensation expense totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS 123. Previously reported amounts have not been restated. The effect of recording stock-based compensation under SFAS 123R was as follows:

Year Ended
December 31, 2006
(In thousands, except per
share amounts)

Stock-based compensation by type of award:
Employee stock options	$5,048
Purchase Plan	329
Non-employee stock options	198

Total stock-based compensation	$5,575

Effect on basic and diluted loss per share applicable to common stockholders	$(0.25)

Upon the adoption of SFAS 123R on January 1, 2006, the Company reversed all of the existing balance of deferred stock compensation of $4,821,000 with a corresponding reduction in additional paid-in capital.

Upon the adoption of SFAS 123R, as of January 1, 2006, the total compensation cost related to unvested awards was $4,703,000, before estimated forfeitures, which were not significant. In the Company’s pro forma disclosures prior to the adoption of SFAS 123R, the Company accounted for forfeitures upon occurrence. SFAS 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Details of the Company’s employee stock-based compensation are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Research and development	$2,782	$849	$205
General and administrative	2,595	1,554	323

	$5,377	$2,403	$528

Valuation Assumptions

In connection with the adoption of SFAS 123R, the Company reassessed its valuation method and related assumptions. The Company estimates the fair value of stock options and stock purchase rights using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, Staff Accounting Bulletin 107 (SAB 107) and the method used to compute the Company’s prior period pro forma disclosures of loss available to common stockholders, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, the single-option allocation method and the straight-line attribution approach with the following weighted-average assumptions:

	Year Ended December 31,
	2006	2005	2004

Dividend yield	0%	0%	0%
Volatility for options	0.70	0.75	0.80
Volatility for ESPP	0.51	0.46	—
Weighted-average expected life of options (years)	4.83	5	5
Weighted-average expected life of ESPP rights (years)	0.5	0.5	—
Risk-free interest rate for options	4.35-5.07%	3.87-4.29%	2.98-3.72%
Risk-free interest rate for ESPP rights	3.69-5.15%	3.69%	—

SFAS 123R requires the use of option-pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Both the expected stock price volatility and the weighted-average expected life assumptions were determined using data obtained from similar entities, taking into consideration factors such as industry, stage of life cycle, size and financial leverage. The risk-free interest rate input is based on the U.S. Treasury yield curve in effect at the time of grant. Prior to the adoption of SFAS 123R, the Company had also used this approach in calculating its expected stock price volatility, weighted-average expected life and risk-free interest rate assumptions.

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

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Comprehensive Loss

The Company displays comprehensive loss and its components as part of the statements of convertible preferred stock and stockholders’ equity (deficit). Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale securities.

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

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except
	per share amounts)

Historical
Numerator:
Loss applicable to common stockholders (in thousands)	$(64,313)	$(43,878)	$(31,339)

Denominator:
Weighted-average common shares outstanding	22,372	12,402	1,480
Less: Weighted-average unvested common shares subject to repurchase	(271)	(504)	(251)

Denominator for basic and diluted loss per share applicable to common stockholders	22,101	11,898	1,229

Basic and diluted loss per share allocable to common stockholders	$(2.91)	$(3.69)	$(25.51)

Historical outstanding dilutive securities not included in diluted loss per share applicable to common stockholders calculation
Preferred stock	—	—	11,749
Options to purchase common stock	2,254	1,624	1,260
Warrants outstanding	39	39	756

	2,293	1,663	13,765

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2007. The Company does not expect the adoption of FIN 48 to have a material impact on either its financial position or results of operations.

2.	Collaboration Revenue

The Company entered into collaborations with ALZA Corporation and Pfizer Inc in December 2002 and November 2003, respectively. These collaborations included non-refundable, up-front fees, research funding fees, as well as the potential to earn milestone payments and royalties. Obligations under these collaborations had been discharged by December 31, 2005.

In December 2005, the Company entered into a license agreement with Astellas Pharma Inc. for exclusive rights in Japan and five other Asian countries to develop and commercialize XP13512, the Company’s lead product candidate. Under the terms of the agreement, Astellas was granted exclusive rights to develop and commercialize XP13512 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (collectively referred to as the Astellas territory). The Company received an initial license payment of $25.0 million in 2005, which has been deferred and is being recognized on a straight-line basis over the expected patent life of XP13512 and a milestone payment of $10.0 million upon initiation of the Company’s first Phase 3 clinical trial of XP13512 in restless leg syndrome, or RLS, patients in the United States in 2006 that is being recognized on a straight-line basis over the period of the Phase 3 clinical trial. In addition, the Company is eligible to receive potential clinical and regulatory milestone payments totaling up to $50.0 million and will receive percentage-based royalties on any sales of XP13512 in the Astellas territory. The agreement also requires Astellas to source all product from the Company under a specified supply agreement. In the year ended December 31, 2006, the Company recognized revenue of $10,606,000, representing amortization of the up-front license payment and first milestone under this arrangement. At December 31, 2006, $24,267,000 of revenue was deferred under this arrangement, of which $2,424,000 was classified within current liabilities and the remaining $21,843,000 was recorded as a noncurrent liability.

The following table presents the Company’s total revenue that has been recognized pursuant to all of its collaborations (in thousands):

	Year Ended December 31,
	2006	2005	2004

ALZA	$—	$1,895	$5,132
Pfizer	—	2,646	3,750
Astellas	10,606	126	—

	$10,606	$4,667	$8,882

Revenue from Astellas represented 100% of the Company’s collaboration revenue for the year ended December 31, 2006. Revenue from ALZA represented 41% and 58% of the Company’s collaboration revenue for the years ended December 31, 2005 and 2004, respectively. Revenue from Pfizer represented 57% and 42% of the Company’s collaboration revenue for the years ended December 31, 2005 and 2004, respectively.

The Company’s accounts receivable balance is comprised of trade receivables from its collaborative research agreements. At December 31, 2006 and 2005, Astellas represented 100% of accounts receivable.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

		Gross
		Unrealized Gains	Estimated
	Cost	(Losses)	Fair Value

As of December 31, 2006:
Cash	$3,048	$—	$3,048
Money market funds	11,809	—	11,809
Government debt securities	—	—	—
Corporate debt securities	103,960	37	103,997
Certificate of deposit	1,699	—	1,699

	$120,516	$37	$120,553

Reported as:
Cash and cash equivalents			$14,857
Short-term investments			103,997
Restricted investments			1,699

			$120,553

		Gross
		Unrealized Gains	Estimated
	Cost	(Losses)	Fair Value

As of December 31, 2005:
Cash	$513	$—	$513
Money market funds	19,576	—	19,576
Government debt securities	28,451	(71)	28,380
Corporate debt securities	43,513	(64)	43,449
Certificate of deposit	3,205	—	3,205

	$95,258	$(135)	$95,123

Reported as:
Cash and cash equivalents			$22,088
Short-term investments			69,830
Restricted investments			3,205

			$95,123

At December 31, 2006 and 2005, the contractual maturities of all investments held were less than one year. There were no gross realized gains or losses from sales or maturities of securities in the periods presented.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005

Laboratory equipment	$5,332	$8,961
Furniture and fixtures	168	281
Computer equipment and software	691	2,030
Leasehold improvements	2,021	1,961

	8,212	13,233
Less: Accumulated depreciation and amortization	(4,680)	(9,426)

Property and equipment, net	$3,532	$3,807

At December 31, 2006 and 2005, the cost of equipment under capital leases was $0 and $3,726,000, respectively. At December 31, 2006 and 2005, the accumulated depreciation under capital leases was $0 and $3,661,000.

5.	Employee Notes Receivable

At December 31, 2006 and 2005, the Company had outstanding full recourse notes receivable totaling $450,000 to employees and officers to finance the purchases of personal assets. The notes are secured by the deeds of trust on the residences of the employees and officers and require interest at rates ranging from 4.13% to 4.99% per annum. The principal and any accrued interest on the notes are payable on the earlier of termination of employment or seven years from the date of issuance. The maturity dates range from August 2008 to May 2009. Accrued interest is forgiven on each note’s anniversary date.

6.	Commitments

Operating Leases

The Company has entered into an operating lease arrangement for office and laboratory space in Santa Clara, California. The Santa Clara operating lease, which commenced in December 2001, has an initial term of ten years, may be extended at the end of the term for two additional periods of five years each and contains contractual rent escalation over the life of the lease. The Company is recognizing rent expense evenly over the lease term. Deferred rent of $1,811,000 and $1,806,000 at December 31, 2006 and 2005, respectively, represents the difference between rent expense recognized and actual cash payments related to the Company’s operating lease.

In connection with the Santa Clara operating lease, the Company entered into a letter of credit agreement in the amount of $3,000,000 with a financial institution that required the Company, at its option, to secure the letter of credit with either $3,000,000 of cash or certificate of deposit, or securities with a fair market value of at least $3,750,000. Under the terms of the operating lease agreement, the amount of the letter of credit was reduced to $1,500,000 in December 2006. The fair value of the certificate of deposit is presented as restricted investments on the balance sheet at $1,699,000 and $3,205,000, at December 31, 2006 and 2005, respectively. This letter of credit will be required until the termination of the lease.

In April 2004, the Company entered into a sublease agreement to rent out a portion of its facilities not in use. The sublease agreement provided for monthly rental income of $52,000 for the first year and $66,000 monthly rental income for the second year, with a one-year extension at the end of the two-year term. In 2005, the sub-tenant exercised its option to extend the lease for another year. In January 2007, the Company entered into an agreement with the subtenant to terminate the sublease effective January 31, 2007. The Company recorded the monthly

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

sublease income as an offset to rent expense. Sublease income recorded for the years ended December 31, 2006 and 2005 was $822,000 and $744,000, respectively.

Rent expense, net of sublease income, was $2,894,000, $2,972,000 and $3,300,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, future minimum payments under all non-cancelable operating leases were as follows (in thousands):

Year ending December 31:
2007	$3,832
2008	3,956
2009	4,085
2010	4,218
2011	3,981

Total minimum lease payments	$20,072

Capital Leases and Equipment Financing Obligations

In November 2002, the Company entered into an equipment financing arrangement for borrowings of up to $2,000,000. Obligations under the arrangement are secured by assets financed. Interest is approximately 8.26%, and payments under each draw are made monthly over 36 to 48 months. In conjunction with this arrangement, the Company issued to the lender a warrant to purchase 4,000 shares of the Company’s Series B convertible preferred stock at $15.00 per share (see Note 7). Borrowing capacity under the agreement expired in June 2003, thus at December 31, 2006, no funds were available for future draw down. Amounts outstanding under this arrangement were $27,000 and $211,000 at December 31, 2006 and 2005, respectively.

In July 2004, the Company entered into another equipment financing arrangement for borrowings of up to $1,800,000. Interest is based on a 36- or 48-month U.S. Treasury note yield plus 5.75% or 5.55%, respectively. Obligations under the arrangement are secured by assets financed, and repayment terms are monthly over 36 to 48 months. In conjunction with this arrangement, the Company issued to the lender a warrant to purchase 1,041 shares of the Company’s Series C convertible preferred stock at $15.00 per share (see Note 7). The arrangement expired in May 2005, thus at December 31, 2006, no funds were available for future draw down. At December 31, 2006 and 2005, $654,000 and $1,183,000, respectively, were outstanding under this arrangement.

At December 31, 2006, future minimum principal payments under equipment financing arrangements were as follows (in thousands):

Equipment
Financing
Arrangements

Year ending December 31:
2007	$500
2008	176
2009	5

Total minimum payments required	681
Less: Current portion	(500)

Noncurrent portion	$181

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In connection with the equipment financing arrangements, the Company is restricted from paying cash dividends or distributions on any equity with the exception of dividends payable solely in common stock.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The Company may terminate the indemnification agreements with its officers and directors upon 90 days’ written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of December 31, 2006.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

7.	Stockholders’ Equity

Common Stock

At December 31, 2006 and 2005, the Company was authorized to issue 60,000,000 shares of common stock.

Stockholders’ Rights Plan

On December 16, 2005, the Company adopted a preferred stock rights plan pursuant to which each share of common stock outstanding on January 13, 2006, and each subsequently issued share, will receive a non-taxable dividend. The dividend will confer the purchase right (a right) that confers the right to purchase one one-hundredth of a share of a new class of preferred stock and will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer for 15% or more of the Company’s common stock. If such a person acquires 15% or more of the Company’s common stock, all rights holders, except the 15% acquiror, will be entitled to acquire the Company’s common stock at a discount through the exercise of the preferred stock. The rights plan has been designed to discourage acquisitions of more than 15% of the Company’s common stock without negotiations with the board of directors. The rights expire on January 13, 2016. The rights will trade with the Company’s common stock, unless and until they are separated upon the occurrence of certain future events. The board of directors may terminate the rights plan at any time or redeem the rights prior to the time the rights are triggered

Equity Incentive Plans

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

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The 1999 Plan allows for the early exercise of options prior to vesting. In accordance with EITF No. 00-23, Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, stock options granted or modified after March 21, 2002 that are subsequently exercised for cash prior to vesting are not deemed to be issued until those shares vest. Since March 21, 2002, the Company has issued an aggregate of 477,947 shares of common stock pursuant to the early exercise of stock options. As of December 31, 2006 and 2005, there were 139,000 and 296,944, respectively, of these shares issued subject to the Company’s right to repurchase at the original issuance price. The amounts received in exchange for these shares have been recorded as a liability for early exercise of stock options in the accompanying balance sheets and will be reclassified into equity as the shares vest.

Subsequent to the initial public offering of the Company’s stock in June 2005, no further options will be granted under the 1999 Plan. At the date of the initial public offering, the 64,617 shares remaining and available for future grant were cancelled.

2005 Equity Incentive Plan

In January 2005, the Company’s board of directors adopted the 2005 Equity Incentive Plan (2005 Plan). Under the terms of the 2005 Plan, options, stock purchase rights, stock bonus rights, stock appreciation rights and other stock awards and rights may be granted by the board of directors to employees, directors and consultants. Options granted may be either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value, and non-statutory options may be granted to employees, directors or consultants at exercise prices of no less than 85% of the fair value, of the common stock on the grant date. Options vest as determined by the board of directors, generally at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years for initial employee grants and ratably over four years for subsequent grants. Options granted under the 2005 Plan expire no more than ten years after the date of grant. Stock purchase rights, stock bonus rights, stock appreciation rights and other stock awards and rights may be granted by the board of directors to employees, directors and consultants and may be subject to such terms and conditions as the board of directors deems appropriate, although such awards may not be granted with a purchase price below the par value of the stock. Under the terms of the 2005 Plan, the maximum number of shares that may be issued shall not exceed the total of 2,000,000, plus any shares issuable from options previously granted from the 1999 Plan at the date of the Company’s initial public offering, plus an annual increase equal to the lesser of (i) 2.5% of the total number of common shares outstanding at the end of the preceding calendar year and (ii) 2,000,000 common shares. During the year ended December 31, 2006, the annual increase to the 2005 Plan reserve was 496,224 shares. At December 31, 2006 and 2005, there were 1,395,202 and 1,739,825 shares, respectively, remaining and available for future grant under the 2005 Plan.

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

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Under the terms of the 2005 Directors’ Plan, the maximum number of shares that may be issued shall not exceed the total of 150,000, plus an annual increase equal to the excess of (i) the number of shares subject to options granted in the preceding calendar year, over (ii) the number of shares added back to the share reserve from cancellations, provided that such increase shall not exceed 150,000 shares. During the year ended December 31, 2006, the annual increase to the 2005 Directors’ Plan reserve was 50,000 shares. At December 31, 2006 and 2005, there were 80,000 and 100,000 shares, respectively, remaining and available for future grant under the 2005 Directors’ Plan.

To date, all shares issued under each of the stock option plans have been newly issued shares. The Company expects to continue with this practice in the near term.

A summary of option activity under the equity incentive plans, as of December 31, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)

Outstanding at January 1, 2006	1,623,893	$7.51
Options granted	1,002,450	$18.68
Options canceled	(87,469)	$13.32
Options exercised	(284,985)	$5.48

Outstanding at December 31, 2006	2,253,889	$12.51	8.34	$29,251

Exercisable at December 31, 2006	1,255,542	$6.39	7.68	$32,343

The aggregate intrinsic value of all options outstanding and exercisable at December 31, 2006 was based on a closing stock price of $24.55.

The weighted-average grant date fair values of options granted in the years ended December 31, 2006, 2005 and 2004 were $18.68, $13.66 and $5.92 per share, respectively.

The total intrinsic value of options exercised in the years ended December 31, 2006, 2005 and 2004 was $2,686,000, $2,703,000 and $1,703,000, respectively.

As of December 31, 2006, the total compensation cost related to unvested awards not yet recognized was $10,700,000. This amount will be recognized over an estimated weighted-average amortization period of 3.1 years.

A summary of the Company’s unvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Unvested at January 1, 2006	1,286,694	$6.52
Options granted	1,002,450	$18.68
Options cancelled	(89,172)	$12.85
Options vested	(695,903)	$8.22

Unvested at December 31, 2006	1,504,069	$13.46

Employee Stock Purchase Plan

As of December 31, 2006, the Company had reserved a total of 448,490 shares of common stock for issuance under the Purchase Plan. In addition, the board of directors may increase the share reserve as of each January 1

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

through January 1, 2015, by an amount not to exceed the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (ii) 250,000 shares. The Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or after a purchase period ends. During the years ended December 31, 2006 and 2005, 93,837 shares and 40,811 shares, respectively, were purchased under the Purchase Plan.

8.	Preferred Stock

Preferred stock

At December 31, 2006 and 2005, the Company was authorized to issue 5,000,000 shares of preferred stock.

Convertible preferred stock

At December 31, 2006 and 2005, the Company was authorized to issue zero shares of convertible preferred stock. Prior to their conversion into common stock on the close of the Company’s initial public offering, each share of Series D preferred stock, prior and in preference to any declaration or payment of any dividend on the Company’s Series A, Series B and Series C preferred stock and common stock, was entitled to receive dividends in shares of Series D preferred stock at the rate of $1.35 per share of Series D preferred stock per annum (as adjusted for stock splits, stock dividends or similar events with respect to such shares). The Series D preferred stock dividend was payable upon a liquidation event as defined in the stock purchase agreement and, accordingly, this dividend was paid at the close of the Company’s initial public offering, having been previously accrued on a straight-line basis. For the years ended December 31, 2006, 2005 and 2004, the Company recorded $0, $969,000 and $97,000, respectively, of convertible preferred stock dividend charge in its statement of operations. At the Company’s initial public offering, 71,080 shares of common stock were issued upon conversion of the preferred stock dividend.

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

	December 31,
	2006	2005

Net operating loss carryforwards	$60,636	$49,916
Research credit carryforwards	14,171	6,248
Capitalized research and development	4,132	1,845
Deferred revenue	9,888	—
Other	2,525	1,682

Total deferred tax assets	91,352	59,691
Valuation allowance	(91,352)	(59,691)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon the Company generating future taxable income, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $31,662,000, $16,398,000 and $14,193,000 during 2006, 2005 and 2004, respectively.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, the Company had net operating loss carry-forwards for federal income tax purposes of $159,395,000, which expire in the years 2019 through 2026, and federal research and development tax credits of $9,526,000, which expire in the years 2020 through 2026.

As of December 31, 2006, the Company had net operating loss carry-forwards for state income tax purposes of $89,120,000, which expire in the years 2009 through 2016, and state research and development tax credits of $7,145,000, which do not expire.

Approximately $529,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions that, when recognized, will be allocated directly to additional paid-in capital.

Utilization of the Company’s net operating loss and credit carry-forwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss and credits before utilization.

10.	Subsequent Events

On February 8, 2007, the Company announced an exclusive collaboration with Glaxo Group Limited (GSK) to develop and commercialize XP13512 worldwide, excluding the Astellas territory. GSK made an upfront, non-refundable payment of $75.0 million to the Company that we received on March 7, 2007, and has agreed to make additional payments of up to $275.0 million upon the achievement of pre-commercialization milestones and up to $290.0 million upon the achievement of specified sales levels. Under the terms of the agreement, which remains subject to review by the U.S. Federal Trade Commission, GSK would also be responsible for all future development costs, with the exception of specified development costs that the Company will assume in connection with the development of XP13512 for RLS in the United States. The Company would be entitled to receive royalties based upon a percentage of sales of XP13512 in the GSK territory for a specified period of time, unless the Company elects the option to co-promote XP13512 in the United States. In the event that the Company elects the co-promotion option for XP13512, the Company would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States for so long as XP13512 is sold, as well as payments on details that the Company performs in the United States on Requip 14H and Requip 24H, GSK’s development-stage product candidates for RLS and Parkinson’s disease. Upon approval of the new drug application for XP13512 by the U.S. Food and Drug Administration, the Company would co-promote XP13512 in the United States to those same prescribers. GSK may terminate the collaboration at its discretion upon 60-days’ written notice to the Company prior to, and 120-days’ written notice to the Company following, the first commercial sale of XP13512. In such event, all XP13512 product rights would revert to the Company and the Company would be entitled to specified transition assistance from GSK.