Form 10-Q
period 2007-03-31
XENOPORT INC
filed 2007-05-09
CIK 1130591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
(Registrant’s telephone number, including area code) (408) 616-7200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                      Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total number of shares of common stock outstanding as of April 13, 2007: 24,797,684.

XENOPORT, INC.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
XENOPORT, INC.
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands)
Current assets:
Cash and cash equivalents	$58,452	$14,857
Short-term investments	112,984	103,997
Accounts receivable	2,523	2,796
Other current assets	2,078	1,332

Total current assets	176,037	122,982
Property and equipment, net	3,746	3,532
Restricted investments	1,720	1,699
Employee notes receivable and other assets	451	452

Total assets	$181,954	$128,665

Current liabilities:
Accounts payable	$582	$144
Accrued compensation	2,265	2,928
Accrued preclinical and clinical costs	9,808	13,430
Other accrued liabilities	1,508	1,737
Deferred revenue	61,264	2,424
Current portion of equipment financing obligations	403	500
Current portion of liability for early exercise of employee stock options	257	292

Total current liabilities	76,087	21,455
Deferred revenue	21,465	21,843
Deferred rent and other	1,638	1,696
Noncurrent portion of equipment financing obligations	121	181
Noncurrent portion of liability for early exercise of employee stock options	130	205
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 60,000 and 60,000 shares authorized; 24,645 and 24,517 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	25	24
Additional paid-in capital	290,063	287,513
Notes receivable from stockholders	(8)	(33)
Accumulated other comprehensive income	38	37
Accumulated deficit	(207,605)	(204,256)

Total stockholders’ equity	82,513	83,285

Total liabilities and stockholders’ equity	$181,954	$128,665

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months
	Ended March 31,
	2007	2006
	(In thousands, except per
	share amounts)
Revenues:
Collaboration revenue	$16,539	$1,288

Total revenues	16,539	1,288

Operating expenses:
Research and development	17,089	13,746
General and administrative	4,403	3,406

Total operating expenses	21,492	17,152

Loss from operations	(4,953)	(15,864)
Interest income	1,657	937
Interest and other expense	(53)	(51)

Net loss	$(3,349)	$(14,978)

Basic and diluted net loss per share	$(0.14)	$(0.77)

Shares used to compute basic and diluted net loss per share	24,567	19,516

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended March 31,
	2007	2006
	(In thousands)
Operating activities
Net loss	$(3,349)	$(14,978)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	332	441
Amortization (accretion) of investment premiums and discounts, net	(1,062)	137
Stock-based compensation expense — employees	2,120	1,104
Stock-based compensation expense — consultants	7	87
Change in assets and liabilities:
Accounts receivable	273	(10,000)
Other current assets	(746)	173
Deposits and other assets	1	3
Accounts payable	438	(2,520)
Accrued compensation	(663)	158
Accrued preclinical and clinical costs	(3,622)	3,102
Other accrued liabilities	(229)	96
Deferred revenue	58,462	8,712
Deferred rent and other	(58)	73

Net cash provided by (used in) operating activities	51,904	(13,412)

Investing activities
Purchases of investments	(67,964)	(4,570)
Proceeds from maturities of investments	60,040	15,000
Change in restricted investments	(21)	(27)
Purchases of property and equipment	(546)	(218)

Net cash provided by (used in) investing activities	(8,491)	10,185

Financing activities
Proceeds from issuance of common stock and exercise of stock options and warrants	345	102
Repurchases of common stock	(31)	(2)
Proceeds from repayment of promissory notes from a stockholder	25	—
Payments on capital leases and equipment financing obligations	(157)	(178)

Net cash provided by (used in) financing activities	182	(78)

Net increase (decrease) in cash and cash equivalents	43,595	(3,305)
Cash and cash equivalents at beginning of period	14,857	22,088

Cash and cash equivalents at end of period	$58,452	$18,783

Supplemental schedule of noncash investing and financing activities

Vesting of common stock from early exercises of stock options	$110	$199

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
     In February 2007, the Company entered into an exclusive collaboration with Glaxo Group Limited (GSK) to develop and commercialize XP13512 worldwide, excluding Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (collectively referred to as the Astellas territory). See Note 2.
     Basis of Preparation
     The accompanying financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2007 and results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Company’s annual report on Form 10-K.
     Revenue Recognition
     Revenue arrangements are accounted for in accordance with the provisions of Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables. A variety of factors are considered in determining the appropriate method of revenue recognition under these arrangements, such as whether the various elements can be considered separate units of accounting, whether there is objective and reliable evidence of fair value for these elements and whether there is a separate earnings process associated with a particular element of an agreement. Specifically, the Company accounts for each of these typical elements as follows:
•	Up-front, licensing-type fees. Up-front, licensing-type payments are assessed to determine whether or not the licensee is able to obtain any stand-alone value from the license. Where this is not the case, the Company does not consider the license deliverable to be a separate unit of accounting and the revenue is deferred with revenue recognition for the license fee being assessed in conjunction with the other deliverables that constitute the combined unit of accounting.

•	Milestones. Milestones are assessed on an individual basis and revenue recognized from these milestones when earned, as evidenced by acknowledgment from collaborators, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of, or progress towards the culmination of, an earnings process and (iii) the milestone payment is non-refundable. Where separate milestones do not meet these criteria, the Company typically defaults to a performance-based model, with revenue recognition following delivery of effort as compared to an estimate of total expected effort. Milestones that are received after all substantive deliverables have occurred are considered to be bonus payments and are recognized upon receipt of the cash, assuming all of the other revenue recognition criteria are met.

•	Collaborative research payments. Generally, the payments received are based on a contractual cost per full-time equivalent employee working on the project, and recognized as the services are performed over the related funding periods for each agreement.

•	Grant revenues. Grant revenues are recognized as research is performed.

•	Combined units of accounting. Where there are multiple deliverables combined as a single unit of accounting, revenues are deferred and recognized over the longest period over which the Company remains obligated to perform services or deliver product. The specific methodology for the recognition of the revenue (e.g., straight-line or according to specific performance criteria) is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract.
     Payments received in excess of revenues recognized are recorded as deferred revenue until such time as the revenue recognition criteria have been met.
     The Company’s collaboration agreements also include potential payments for commercial product supply and product royalties. To date, no revenues have been received from either of these sources.
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
     Income Tax Expense
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standard Board, Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions.
     At the date of adoption of FIN 48, the Company had no unrecognized tax benefits and expected no significant changes in unrecognized tax benefits in the next 12 months.
     The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes.
2. Collaboration Revenue
     In December 2005, the Company entered into a license agreement with Astellas Pharma Inc. for exclusive rights in Japan and five other Asian countries to develop and commercialize XP13512, the Company’s lead product candidate. Under the terms of the agreement, Astellas was granted exclusive rights to develop and commercialize XP13512 in the Astellas territory. The Company received an initial license payment of $25,000,000 in December 2005, which has been deferred and is being recognized on a straight-line basis over a period that approximates the expected patent life of XP13512. In April 2006, the Company received a milestone payment of $10,000,000 upon initiation of the Company’s first Phase 3 clinical trial of XP13512 in restless leg syndrome, or RLS, patients in the United States that is being recognized on a straight-line basis over the period of the Phase 3 clinical trial. In addition, the Company is eligible to receive potential clinical and regulatory milestone payments totaling up to $50,000,000 and is entitled to receive percentage-based royalties on any sales of XP13512 in the Astellas territory. The agreement also requires Astellas to source all product from the Company under a specified supply agreement. In the three months ended March 31, 2007, the Company recognized revenue of $1,288,000, representing amortization of the up-front license payment and first milestone payment under this arrangement. At March 31, 2007, $22,980,000 of revenue was deferred under this arrangement, of which $1,515,000 was classified within current liabilities and the remaining $21,465,000 was recorded as a noncurrent liability.

     In February 2007, the Company entered into an exclusive collaboration with GSK to develop and commercialize XP13512 worldwide, excluding the Astellas territory. In March 2007, GSK made an up-front, non-refundable license payment of $75,000,000. In addition, GSK has agreed to make additional payments of up to $275,000,000 upon the achievement of pre-commercialization milestones and up to $290,000,000 upon the achievement of specified sales levels. Under the terms of the agreement, GSK will also be responsible for all future development costs, with the exception of specified development costs that the Company will assume in connection with the development of XP13512 for RLS in the United States. The Company is entitled to receive royalties based upon a percentage of sales of XP13512 in the GSK territory for a specified period of time, unless the Company elects the option to co-promote XP13512 in the United States. In the event that the co-promotion option is elected for XP13512, the Company would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States for so long as XP13512 is sold, as well as payments on details the Company performs in the United States on Requip CR and Requip XL 24-Hour, GSK’s development-stage product candidates for RLS and Parkinson’s disease, respectively. Subject to FDA approval of the new drug application, or NDA, for XP13512, the Company would co-promote XP13512 in the United States to those same prescribers. The Company has concluded that the up-front license payment does not have value to GSK on a stand-alone basis without the benefit of the specified development activities that the Company will perform in connection with XP13512 and that $65,000,000 of milestones payable for clinical trial and pre-clinical activities were either not sufficiently substantive or not sufficiently at risk to be accounted for using the ‘when-earned’ model and, accordingly, these milestones and the up-front payment were combined into a separate unit of accounting that is being recognized over the best estimate of the development period to commercialization of the product during which time delivery of substantially all of the efforts required for the completion of the Company’s contractual responsibilities under the GSK agreement is expected to occur. In the three months ended March 31, 2007, the Company recognized revenue of $15,251,000 under this agreement. At March 31, 2007, $59,749,000 of revenue was deferred under this agreement and was classified within current liabilities.
3. Net Loss Per Share
     Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted-average unvested common shares subject to repurchase, without consideration for potential common shares. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted-average unvested common shares subject to repurchase and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, preferred stock, options to purchase stock and warrants are considered to be potential common shares and are only included in the calculation of diluted loss per share when their effect is dilutive.

	Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Numerator:
Net loss	$(3,349)	$(14,978)

Denominator:
Weighted-average common shares outstanding	24,733	19,870
Less: Weighted-average unvested common shares subject to repurchase	(166)	(354)

Denominator for basic and diluted net loss per share	24,567	19,516

Basic and diluted net loss per share	$(0.14)	$(0.77)

Historical outstanding dilutive securities not included in diluted net loss per share calculation
Restricted stock units and options to purchase common stock	2,810	2,031
Warrants outstanding	33	39

	2,843	2,070

4. Comprehensive Loss
     The Company displays comprehensive loss and its components as part of the annual statement of stockholders’ equity. Comprehensive loss is comprised of net loss and unrealized gains and losses on available-for-sale securities. Total comprehensive loss was as follows:

	Three Months
	Ended March 31,
	2007	2006
	(in thousands)
Net loss	(3,349)	(14,978)
Change in unrealized gain (loss) on available-for-sale securities	1	13

	$(3,348)	$(14,965)

5. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments
     The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

		Gross
		Unrealized
		Gains	Estimated
	Cost	(Losses)	Fair Value
As of March 31, 2007:
Cash	$1,082	$—	$1,082
Money market funds	52,122	—	52,122
Corporate debt securities	118,194	38	118,232
Certificate of deposit	1,720	—	1,720

	$173,118	$38	$173,156

Reported as:
Cash and cash equivalents			$58,452
Short-term investments			112,984
Restricted investments			1,720

			$173,156

		Gross
		Unrealized
		Gains	Estimated
	Cost	(Losses)	Fair Value
As of December 31, 2006:
Cash	$3,048	$—	$3,048
Money market funds	11,809	—	11,809
Corporate debt securities	103,960	37	103,997
Certificate of deposit	1,699	—	1,699

	$120,516	$37	$120,553

Reported as:
Cash and cash equivalents			$14,857
Short-term investments			103,997
Restricted investments			1,699

			$120,553

     At March 31, 2007 and December 31, 2006, the contractual maturities of investments held were less than one year. There were no gross realized gains or losses from sales or maturities of securities in the periods presented.

6. Stock-Based Compensation
     Details of the Company’s non-cash, stock-based compensation are as follows:

	Three Months
	Ended March 31
	2007	2006
	(in thousands)
Research and development	$1,269	$574
General and administrative	851	530

	$2,120	$1,104

     In January 2007, the Company’s board of directors approved the use of grants of restricted stock units to employees under the terms of the 2005 Equity Incentive Plan (2005 Plan) as part of the Company’s long-term incentive compensation program. Restricted stock units have no exercise price, are valued using the closing market price on the date of grant and vest as determined by the board of directors, typically in annual tranches over a three-year period at the rate of 25% at the end of each of the first and second years and 50% at the end of the third year. Restricted stock units granted under the 2005 Plan expire no more than ten years after the date of grant.
     During the three months ended March 31, 2007, the Company granted restricted stock units and options to purchase common stock covering 765,165 shares that had a total fair value of $11,827,000 that will be recognized over the weighted average-period of 3.7 years.
7. Subsequent Events
     In April 2007, the Company satisfied the criteria to receive $10,000,000 and $5,000,000 in milestone payments under the GSK and Astellas agreements, respectively, and expects to receive these milestone payments in May 2007.
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
Overview
     We are a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of drugs. Our most advanced product candidate is currently being evaluated in a Phase 3 clinical program for the treatment of restless legs syndrome, or RLS. This product candidate has also successfully completed a Phase 2a clinical trial for the management of post-herpetic neuralgia, or PHN. Our second product candidate has generated positive data in a Phase 2a clinical trial for reducing the number of reflux episodes in patients with gastroesophageal reflux disease, or GERD. Our current portfolio of proprietary product candidates includes the following:

•	XP13512 for RLS. XP13512 is a Transported Prodrug of gabapentin. XP13512 is currently being evaluated in a Phase 3 clinical program for the treatment of RLS. RLS is characterized by an irresistible urge to move one’s legs, usually accompanied by unpleasant sensations or pain in the legs. On April 25, 2007, we announced top-line results from a Phase 3 clinical trial of XP13512 for the treatment of symptoms of primary RLS. XP13512 demonstrated statistically significant improvements compared to placebo on both of the co-primary endpoints of the trial and was well tolerated.

•	XP13512 for Neuropathic Pain, Including PHN. We have also shown in a Phase 2a clinical trial that XP13512 is effective for the management of PHN, a chronic type of neuropathic pain that can follow the resolution of shingles.

•	XP19986 for GERD and Spasticity. XP19986 is a Transported Prodrug of R-baclofen that is in development for the treatment of GERD, which is a digestive system disorder caused primarily by inappropriate relaxations of the lower esophageal sphincter, which is a combination of muscles that controls the junction between the esophagus and the stomach. GERD is characterized by the frequent, undesirable passage of stomach contents into the esophagus that results in discomfort and potential damage to the lining of the esophagus. We have successfully completed a Phase 2a clinical trial indicating that single doses of XP19986 were well tolerated and produced statistically significant reductions in the number of reflux episodes in patients with GERD. XP19986 is also a potential treatment for the symptoms of spasticity.

•	XP21279 for Parkinson’s Disease. XP21279 is a Transported Prodrug of levodopa, or L-Dopa, that is in preclinical development for the treatment of Parkinson’s disease. We plan to file an investigational new drug application, or IND, for XP21279 in the fourth quarter of 2007.

•	XP20925 for Migraine and Chemotherapy-Induced Nausea and Vomiting. XP20925 is a Transported Prodrug of propofol that is in preclinical development for the treatment of migraine and chemotherapy-induced nausea and vomiting. We plan to commence preclinical development activities to support the filing in 2008 of an IND for XP20925.
     We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated any product revenues. We have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners, capital lease financings, interest earned on investments and government grants. We have incurred net losses since inception and expect to incur losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. We expect our research and development expenses to continue to increase as we expand our development programs, and, subject to regulatory approval of any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses if we establish a North American specialty sales force. As of March 31, 2007, we had an accumulated deficit of approximately $207.6 million.
     From our inception in 1999 through 2001, our principal activities were focused on identifying and characterizing natural nutrient transporter mechanisms and developing the technology necessary to utilize them for the active transport of drugs. Beginning in 2002, our activities expanded to include the preclinical and clinical development of internally discovered product candidates based on this proprietary technology. In addition to our ongoing research program, the process of carrying out the development of our product candidates to later stages of development will require significant additional research and development expenditures, including preclinical testing, clinical trials, manufacturing development efforts and regulatory activities. We outsource a substantial portion of our preclinical studies, clinical trials and manufacturing activities to third parties to maximize efficiency and minimize our internal overhead.
     In December 2005, we entered into an agreement in which we licensed to Astellas Pharma Inc. exclusive rights to develop and commercialize XP13512 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (collectively referred to as the Astellas territory). We received an initial license payment of $25.0 million. The terms of the agreement also specify clinical and regulatory milestone payments totaling up to a maximum of $60.0 million, including milestone payments of $10.0 million upon initiation of our first Phase 3 clinical trial of XP13512 in RLS patients in the United States, which we received in April 2006, and $5.0 million at the completion of our first Phase 3 clinical trial of XP13512 in RLS patients in the United States, which we expect to receive in May 2007. We will receive royalties on any sales of XP13512 in the Astellas territory at a royalty rate in the mid-teens on a percentage basis. As of March 31, 2007, we had recognized an aggregate of $12.0 million of revenue pursuant to this agreement.

     In February 2007, we announced an exclusive collaboration with Glaxo Group Limited, or GSK, to develop and commercialize XP13512 worldwide, excluding the Astellas territory. GSK made an up-front, non-refundable license payment to us of $75.0 million that we received in March 2007, and GSK has agreed to make additional payments of up to $275.0 million upon the achievement of pre-commercialization milestones and up to $290.0 million upon the achievement of specified sales levels. Under the terms of the agreement, GSK is responsible for all future development costs, with the exception of specified development costs that we assumed in connection with the development of XP13512 for RLS in the United States. We are entitled to receive royalties based upon a percentage of sales of XP13512 in the GSK territory for a specified period of time, unless we elect the option to co-promote XP13512 in the United States. In the event that we elect the co-promotion option for XP13512, we would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States for so long as XP13512 is sold, as well as payments on details we perform in the United States on Requip CR and Requip XL 24-Hour, GSK’s development-stage product candidates for RLS and Parkinson’s disease, respectively. Subject to FDA approval of the new drug application, or NDA, for XP13512, we would co-promote XP13512 in the United States to those same prescribers. As of March 31, 2007, we had recognized an aggregate of $15.3 million of revenue pursuant to this agreement. In April 2007, we satisfied the criteria to receive a $10.0 million milestone payment under this agreement, and we expect to receive this milestone payment in May 2007.
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and significant judgments and estimates are detailed in our annual report on Form 10-K with the exception of the following revenue recognition policy which has been updated subsequent to the initiation of our collaboration with GSK and additions to our stock-based compensation policy which has been updated to reflect our recent grants of restricted stock units.
Revenue Recognition
     We have entered into collaboration agreements with Astellas, ALZA Corporation, GSK and Pfizer Inc, each of which contains multiple elements. We account for these agreements in accordance with the provisions of Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, superceded by SAB No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables. We considered a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the various elements can be considered separate units of accounting, whether there is objective and reliable evidence of fair value for these elements and whether there is a separate earnings process associated with a particular element of an agreement. Specifically, we account for each of these typical elements as follows:
•	Up-front, licensing-type fees. To date, these types of fees have been classified within the collaboration agreements as license fees, access fees, rights fees and initial licensing fees, and each of them was non-refundable and payable in connection with the execution of the contract. Up-front, licensing-type payments are assessed to determine whether or not the licensee is able to obtain any stand-alone value from the license. Where this is not the case, we do not consider the license deliverable to be a separate unit of accounting and we defer the revenue with revenue recognition for the license fee being assessed in conjunction with the other deliverables that constitute the combined unit of accounting.

•	Milestones. We assess milestones on an individual basis and recognize revenue from these milestones when earned, as evidenced by acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination of, or progress towards the culmination of, an earnings process and (iii) the milestone payment is non-refundable. Where separate milestones do not meet these criteria, we typically default to a performance-based model, with revenue recognition following delivery of effort as compared to an estimate of total expected effort. Milestones that are received after all substantive deliverables have occurred are considered to be bonus payments and are recognized upon receipt of the cash, assuming all of the other revenue recognition criteria are met.

•	Collaborative research payments. Generally, the payments received are based on a contractual cost per full-time equivalent employee working on the project, and we recognize revenue related to these payments as the services are performed over the related funding periods for each agreement.

•	Grant revenues. Grant revenues are recognized as research is performed. Grant revenues are non-refundable.

•	Combined units of accounting. Where there are multiple deliverables combined as a single unit of accounting, revenues are deferred and recognized over the longest period over which we remain obligated to perform services or deliver product. The specific methodology for the recognition of the revenue (e.g., straight-line or according to specific performance criteria) is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract.
     Our collaboration agreements also include potential payments for commercial product supply and product royalties. To date, we have not received revenue from either of these sources.
Stock-Based Compensation
     Restricted stock units are measured at the fair value of the common stock on the date of grant and expensed over the period of vesting using the straight-line attribution approach.
     Our accounting policies related to stock options and stock-based compensation arrangements to employees and non-employees has not changed from those detailed in our most recent annual report on Form 10-K.
Results of Operations
Three Months Ended March 31, 2007 and 2006
     Revenues
     Our revenues consisted of amounts earned from our collaborations with Astellas and GSK.

	Three Months
	Ended
	March 31,		Change
	2007	2006	$	%
	(in thousands, except percentages)
Revenues	$16,539	$1,288	$15,251	1,184%
     The increase in revenues of $15.3 million for the three months ended March 31, 2007 compared to the same period in 2006 was the result of revenues recognized under our GSK agreement that was executed in February 2007.
     We expect revenues to fluctuate during the remainder of 2007 and beyond primarily depending upon our progress against the deliverables specified in the terms of our collaboration with GSK, the timing of milestone-related activities under our Astellas collaboration and the extent to which we enter into new collaborative agreements.
     Research and Development Expenses
     Research and development expenses consist of costs associated with our research activities and drug discovery efforts, as well as costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Of the total research and development expenses for the three months ended March 31, 2007 and 2006, the allocation of costs associated with research and preclinical and clinical development activities was as follows:

	Three Months
	Ended
	March 31,		Change
	2007	2006	$	%
	(in thousands, except percentages)
Research and preclinical	$4,353	$4,181	$172	4%
Clinical development	12,736	9,565	3,171	33%

Total research and development	$17,089	$13,746	$3,343	24%

     The increase in research and development expenses in the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to the following factors:
•	XP13512 clinical trial costs increased by $3.8 million, partially offset by a $2.0 million decrease in manufacturing costs;

•	XP19986 clinical trial costs decreased by $0.3 million and manufacturing costs decreased by $0.2 million, due to the completion of Phase 2 clinical trials; and

•	personnel costs increased by $1.5 million and consulting costs increased by $0.4 million.
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

	Three Months
	Ended
	March 31,		Change
	20067	2006	$	%
	(in thousands, except percentages)
General and administrative	$4,403	$3,406	$997	29%
     The increase in general and administrative expenses in the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to increased personnel costs of $0.4 million, marketing fees of $0.2 million and office-related expenses of $0.2 million.
     We expect that general and administrative expenses will increase in the future due to increased personnel, expanded infrastructure and increased consulting and legal services.
     Interest Income and Interest Expense
     Interest income consists of interest earned on our cash and cash equivalents and short-term investments.

	Three Months
	Ended
	March 31,		Change
	2007	2006	$	%
	(in thousands, except percentages)
Interest income	$1,657	$937	$720	77%
Interest and other expense	$53	$51	$2	4%
     The increase in interest income in the three months ended March 31, 2007 compared to the same period in 2006 was due primarily to higher average balances due to funds received from our follow-on offering in June 2006 and the initial license payment from GSK in March 2007 and higher average interest rates in 2007.

Financial Condition, Liquidity and Capital Resources

	As of	As of
	March	December
	31,	31,
	2007	2006
	(in thousands)
Cash and cash equivalents and short-term investments	$171,436	$118,854
Working capital	99,950	101,527
Restricted investments	1,720	1,699
Current portions of equipment financing and capital lease obligations	403	500
Noncurrent portions of equipment financing and capital lease obligations	121	181

	Three Months
	Ended
	March 31,
	2007	2006
	(in thousands)
Cash provided by (used in):
Operating activities	$51,904	$(13,412)
Investing activities	(8,491)	10,185
Financing activities	182	(78)
Capital expenditures (included in investing activities above)	(546)	(218)
     Due to our significant research and development expenditures and the lack of regulatory agency approvals to sell any products, we have not been profitable and have generated operating losses since we incorporated in 1999. As such, we have funded our operations primarily through sales of our preferred stock and through our public offerings. As of March 31, 2007, we had derived aggregate net proceeds of $151.5 million from sales of our preferred stock, $46.3 million from our initial public offering in 2005 and $73.8 million from our follow-on public offering in 2006. We have received additional funding from non-equity payments from collaborative partners, capital lease financings, interest earned on investments and government grants, each as described more fully below. At March 31, 2007, we had available cash and cash equivalents and short-term investments of $171.4 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.
     Net cash provided by (used in) operating activities was $51.9 million and $(13.4) million in the three months ended March 31, 2007 and 2006, respectively. The net cash provided by operating activities in the three months ended March 31, 2007 primarily reflected our net loss, offset by an increase in deferred revenue in connection with our February 2007 agreement with GSK. The net cash used in operating activities in the three months ended March 31, 2006 primarily reflected our net loss, offset in part by depreciation, non-cash stock-based compensation and non-cash changes in operating assets and liabilities.
     Net cash provided by (used in) investing activities was $(8.5) million and $10.2 million in the three months ended March 31, 2007 and 2006, respectively. Cash used in investing activities for the three months ended March 31, 2007 was primarily related to the purchases of investments, offset by proceeds from maturities of investments. Cash provided by investing activities for the three months ended March 31, 2006 was primarily related to the proceeds from maturities of investments, offset by purchases of investments and, to a lesser extent, purchases of property and equipment.

     Net cash provided by (used in) financing activities was $0.2 million and $(0.1) million in the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, cash was primarily provided by proceeds from stock option exercises, offset by principal payments on capital leases. For the three months ended March 31, 2006, cash was primarily used in principal payments on capital leases, offset by proceeds from stock option exercises.
     We believe that our existing capital resources and expected milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the third quarter of 2009. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the cost of manufacturing clinical and establishing commercial supplies of our product candidates and any products that we may develop;

•	the timing of any milestone payments under our collaborative arrangements;

•	the cost, timing and outcomes of regulatory approvals;

•	the number and characteristics of product candidates that we pursue;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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

Contractual Obligations
     Our future contractual obligations at March 31, 2007 were as follows (in thousands):

	Payments Due by Period
		Less
		Than	1-3	3-5
Contractual Obligations	Total	1 Year	Years	Years
Equipment financing obligations	$554	$429	$125	$—
Operating lease obligations	19,116	3,863	8,106	7,147

Total fixed contractual obligations	$19,670	$4,292	$8,231	$7,147

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2007, we had cash and cash equivalents and short-term investments of $171.4 million consisting of cash and highly liquid investments deposited in a highly rated financial institution in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.
     We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amount of approximately $4.5 million and zero for the three months ended March 31, 2007 and 2006, respectively, to this European contract manufacturer. We may be subject to exposure to fluctuations in foreign exchange rates in connection with these agreements. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures.
     Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Securities Exchange Act) required by Rules 13a-15(b) or 15d-15(b) under the Securities Exchange Act, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
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
     We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2007.

Risks Related to Our Business and Industry
     We have incurred operating losses since inception and expect to continue to incur losses for the foreseeable future. We may never achieve or sustain profitability.*
     We have a limited operating history and have incurred significant losses since our inception, including losses of approximately $3.3 million for the three months ended March 31, 2007 and $207.6 million since our inception in May 1999. We expect our research and development expenses to continue to increase as we expand our development programs and, subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. As a result, we expect to continue to incur annual losses for the foreseeable future. These losses have had, and will continue to have, an adverse effect on our stockholders’ equity.
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
     We do not expect any of our current product candidates to be commercially available before 2009, if at all. If we or our collaborative partners are unable to make our product candidates commercially available, we will not generate substantial product revenue and we will not be successful. The results of our clinical trials to date do not provide assurance that acceptable efficacy or safety will be shown upon completion of future Phase 3 clinical trials.

     If we or our partners are not able to obtain required regulatory approvals, we or our partners will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.*
     Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory agencies in the United States and by comparable authorities in other countries. In February 2007, we announced an exclusive collaboration with Glaxo Group Limited, or GSK, to develop and commercialize XP13512 in all countries of the world other than the six countries that comprise the territory under our collaboration with Astellas Pharma Inc. Under the terms of our agreement, GSK would file the new drug application, or NDA, for restless legs syndrome, or RLS, for FDA approval, and GSK would lead the development and registration of XP13512 for all indications, including neuropathic pain, other than RLS in the United States and all indications in the remainder of GSK’s licensed territory. The inability to obtain FDA approval or approval from comparable authorities in other countries would prevent us and our collaborative partners from commercializing our product candidates in the United States or other countries. We or our collaborative partners may never receive regulatory approval for the commercial sale of any of our product candidates. Moreover, if the FDA requires that any of our product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our collaborative partners will be unable to begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our product candidates is classified as a controlled substance by the DEA, we or our collaborative partners would have to register annually with the DEA and those product candidates would be subject to additional regulation. Neither we nor our collaborative partners have received regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of applying for regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the product candidates involved.
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
     We depend on collaborations to complete the development and commercialization of some of our product candidates. These collaborations may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.*
     In December 2005, we entered into a collaboration with Astellas for the development and commercialization of XP13512 in Japan and five other Asian countries. In February 2007, we entered into an exclusive collaboration with GSK to develop and commercialize XP13512 worldwide, excluding the Astellas territory. We may enter into additional collaborations with third parties to develop and commercialize some of our other product candidates. Our dependence on Astellas and GSK for the development and commercialization of XP13512 subjects us to, and dependence on future collaborators for development and commercialization of additional product candidates will subject us to, a number of risks, including:
•	we may not be able to control the amount and timing of resources that our collaborators may devote to the development or commercialization of product candidates or to their marketing and distribution;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	disputes may arise between us and our collaborators that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;

•	collaborators may experience financial difficulties;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

•	a collaborator could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•	the collaborations may be terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates.
     For example, pursuant to the terms of our agreement, GSK is responsible for all future development costs of XP13512, with the exception of specified development costs that we assumed in connection with the development of XP13512 for RLS in the United States. In addition, subject to additional positive Phase 3 clinical data, GSK is obligated to file the NDA for RLS for FDA approval, and GSK would lead the development and registration of XP13512 for all indications, including neuropathic pain, other than RLS in the United States and all indications in the remainder of GSK’s licensed territory. We cannot control the amount and timing of resources that GSK may devote to the development or commercialization of XP13512 or to its marketing and distribution. In addition, GSK could independently direct its development and marketing resources to the development or commercialization of competitive products, which could delay or impair the commercialization of XP13512 and harm our business.
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
     We will need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts. *
     We will need to raise additional capital to fund our operations and complete the development of our product candidates. If any product candidates receive regulatory approval for commercial sale, we may need to raise additional capital to fund our commercialization efforts. Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the cost of manufacturing clinical and establishing commercial supplies of our product candidates and any products that we may develop;

•	the timing of any milestone payments under our collaborative arrangements;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
     We believe that our existing capital resources and expected milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the third quarter of 2009. However, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our collaborations.
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
     We rely on third parties to conduct our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for, or commercialize, our product candidates. *
     We do not have the ability to independently conduct clinical trials for our product candidates, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators, collaborative partners and contract laboratories, to conduct our clinical trials. We have, in the ordinary course of business, entered into agreements with these third parties. Nonetheless, with the exception of XP13512 outside the United States for RLS and all other indications around the world, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. For example, we need to prepare, and ensure our compliance with, various procedures required under good clinical practices, even though third-party contract research organizations have prepared and are complying with their own, comparable procedures. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates. For example, one of our third-party contract research organizations was acquired by another company, and if such acquisition delays or prevents them from successfully carrying out their contractual duties to us, there could be a delay in commencing or completing clinical trials for our product candidates that could delay commercialization of our product candidates.
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
     As of April 15, 2007, we held 20 U.S. patents and had 89 patent applications pending before the U.S. Patent and Trademark Office, or PTO. For some of our inventions, corresponding non-U.S. patent protection is pending. Of the 20 U.S. patents that we hold, 15 patents are compound- and composition-related, having expiration dates from 2021 to 2025; one patent is synthesis-method related, having an expiration date in 2022; one patent is proteomics methodology-related having an expiration date in 2022; and three patents are screening methodology-related, having expiration dates from 2022 to 2023. Subject to possible patent term extension, the entitlement for which and the term of which we cannot predict, patent protection in the United States covering XP13512, our product candidate that is a Transported Prodrug of gabapentin, will expire no earlier than 2023. We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to XP13512, the composition-of-matter patents relating to gabapentin have expired. For XP19986, our product candidate that is a Transported Prodrug of R-baclofen, one U.S. patent has issued that will expire no earlier than 2025. In addition, four U.S. and 36 non-U.S. patent applications are pending. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.
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
     We currently rely on Heumann Pharma GmbH as our single source supplier of R-baclofen, the active agent used to make XP19986, under purchase orders issued from time to time. We are aware of two alternative suppliers of R-baclofen. If we were unable to qualify an alternative supplier of R-baclofen, this could delay the development of, and impair our ability to commercialize, this product candidate.
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
     We have relied on Lonza as the single source supplier of our current worldwide requirements of XP19986 in API form through our initial Phase 2a clinical trial under a manufacturing services and product supply agreement. Our current agreement with Lonza does not provide for the entire supply of the API necessary for additional Phase 2 and Phase 3 clinical trials or for full-scale commercialization. In the event that the parties cannot agree to the terms and conditions for Lonza to provide some or all of our API clinical and commercial supply needs, we would not be able to manufacture API until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, this product candidate.
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

     Any failure or delay in developing or manufacturing, or obtaining a qualified commercial supplier of, a new sustained-release tablet formulation of XP19986 could delay the clinical development and commercialization of this product candidate.*
     Cardinal Health PTS, LLC provided our requirements of XP19986 for our Phase 1 and Phase 2a clinical trials in the form of capsules containing controlled-release beads. However, we have developed new sustained-release tablet formulations of XP19986 to replace the Cardinal Health capsules and have conducted clinical trials with these new tablet formulations. To be successful, the sustained-release tablet formulations will need to continue to demonstrate acceptable safety and efficacy, and there can be no assurance that clinical trials with the sustained-release tablet formulations will replicate results from our earlier clinical trials with the capsule formulation. The failure to replicate these earlier clinical trials would delay our clinical development timelines. We have engaged Xcelience as a third-party manufacturer for the new sustained-release tablet formulations. Any inability to obtain a qualified commercial supplier, including an inability to obtain, or delay in obtaining, approval of a supplier from the FDA, would delay or prevent the clinical development and commercialization of this product candidate. We currently ship XP19986 using refrigerated containers. We anticipate that manufacturing improvements we will make will alleviate the need to ship this product candidate for commercial sale using refrigerated containers. If we are unable to achieve these manufacturing improvements, we may incur additional expenses and delays that could impair our ability to generate product revenue.
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
     We use Patheon to manufacture XP13512 sustained-release tablets that we utilize for our clinical trials and the clinical trials of Astellas. Patheon continues to perform formulation development work to achieve the commercial image for XP13512, including color coating and brand marking for the tablets that would be sold following regulatory approval, if obtained. Patheon may not be able to manufacture this product candidate using our desired commercial image, which would delay or prevent the commercialization of XP13512 by Astellas and could impact our ability to meet our supply obligations to Astellas.

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
     Additionally, problems with approved products marketed by third parties that utilize the same therapeutic target as the parent drug of our product candidates could adversely affect the development of our product candidates. For example, the product withdrawals of Vioxx by Merck & Co., Inc. and Bextra from Pfizer in 2005 due to safety issues has caused other drugs that have the same therapeutic target, such as Celebrex from Pfizer, to receive additional scrutiny from regulatory authorities. If either gabapentin or pregabalin, a drug from Pfizer that is marketed as Lyrica, encounters unexpected toxicity problems in humans, the FDA may delay or prevent the regulatory approval of XP13512 since it is a member of the same class of drugs and shares the same therapeutic target as gabapentin and pregabalin. In 2005, the FDA requested that all makers of epilepsy drugs, including Neurontin, analyze their clinical trial data to determine whether these drugs increase the risk of suicide in patients. Finally, if the FDA determines that a drug may present a risk of substance abuse, it can recommend to the DEA that the drug be scheduled under the Controlled Substances Act. While gabapentin is not a scheduled drug at the present time, pregabalin has been scheduled as a controlled substance. Since pregabalin is a scheduled drug, it is possible that the FDA may require additional testing of XP13512, the results of which could lead the FDA to conclude that XP13512 should be scheduled as well. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA regulates the amount of a scheduled substance that is available for clinical trials and commercial distribution. Accordingly, any scheduling action that the FDA or DEA may take with respect to XP13512 may delay its clinical trial and approval process. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition.
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
     Because we have a number of product candidates and are considering a variety of target indications, we may expend our limited resources to pursue a particular candidate or indication and fail to capitalize on candidates or indications that may be more profitable or for which there is a greater likelihood of success.*
     Because we have limited financial and managerial resources, we must focus on research programs and product candidates for the specific indications that we believe are the most promising. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, we may spend valuable time and managerial and financial resources on research programs and product candidates for specific indications that ultimately do not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in situations where it would have been more advantageous for us to retain sole rights to development and commercialization.
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
     If we are unable to establish sales and marketing capabilities or enter into additional agreements with third parties to market and sell our product candidates, we may be unable to generate product revenues.*
     We do not have a sales and marketing organization and have no experience in the sales, marketing and distribution of pharmaceutical products. There are risks involved with establishing our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. Developing an internal sales force is expensive and time-consuming. On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, as we have for XP13512, our product revenues will be lower than if we market and sell any products that we develop ourselves.
     Under the terms of our collaboration with GSK, we are entitled to a percentage of sales of XP13512 in the GSK territory for a specified period of time, unless we elect the option to co-promote XP13512 in the United States. In the event that we elect the co-promotion option for XP13512, we would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States, as well as payments on details we perform on Requip CR and Requip XL 24-Hour, GSK’s development-stage product candidates for RLS and Parkinson’s disease, respectively, in the United States. Subject to approval from the FDA of an NDA for XP13512, we would co-promote XP13512 in the United States to those same prescribers. If we elect the co-promotion option for XP13512, we plan to establish our own specialty sales force to sell, market and distribute our products.

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
     Due to these fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular financial period, the actual or anticipated fluctuations could be below the expectations of securities analysts or investors and our stock price could decline.
     Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*
     As of April 13, 2007, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 28.3% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.
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

     If there are large sales of our common stock, the market price of our common stock could drop substantially.*
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of April 13, 2007, we had 24,797,684 outstanding shares of common stock. Of these shares, up to 15,147,259 shares of common stock are tradable under Rule 144 or Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, subject in some cases to various vesting agreements, volume limitations and holding periods, and the remainder of the shares have been registered under the Securities Act and are freely tradable. In addition, 3,231,812 shares are held by our directors and executive officers and their affiliates and will be subject to volume, manner of sale and other limitations under Rule 144 under the Securities Act and various vesting agreements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     On January 17, 2007, pursuant to the net exercise of a warrant, we issued 6,325 shares of our common stock to Alexandria Real Estate Equities Inc. at a purchase price of $6.00 per share. The sale and issuance of the common stock was exempt from registration pursuant to the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder as a transaction not involving any public offering. We believe that the issuance is exempt from the registration requirements of the Securities Act on the basis that: (a) the purchaser of the securities represented that it was an accredited investor as defined under the Securities Act; (b) there was no general solicitation; and (c) the purchaser of the securities represented that it was purchasing such shares for its own account and not with a view towards distribution. Appropriate legends were affixed to the stock certificates issued in such transaction stating that the shares are not registered under the Securities Act and, therefore, cannot be resold unless they are registered under the Securities Act or unless an exemption to registration is available
Use of Proceeds from the Sale of Registered Securities
     Our initial public offering of common stock was effected through a Registration Statement on Form S-1, as amended (File No. 333-122156), which was declared effective by the SEC on June 2, 2005 and pursuant to which we sold 5,000,000 shares of our common stock. Morgan Stanley & Co. Incorporated acted as the sole book running and joint lead manager for the offering, Deutsche Bank Securities acted as co-lead manager for the offering, and co-managers for the offering were Pacific Growth Equities, LLC and Lazard Capital Markets. In July 2005, the underwriters partially exercised their over-allotment option and purchased an additional 9,569 shares of our common stock, and we received net cash proceeds of approximately $63,000, after deducting underwriting discounts and commissions and other offering expenses. As of March 31, 2007, all of the approximately $46.4 million in net proceeds received by us in the offering, after deducting approximately $6.2 million in underwriting discounts, commissions and other costs and expenses, had been used for general corporate purposes, including clinical trial, research and development, general and administrative and manufacturing expenses.
     No payments were made to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.
Issuer Purchases of Equity Securities
     The following table provides information relating to repurchases of our common stock in the three months ended March 31, 2007:

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased (1)	per Share	Program	Program
January 1, 2007 — January 31, 2007	—	$—	N/A	N/A
February 1, 2007 — February 28, 2007	4,109	$3.18	N/A	N/A
March 1, 2007 — March 31, 2007	3,403	$5.15	N/A	N/A

Total	7,512	$4.07	N/A	N/A

(1)	The 7,512 shares of our common stock were repurchased by us from an employee upon termination of service pursuant to the terms and conditions of the company’s 1999 Stock Plan, which permits us to elect to purchase such shares at the original issuance price.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
     On April 25, 2007, XenoPort, Inc. announced positive top-line results from a Phase 3 clinical trial of the company’s most advanced product candidate, XP13512, for the treatment of symptoms of primary restless legs syndrome (RLS). XP13512 demonstrated statistically significant improvements compared to placebo on both of the co-primary endpoints of the trial and was well tolerated.
     This XenoPort study was a 12-week, double-blind, placebo-controlled Phase 3 clinical trial that enrolled 222 patients who were diagnosed with moderate-to-severe primary RLS. Patients were treated with either 1200 mg of XP13512 or placebo, given once per day. The co-primary endpoints for the clinical trial were the change from baseline for the International RLS (IRLS) rating scale score at end of treatment and the percentage of patients showing significant improvement on the Clinical Global Impression of Improvement (CGI-I) scale at end of treatment.
     Treatment with 1200 mg of XP13512 was associated with a statistically significant improvement in the co-primary endpoints compared to placebo. Improvements in the IRLS Scale were significantly greater for XP13512 than for placebo (-13.2 vs. -8.8: p=0.0002). At the end of treatment, significantly more patients treated with XP13512 were reported as “much improved” or “very much improved” on the CGI-I scale compared to those treated with placebo (76% vs. 39%: p < 0.0001).
     During treatment over the 12-week period, the most commonly reported adverse events for XP13512 versus placebo were somnolence (26.5% XP13512; 7.4% placebo) and dizziness (19.5% XP13512; 4.6% placebo). There were no reported serious adverse events in XP13512-treated patients.
Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.1	Specimen Common Stock Certificate (3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company (4)

4.3	Form of Rights Certificate (5)

10.4.1	Sublease Termination Agreement, dated January 22, 2007, by and between the Company and ILYPSA, Inc. (6)

10.24	XenoPort, Inc. Corporate Bonus Plan (7)

10.29†	Development and Commercialization Agreement, dated February 7, 2007, by and between the Company and Glaxo Group Limited

10.29.1	First Amendment to Development and Commercialization Agreement, dated May 4, 2007, by and between the Company and Glaxo Group Limited

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (8)

†	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Filed as Exhibit 3.1 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Filed as Exhibit 4.1 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(6)	Incorporated herein by reference to the same numbered exhibit of our annual report on Form 10-K (File No. 000-51329), for the year ended December 31, 2006, as filed with the SEC on March 7, 2007.

(7)	Filed as the same numbered exhibit to our current report of Form 8-K, filed with the SEC on February 2, 2007, and incorporated herein by reference.

(8)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc.

(Registrant)
/s/ Ronald W. Barrett

May 9, 2007	Ronald W. Barrett
Chief Executive Officer and Director

/s/ William G. Harris

William G. Harris
Senior Vice President of Finance and
May 9, 2007	Chief Financial Officer (principal
financial and accounting officer)

/s/ Martyn J. Webster

Martyn J. Webster
May 9, 2007	Vice President of Finance

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.1	Specimen Common Stock Certificate (3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company (4)

4.3	Form of Rights Certificate (5)

10.4.1	Sublease Termination Agreement, dated January 22, 2007, by and between the Company and ILYPSA, Inc. (6)

10.24	XenoPort, Inc. Corporate Bonus Plan (7)

10.29†	Development and Commercialization Agreement, dated February 7, 2007, by and between the Company and Glaxo Group Limited

10.29.1	First Amendment to Development and Commercialization Agreement, dated May 4, 2007, by and between the Company and Glaxo Group Limited

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (8)

†	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the SEC pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Filed as Exhibit 3.1 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Filed as Exhibit 4.1 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(6)	Incorporated herein by reference to the same numbered exhibit of our annual report on Form 10-K (File No. 000-51329), for the year ended December 31, 2006, as filed with the SEC on March 7, 2007.

(7)	Filed as the same numbered exhibit to our current report of Form 8-K, filed with the SEC on February 2, 2007, and incorporated herein by reference.

(8)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.