Form 10-Q
period 2007-06-30
XENOPORT INC
filed 2007-08-09
CIK 1130591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Total number of shares of common stock outstanding as of July 13, 2007: 24,945,481

XENOPORT, INC.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
XENOPORT, INC.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
	(in thousands)
Current assets:
Cash and cash equivalents	$21,251	$14,857
Short-term investments	155,326	103,997
Accounts receivable	2,597	2,796
Other current assets	2,240	1,332

Total current assets	181,414	122,982
Property and equipment, net	5,172	3,532
Restricted investments	1,742	1,699
Employee notes receivable and other assets	450	452

Total assets	$188,778	$128,665

Current liabilities:
Accounts payable	$333	$144
Accrued compensation	2,436	2,928
Accrued preclinical and clinical costs	9,519	13,430
Other accrued liabilities	1,263	1,737
Deferred revenue	51,546	2,424
Current portion of equipment financing obligations	309	500
Current portion of liability for early exercise of employee stock options	229	292

Total current liabilities	65,635	21,455
Deferred revenue	21,086	21,843
Deferred rent and other	1,581	1,696
Noncurrent portion of equipment financing obligations	63	181
Noncurrent portion of liability for early exercise of employee stock options	89	205
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 60,000 and 60,000 shares authorized; 24,824 and 24,517 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	25	24
Additional paid-in capital	294,271	287,513
Notes receivable from stockholders	(8)	(33)
Accumulated other comprehensive income	144	37
Accumulated deficit	(194,108)	(204,256)

Total stockholders’ equity	100,324	83,285

Total liabilities and stockholders’ equity	$188,778	$128,665

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Revenues:
Collaboration revenue	$36,097	$3,106	$52,636	$4,394

Total revenues	36,097	3,106	52,636	4,394

Operating expenses:
Research and development	20,637	14,874	37,726	28,620
General and administrative	4,191	3,516	8,594	6,922

Total operating expenses	24,828	18,390	46,320	35,542

Income (loss) from operations	11,269	(15,284)	6,316	(31,148)
Interest income	2,276	986	3,933	1,923
Interest and other expense	(48)	(83)	(101)	(134)

Net income (loss)	$13,497	$(14,381)	$10,148	$(29,359)

Basic net income (loss) per share	$0.55	$(0.72)	$0.41	$(1.48)

Diluted net income (loss) per share	$0.52	$(0.72)	$0.40	$(1.48)

Shares used to compute basic net income (loss) per share	24,737	20,049	24,652	19,782

Shares used to compute diluted net income (loss) per share	25,928	20,049	25,682	19,782

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30,
	2007	2006
	(in thousands)
Operating activities
Net income (loss)	$10,148	$(29,359)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	898	853
Amortization (accretion) of investment premiums and discounts, net	(2,812)	114
Stock-based compensation expense- employees	4,185	2,525
Stock-based compensation expense- consultants	18	122
Change in assets and liabilities:
Accounts receivable	199	(720)
Other current assets	(908)	(2,067)
Deposits and other assets	2	6
Accounts payable	189	(2,533)
Accrued compensation	(492)	(27)
Accrued preclinical and clinical costs	(3,911)	6,497
Other accrued liabilities	(474)	951
Deferred revenue	48,365	5,606
Deferred rent and other	(115)	7

Net cash provided by (used in) operating activities	55,292	(18,025)

Investing activities
Purchases of investments	(157,450)	(32,641)
Proceeds from maturities of investments	109,040	39,645
Change in restricted investments	(43)	(55)
Purchases of property and equipment	(2,538)	(593)

Net cash provided by (used in) investing activities	(50,991)	6,356

Financing activities
Proceeds from issuance of common stock and exercise of stock options and warrants	2,409	74,545
Repurchases of common stock	(32)	(2)
Proceeds from repayment of promissory notes from a stockholder	25	—
Payments on capital leases and equipment financing obligations	(309)	(353)

Net cash provided by (used in) financing activities	2,093	74,190

Net increase (decrease) in cash and cash equivalents	6,394	62,521
Cash and cash equivalents at beginning of period	14,857	22,088

Cash and cash equivalents at end of period	$21,251	$84,609

Supplemental schedule of noncash investing and financing activities

Reclassification of the unvested portion of common stock from early exercises of stock options to a liability	$—	$8

Vesting of common stock from early exercises of stock options	$179	$327

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
     In February 2007, the Company entered into an exclusive collaboration with Glaxo Group Limited (GSK) to develop and commercialize the Company’s lead product candidate, XP13512, on a worldwide basis excluding Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (such excluded countries collectively referred to as the Astellas territory). See Note 2.
     Basis of Preparation
     The accompanying financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2007 and results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Company’s annual report on Form 10-K.
     Revenue Recognition
     Revenue arrangements are accounted for in accordance with the provisions of Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables. A variety of factors are considered in determining the appropriate method of revenue recognition under these arrangements, such as whether the various elements can be considered separate units of accounting, whether there is objective and reliable evidence of fair value for these elements and whether there is a separate earnings process associated with a particular element of an agreement. Specifically, the Company accounts for each of these typical elements as follows:
•	Up-front, licensing-type fees. Up-front, licensing-type payments are assessed to determine whether or not the licensee is able to obtain any stand-alone value from the license. Where this is not the case, the Company does not consider the license deliverable to be a separate unit of accounting, and the revenue is deferred with revenue recognition for the license fee being assessed in conjunction with the other deliverables that constitute the combined unit of accounting.

•	Milestones. Milestones are assessed on an individual basis and revenue recognized from these milestones when earned, as evidenced by acknowledgment from collaborators, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination, or progress towards the culmination, of an earnings process and (iii) the milestone payment is non-refundable. Where separate milestones do not meet these criteria, the Company typically defaults to a performance-based model, with revenue recognition following delivery of effort as compared to an estimate of total expected effort. Milestones that are received after all substantive deliverables have occurred are considered to be bonus payments and are recognized upon receipt of the cash, assuming all of the other revenue recognition criteria are met.

•	Collaborative research payments. Generally, the payments received are based on a contractual cost per full-time equivalent employee working on the project, and recognized as the services are performed over the related funding periods for each agreement.

•	Grant revenues. Grant revenues are recognized as research is performed.

•	Combined units of accounting. Where there are multiple deliverables combined as a single unit of accounting, revenues are deferred and recognized over the longest period over which the Company remains obligated to perform services or deliver product. The specific methodology for the recognition of the revenue (e.g., straight-line or according to specific performance criteria) is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract.
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
     Income Tax Expense
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standard Board, Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions.
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
     Recent Accounting Pronouncements
     In June 2007, the EITF reached a consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-03. EITF 07-03 specifies the timing of expense recognition for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 is effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted. As a result, EITF 07-03 is effective for the Company in the first quarter of fiscal 2008. The Company does not expect the adoption of EITF 07-03 to have a material impact on either its financial position or results of operations.
2. Collaboration Revenue
     In December 2005, the Company entered into a license agreement with Astellas Pharma Inc. for exclusive rights in Japan and five other Asian countries (collectively referred to as the Astellas territory) to develop and commercialize XP13512. Under the terms of the agreement, Astellas was granted exclusive rights to develop and commercialize XP13512 in the Astellas territory. The Company received an initial license payment of $25,000,000 in December 2005, which has been deferred and is being recognized on a straight-line basis over a period that approximates the expected patent life of XP13512. In April 2006, the Company received a milestone payment of $10,000,000 upon initiation of the Company’s first Phase 3 clinical trial of XP13512 in restless legs syndrome, or RLS, patients in the United States that was recognized on a straight-line basis over the period of the Phase 3 clinical trial. In May 2007, the Company received and recognized a milestone payment of $5,000,000 upon completion of the Company’s first Phase 3 clinical trial of XP13512 in RLS. In addition, the Company is eligible to receive potential clinical and regulatory milestone payments totaling up to $45,000,000 and is entitled to receive percentage-based royalties on any sales of XP13512 in the Astellas territory. The agreement also requires Astellas to source all product from the Company under a specified supply agreement. In the three months ended June 30, 2007, the Company recognized revenue of $5,379,000, representing amortization of the up-front license payment and recognition of the second milestone payment under this arrangement. In the six months ended June 30, 2007, the Company recognized revenue of $6,667,000, representing amortization of the up-front license payment and the first milestone payment as well as recognition of the second milestone payment under this arrangement. At June 30, 2007, $22,601,000 of revenue was deferred under this arrangement, of which $1,515,000 was classified within current liabilities and the remaining $21,086,000 was recorded as a noncurrent liability.
     In February 2007, the Company entered into an exclusive collaboration with GSK to develop and commercialize XP13512 worldwide, excluding the Astellas territory (collectively referred to as the GSK territory). In March 2007, GSK made an up-front, non-refundable license payment of $75,000,000. In addition, GSK has agreed to make additional payments of up to $275,000,000 upon the achievement of additional pre-commercialization milestones, of which $21,000,000 has been received to date, including milestone payments of $10,000,000 and $11,000,000 received in May and June 2007, respectively, and up to $290,000,000 upon the achievement of specified XP13512 sales levels. Under the terms of the agreement, GSK will also be responsible for all future development costs, with the exception of specified development costs that the Company will assume in connection with the development of XP13512 for RLS in the United States. The Company is entitled to receive royalties based upon a percentage of sales of XP13512 in the GSK territory for a specified period of time, unless the Company elects the option to co-promote XP13512 in the United States. In the event that the Company elects the co-promotion option for XP13512, the Company would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States for so long as XP13512 is sold, as well as payments on details that the Company performs in the United States on Requip CR and Requip XL 24-Hour, GSK’s development-stage product candidates for RLS and Parkinson’s disease, respectively. Subject to U.S. Food and Drug Administration, or FDA, approval of the new drug application, or NDA, for XP13512, the Company would co-promote XP13512 in the United States to those same prescribers. The Company has concluded that the up-front license payment does not have value to GSK on a stand-alone basis without the benefit of the specified development activities that the Company will perform in connection with XP13512 and that $65,000,000 of milestones payable for clinical trial and pre-clinical activities were either not sufficiently substantive or not sufficiently at risk to be accounted for using the “when-earned” model. Accordingly, these milestones and the up-front payment were combined into a separate unit of accounting that is being recognized over the best estimate of the development period to commercialization of the product during which time delivery of substantially all of the efforts required for the completion of the Company’s contractual responsibilities under the GSK agreement is expected to occur. In the three and six months ended June 30, 2007, the Company recognized revenue of $30,718,000 and $45,969,000, respectively, under this agreement. At June 30, 2007, $50,031,000 of revenue was deferred under this agreement and was classified within current liabilities.

3. Net Income (Loss) Per Share
     Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period less the weighted-average unvested common shares subject to repurchase, without consideration for potential common shares. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period less the weighted-average unvested common shares subject to repurchase and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, restricted stock units, options to purchase stock and warrants are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$13,497	$(14,381)	$10,148	$(29,359)

Denominator:
Weighted-average common shares outstanding	24,871	20,331	24,802	20,100
Less: Weighted-average unvested common shares subject to repurchase	(134)	(282)	(150)	(318)

Denominator for basic net income (loss) per share	24,737	20,049	24,652	19,782

Dilutive effect of:
Restricted stock units and options to purchase common stock	1,172	—	1,013	—
Warrants outstanding	19	—	17	—

Denominator for diluted net income (loss) per share	25,928	20,049	25,682	19,782

Basic net income (loss) per share	$0.55	$(0.72)	$0.41	$(1.48)

Diluted net income (loss) per share	$0.52	$(0.72)	$0.40	$(1.48)

Outstanding dilutive securities not included in diluted income (loss) per share applicable to common stockholders calculation, as they had an antidultive effect:
Restricted stock units and options to purchase common stock	227	2,225	1,029	2,225
Warrants outstanding	—	39	—	39

	227	2,264	1,029	2,264

4. Comprehensive Income (Loss)
     The Company displays comprehensive income (loss) and its components as part of the annual statement of stockholders’ equity. Comprehensive income (loss) is comprised of net income (loss) and unrealized gains and losses on available-for-sale securities. Total comprehensive income (loss) was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	13,497	(14,381)	10,148	(29,359)
Change in unrealized gain (loss) on available-for-sale securities	106	62	107	75

	$13,603	$(14,319)	$10,255	$(29,284)

5. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments
     The following are summaries of cash and cash equivalents, short-term investments and restricted investments:

		Gross
		Unrealized
		Gains	Estimated
	Cost	(Losses)	Fair Value
	(in thousands)
As of June 30, 2007:
Cash	$4,248	$—	$4,248
Money market funds	11,515	—	11,515
Government debt securities	—	—	—
Corporate debt securities	160,669	145	160,814
Certificates of deposit	1,742	—	1,742

	$178,174	$145	$178,319

Reported as:
Cash and cash equivalents			$21,251
Short-term investments			155,326
Restricted investments			1,742

			$178,319

		Gross
		Unrealized
		Gains	Estimated
	Cost	(Losses)	Fair Value
	(in thousands)
As of December 31, 2006:
Cash	$3,048	$—	$3,048
Money market funds	11,809	—	11,809
Corporate debt securities	103,960	37	103,997
Certificate of deposit	1,699	—	1,699

	$120,516	$37	$120,553

Reported as:
Cash and cash equivalents			$14,857
Short-term investments			103,997
Restricted investments			1,699

			$120,553

     At June 30, 2007 and December 31, 2006, the contractual maturities of investments held were less than one year. There were no gross realized gains or losses from sales or maturities of securities in the periods presented.
6. Stock-Based Compensation
     Details of the Company’s non-cash, stock-based compensation are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Research and development	$1,189	$707	$2,458	$1,281
General and administrative	876	714	1,727	1,244

	$2,065	$1,421	$4,185	$2,525

     In January 2007, the Company’s board of directors approved the use of grants of restricted stock units to employees under the terms of the 2005 Equity Incentive Plan, or 2005 Plan, as part of the Company’s long-term incentive compensation program. Restricted stock units have no exercise price, are valued using the closing market price on the date of grant and vest as determined by the board of directors, typically in annual tranches over a three-year period at the rate of 25% at the end of each of the first and second years and 50% at the end of the third year. Restricted stock units granted under the 2005 Plan expire no more than ten years after the date of grant.
     During the three and six months ended June 30, 2007, the Company granted restricted stock units and options to purchase common stock covering 107,250 and 872,415 shares that had a total fair value of $2,609,000 and $14,436,000 that will be recognized over the weighted average-period of 1.9 and 3.3 years, respectively.

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
Overview
     We are a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of drugs. Our most advanced product candidate is currently being evaluated in a Phase 3 clinical program for the treatment of restless legs syndrome, or RLS. This product candidate has also successfully completed a Phase 2a clinical trial for the management of post-herpetic neuralgia, or PHN. Our second product candidate has generated positive data in a Phase 2a clinical trial for reducing the number of reflux episodes in patients with gastroesophageal reflux disease, or GERD. Our current portfolio of proprietary product candidates includes the following:
•	XP13512 for RLS. XP13512 is a Transported Prodrug of gabapentin. XP13512 is currently being evaluated in a Phase 3 clinical program for the treatment of RLS. RLS is characterized by an irresistible urge to move one’s legs, usually accompanied by unpleasant sensations or pain in the legs. In April 2007, we announced top-line results from our first Phase 3 clinical trial of XP13512 for the treatment of symptoms of primary RLS. XP13512 demonstrated statistically significant improvements compared to placebo on both of the co-primary endpoints of the trial and was well tolerated.

•	XP13512 for Neuropathic Pain, Including PHN. We have also shown in a Phase 2a clinical trial that XP13512 is effective for the management of PHN, a chronic type of neuropathic pain that can follow the resolution of shingles.

•	XP19986 for GERD and Spasticity. XP19986 is a Transported Prodrug of R-baclofen that is in development for the treatment of GERD, which is a digestive system disorder caused primarily by inappropriate relaxations of the lower esophageal sphincter, which is a combination of muscles that controls the junction between the esophagus and the stomach. GERD is characterized by the frequent, undesirable passage of stomach contents into the esophagus that results in discomfort and potential damage to the lining of the esophagus. We have successfully completed a Phase 2a clinical trial indicating that single doses of XP19986 were well tolerated and produced statistically significant reductions in the number of reflux episodes in patients with GERD. XP19986 is also a potential treatment for the symptoms of spasticity.

•	XP21279 for Parkinson’s Disease. XP21279 is a Transported Prodrug of levodopa, or L-Dopa, that is in preclinical development for the treatment of Parkinson’s disease. We plan to file an investigational new drug application, or IND, for XP21279 in the fourth quarter of 2007.

•	XP20925 for Migraine and Chemotherapy-Induced Nausea and Vomiting. XP20925 is a Transported Prodrug of propofol that is in preclinical development for the treatment of migraine and chemotherapy-induced nausea and vomiting. We plan to commence preclinical development activities to support the filing in 2008 of an IND for XP20925.
     We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated any product revenues. We have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners, capital lease financings, interest earned on investments and government grants. Prior to the three months ended June 30, 2007, we had incurred net losses since our inception. However, due to the recognition of revenues from up-front and milestone payments from our collaborations with GSK and Astellas, we were profitable in the three months ended June 30, 2007 and may have profitable quarters from time to time. While recognition of these revenues may result in a profitable year for 2007, we continue to expect to incur losses for the next several years as we expand our research and development activities and seek to advance our product candidates into later stages of development. We expect our research and development expenses to continue to increase as we expand our development programs, and, subject to regulatory approval of any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses if we establish a North American specialty sales force. As of June 30, 2007, we had an accumulated deficit of approximately $194.1 million.
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
     In December 2005, we entered into an agreement in which we licensed to Astellas Pharma Inc. exclusive rights to develop and commercialize XP13512 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (collectively referred to as the Astellas territory). We received an initial license payment of $25.0 million from Astellas. The terms of the agreement also specify clinical and regulatory milestone payments totaling up to a maximum of $60.0 million, including milestone payments of $10.0 million upon initiation of our first Phase 3 clinical trial of XP13512 in RLS patients in the United States, which we received in April 2006, and $5.0 million at the completion of our first Phase 3 clinical trial of XP13512 in RLS patients in the United States, which we received in May 2007. We will receive royalties on any sales of XP13512 in the Astellas territory at a royalty rate in the mid-teens on a percentage basis. As of June 30, 2007, we had recognized an aggregate of $17.4 million of revenue pursuant to this agreement.
     In February 2007, we announced an exclusive collaboration with Glaxo Group Limited, or GSK, to develop and commercialize XP13512 worldwide, excluding the Astellas territory (collectively referred to as the GSK territory). GSK made an up-front, non-refundable license payment to us of $75.0 million that we received in March 2007, and GSK has agreed to make additional payments of up to $275.0 million upon the achievement of pre-commercialization milestones, of which $21.0 million has been received to date, and up to $290.0 million upon the achievement of specified sales levels. Under the terms of the agreement, GSK is responsible for all future development costs, with the exception of specified development costs that we assumed in connection with the development of XP13512 for RLS in the United States. We are entitled to receive royalties based upon a percentage of sales of XP13512 in the GSK territory for a specified period of time, unless we elect the option to co-promote XP13512 in the United States. In the event that we elect the co-promotion option for XP13512, we would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States for so long as XP13512 is sold, as well as payments on details we perform in the United States on Requip CR and Requip XL 24-Hour, GSK’s development-stage product candidates for RLS and Parkinson’s disease, respectively. Subject to U.S. Food and Drug Administration, or FDA, approval of the new drug application, or NDA, for XP13512, we would co-promote XP13512 in the United States to those same prescribers. As of June 30, 2007, we had recognized an aggregate of $46.0 million of revenue pursuant to this agreement.
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and significant judgments and estimates are detailed in our annual report on Form 10-K with the exception of the following revenue recognition policy, which has been updated subsequent to the initiation of our collaboration with GSK, and additions to our stock-based compensation policy, which has been updated to reflect our recent grants of restricted stock units.

     Revenue Recognition
     We have entered into collaboration agreements with Astellas, ALZA Corporation, GSK and Pfizer Inc, each of which contains multiple elements. We account for these agreements in accordance with the provisions of Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, superceded by SAB No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables. We considered a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the various elements can be considered separate units of accounting, whether there is objective and reliable evidence of fair value for these elements and whether there is a separate earnings process associated with a particular element of an agreement. Specifically, we account for each of these typical elements as follows:
•	Up-front, licensing-type fees. To date, these types of fees have been classified within the collaboration agreements as license fees, access fees, rights fees and initial licensing fees, and each of them was non-refundable and payable in connection with the execution of the contract. Up-front, licensing-type payments are assessed to determine whether or not the licensee is able to obtain any stand-alone value from the license. Where this is not the case, we do not consider the license deliverable to be a separate unit of accounting, and we defer the revenue with revenue recognition for the license fee being assessed in conjunction with the other deliverables that constitute the combined unit of accounting.

•	Milestones. We assess milestones on an individual basis and recognize revenue from these milestones when earned, as evidenced by acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination, or progress towards the culmination, of an earnings process and (iii) the milestone payment is non-refundable. Where separate milestones do not meet these criteria, we typically default to a performance-based model, with revenue recognition following delivery of effort as compared to an estimate of total expected effort. Milestones that are received after all substantive deliverables have occurred are considered to be bonus payments and are recognized upon receipt of the cash, assuming all of the other revenue recognition criteria are met.

•	Collaborative research payments. Generally, the payments received are based on a contractual cost per full-time equivalent employee working on the project, and we recognize revenue related to these payments as the services are performed over the related funding periods for each agreement.

•	Grant revenues. Grant revenues are recognized as research is performed. Grant revenues are non-refundable.

•	Combined units of accounting. Where there are multiple deliverables combined as a single unit of accounting, revenues are deferred and recognized over the longest period over which we remain obligated to perform services or deliver product. The specific methodology for the recognition of the revenue (e.g., straight-line or according to specific performance criteria) is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract.
     Our collaboration agreements also include potential payments for commercial product supply and product royalties. To date, we have not received revenue from either of these sources.

     Stock-Based Compensation
     Restricted stock units are measured at the fair value of our common stock on the date of grant and expensed over the period of vesting using the straight-line attribution approach.
     Our accounting policies related to stock options and stock-based compensation arrangements with employees and non-employees have not changed from those detailed in our most recent annual report on Form 10-K.
Results of Operations
  Three and Six Months Ended June 30, 2007 and 2006
     Revenues
     Our revenues consist of the recognition of revenues from up-front and milestone payments from our collaborations with GSK and Astellas.

	Three Months				Six Months
	Ended				Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in thousands, except percentages)
Revenues	$36,097	$3,106	$32,991	1,062%	$52,636	$4,393	$48,243	1,098%
     The increase in revenues in the three months ended June 30, 2007 compared to the same period in 2006 was the result of the following factors:
•	$30.7 million increase in revenues in 2007 due to revenues recognized under our GSK agreement that was executed in February 2007; and

•	$2.3 million increase in revenues in 2007 from our Astellas collaboration.
     The increase in revenues in the six months ended June 30, 2007 compared to the same period in 2006 was primarily the result of the following factors:
•	$46.0 million increase in revenues in 2007 due to revenues recognized under our GSK agreement that was executed in February 2007; and

•	$2.3 million increase in revenues in 2007 from our Astellas collaboration.
     We expect revenues to fluctuate during the remainder of 2007 and beyond primarily depending upon our progress against the deliverables specified in the terms of our collaboration with GSK, the timing of milestone-related activities under our Astellas collaboration and the extent to which we enter into new collaborative agreements.
     Research and Development Expenses
     Research and development expenses consist of costs associated with our research activities and drug discovery efforts, as well as costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Of the total research and development expenses for the three and six months ended June 30, 2007 and 2006, the allocation of costs associated with research and preclinical and clinical development activities was as follows:

	Three Months				Six Months
	Ended				Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in thousands, except percentages)
Research and preclinical	$4,730	$4,299	$431	10%	$9,083	$8,481	$602	7%
Clinical development	15,907	10,575	5,332	50%	28,643	20,139	8,504	42%

Total research and development	$20,637	$14,874	$5,763	39%	$37,726	$28,620	$9,106	32%

     The increase in research and development expenses in the three months ended June 30, 2007 compared to the same period in 2006 was principally due to the following:
•	increased clinical costs of $4.1 million, offset by decreased manufacturing costs of $2.2 million, for XP13512;

•	increased clinical costs and toxicology costs of $0.6 million and $2.0 million, respectively, partially offset by decreased manufacturing costs of $0.1 million, for XP19986; and

•	increased personnel costs of $1.3 million.
     The increase in research and development expenses in the six months ended June 30, 2007 compared to the same period in 2006 was principally due to the following:
•	increased clinical costs of $7.9 million, offset by decreased manufacturing costs of $3.6 million, for XP13512;

•	increased clinical costs and toxicology costs of $0.3 million and $2.0 million, respectively, partially offset by decreased manufacturing costs of $0.3 million, for XP19986; and

•	increased personnel costs and consulting costs of $2.8 million.
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

	Three Months				Six Months
	Ended				Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in thousands, except percentages)
General and administrative	$4,191	$3,516	$675	19%	$8,594	$6,922	$1,672	24%
     The increase in general and administrative expenses in the three months ended June 30, 2007 compared to the same period in 2006 was primarily due to increased personnel costs of $0.5 million and office-related expenses of $0.2 million.
     The increase in general and administrative expenses in the six months ended June 30, 2007 compared to the same period in 2006 was primarily due to increased personnel costs of $0.9 million, marketing-related costs of $0.2 million and office-related expenses of $0.4 million.
     We expect that general and administrative expenses will increase in the future due to increased personnel, expanded infrastructure and increased consulting and legal services.

     Interest Income and Interest Expense
     Interest income consists of interest earned on our cash and cash equivalents and short-term investments.

	Three Months				Six Months
	Ended				Ended
	June 30,		Change		June 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in thousands, except percentages)
Interest income	$2,276	$986	$1,290	131%	$3,933	$1,923	$2,010	105%
Interest expense	$48	$83	$(35)	(42)%	$101	$134	$(33)	(25)%
     The increase in interest income in the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 was due primarily to higher average balances due to funds received from our follow-on public offering in June 2006, the initial license payment from GSK in March 2007 and higher average interest rates in 2007.
Financial Condition, Liquidity and Capital Resources

		As of
	As of June	December
	30,	31,
	2007	2006
	(in thousands)
Cash and cash equivalents and short-term investments	$176,577	$118,854
Working capital	115,779	101,527
Restricted investments	1,742	1,699
Current portions of equipment financing and capital lease obligations	309	500
Noncurrent portions of equipment financing and capital lease obligations	63	181

	Six Months
	Ended
	June 30,
	2007	2006
	(in thousands)
Cash provided by (used in):
Operating activities	$55,292	$(18,025)
Investing activities	$(50,991)	$6,356
Financing activities	$2,093	$74,190
Capital expenditures (included in investing activities above)	$(2,538)	$(593)
     Due to our significant research and development expenditures and the lack of regulatory agency approvals to sell products, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our preferred stock, our initial and follow-on public offerings, non-equity payments from our collaborators and government grants. As of June 30, 2007, we had derived aggregate net proceeds of $151.5 million from sales of our preferred stock, $46.4 million from our initial public offering in 2005 and $73.8 million from our follow-on public offering in 2006. We have received additional funding from capital lease financings, interest earned on investments and government grants, each as described more fully below. At June 30, 2007, we had available cash and cash equivalents and short-term investments of $176.6 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including obligations of U.S. government agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.
     Net cash provided by (used in) operating activities was $55.3 million and $(18.0) million in the six months ended June 30, 2007 and 2006, respectively. The net cash provided by operating activities for the six months ended June 30, 2007 primarily reflects the net income for the period and non-cash changes in operating assets and liabilities. The net cash used in operating activities for the six months ended June 30, 2006 primarily reflects the net loss for the period, offset in part by depreciation, non-cash stock-based compensation and non-cash changes in operating assets and liabilities.
     Net cash provided by (used in) investing activities was $(51.0) million and $6.4 million in the six months ended June 30, 2007 and 2006, respectively. Cash used in investing activities for the six months ended June 30, 2007 was primarily related to purchases of investments, offset by the proceeds from maturities of investments. Cash provided by investing activities for the six months ended June 30, 2006 was primarily related to proceeds from maturities of investments, offset by purchases of investments and, to a lesser extent, purchases of property and equipment.

     Net cash provided by financing activities was $2.1 million and $74.2 million in the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, cash was primarily provided by proceeds from stock option exercises, offset by principal payments on capital leases. For the six months ended June 30, 2006, cash was primarily provided by the proceeds from sales of our common stock in our follow-on public offering and exercises of stock options, offset by principal payments on capital leases.
     We believe that our existing capital resources and expected milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the third quarter of 2009. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our collaborations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the cost of establishing and manufacturing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the timing of any milestone payments under our collaborative arrangements;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the timing, receipt and amount of sales or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
     If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue clinical trials for one or more of our product candidates, delay our establishment of sales and marketing capabilities or other activities that my be necessary to commercialize our product candidates or we could be required to delay, scale back or eliminate some or all of our research and development programs. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. To the extent that we raise additional capital through equity financings, dilution to our stockholders would result.

Contractual Obligations
     Our future contractual obligations at June 30, 2007 were as follows:

	Payments Due by Period
		Less
		Than	1-3	3-5
Contractual Obligations	Total	1 Year	Years	Years
	(in thousands)
Equipment financing obligations	$391	$327	$64	$—
Operating lease obligations	18,162	3,894	8,172	6,096

Total fixed contractual obligations	$18,553	$4,221	$8,236	$6,096

Recent Accounting Pronouncements
     In June 2007, the EITF reached a consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-03. EITF 07-03 specifies the timing of expense recognition for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 is effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted. As a result, EITF 07-03 is effective for us in the first quarter of fiscal 2008. We do not expect the adoption of EITF 07-03 to have a material impact on either our financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2007, we had cash and cash equivalents and short-term investments of $176.6 million, consisting of cash and highly liquid investments deposited in a highly rated financial institution in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.
     We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amount of approximately $4.5 million and zero for the six months ended June 30, 2007 and 2006, respectively, to this European contract manufacturer. We may be subject to exposure to fluctuations in foreign exchange rates in connection with these agreements. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently a party to any material legal proceedings.
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
Risks Related to Our Business and Industry
     We have incurred cumulative operating losses since inception. Although we may achieve quarterly profitability from time to time, we expect to continue to incur losses for the foreseeable future and we may never sustain profitability.*
     We have a limited operating history, and have incurred cumulative losses of $194.1 million since our inception in May 1999. Due to the recognition of revenues from up-front and milestone payments from our collaborations with GSK and Astellas, we were profitable in the three months ended June 30, 2007 and may have profitable quarters from time to time. However, while recognition of these revenues may result in a profitable year for 2007, we continue to expect to incur losses for the next several years. We expect our research and development expenses to continue to increase as we expand our development programs and, subject to regulatory approval for any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. As a result, we expect to continue to incur annual losses for the foreseeable future. These losses have had, and will continue to have, an adverse effect on our stockholders’ equity.
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
     If we or our partners are not able to obtain required regulatory approvals, we or our partners will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.*
     Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory agencies in the United States and by comparable authorities in other countries. In February 2007, we announced an exclusive collaboration with Glaxo Group Limited, or GSK, to develop and commercialize XP13512 in all countries of the world other than the six countries that comprise the territory under our collaboration with Astellas Pharma Inc. Under the terms of our agreement, GSK would file the new drug application, or NDA, for restless legs syndrome, or RLS, for FDA approval, and GSK would lead the development and registration of XP13512 for all indications other than RLS in the United States and all indications in the remainder of GSK’s licensed territory. The inability to obtain FDA approval or approval from comparable authorities in other countries would prevent us and our collaborative partners from commercializing our product candidates in the United States or other countries. We or our collaborative partners may never receive regulatory approval for the commercial sale of any of our product candidates. Moreover, if the FDA requires that any of our product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our collaborative partners will be unable to begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our product candidates is classified as a controlled substance by the DEA, we or our collaborative partners would have to register annually with the DEA and those product candidates would be subject to additional regulation. Neither we nor our collaborative partners have received regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of applying for regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the product candidates involved.
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
     For example, pursuant to the terms of our agreement, GSK is responsible for all future development costs of XP13512, with the exception of specified development costs that we are assuming in connection with the development of XP13512 for RLS in the United States. In addition, subject to additional positive Phase 3 clinical data, GSK is obligated to file the NDA for RLS for FDA approval, and GSK would lead the development and registration of XP13512 for all indications other than RLS in the United States and all indications in the remainder of GSK’s licensed territory. We cannot control the amount and timing of resources that GSK or Astellas may devote to the development or commercialization of XP13512 or to their respective marketing and distribution. In addition, GSK or Astellas could independently direct their respective development and marketing resources to the development or commercialization of competitive products, which could delay or impair the commercialization of XP13512 and harm our business.
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
     We believe that our existing capital resources and expected milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the third quarter of 2009. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our collaborations.
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

     We rely on third parties to conduct our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.*
     We do not have the ability to independently conduct clinical trials for our product candidates, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators, collaborative partners and contract laboratories, to conduct our clinical trials. We have, in the ordinary course of business, entered into agreements with these third parties. Nonetheless, with the exception of XP13512 outside the United States for RLS and all other indications around the world, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. For example, we need to prepare, and ensure our compliance with, various procedures required under good clinical practices, even though third-party contract research organizations have prepared and are complying with their own, comparable procedures. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates. For example, one of our third-party contract research organizations was acquired by another company, and if such acquisition delays or prevents them from successfully carrying out their contractual duties to us, there could be a delay in commencing or completing clinical trials for our product candidates that could delay commercialization of our product candidates.
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
     As of July 13, 2007, we held 27 U.S. patents and had 83 patent applications pending before the U.S. Patent and Trademark Office, or PTO. For some of our inventions, corresponding non-U.S. patent protection is pending. Of the 27 U.S. patents that we hold, 19 patents are compound- and composition-related, having expiration dates from 2021 to 2026; three patents are synthesis-method related, having expiration dates from 2022 to 2025; one patent is proteomics methodology-related having an expiration date in 2022; and four patents are screening methodology-related, having expiration dates from 2022 to 2025. Subject to possible patent term extension, the entitlement for which and the term of which we cannot predict, patent protection in the United States covering XP13512, our product candidate that is a Transported Prodrug of gabapentin, will expire no earlier than 2023. We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to XP13512, the composition-of-matter patents relating to gabapentin have expired. For XP19986, our product candidate that is a Transported Prodrug of R-baclofen, one U.S. composition-of-matter patent has issued that will expire no earlier than 2025 and one synthesis method U.S. patent has issued that will expire no earlier than 2025. In addition, four U.S. and 36 non-U.S. patent applications are pending. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.
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
     We currently rely on Lonza Ltd. as the single source supplier of our current worldwide requirements of XP13512 API. We have agreed to purchase XP13512 API from Lonza under a manufacturing services and product supply agreement. In the event that Lonza terminates the agreement in response to a breach by us, we would not be able to manufacture the API until a qualified alternative supplier is identified. This could delay the development of, and impair the ability of us or our partners to commercialize, this product candidate. In addition, our current agreement with Lonza does not provide for the entire supply of API that we require to complete all of our planned clinical trials or for full-scale commercialization. However, the manufacturing services and product supply agreement obligates the parties to negotiate in good faith on the terms and conditions for Lonza to supply some or all of our total requirements for the commercial supply of XP13512 API. In the event that the parties cannot agree to the terms and conditions for Lonza to provide some or all of our API commercial supply needs, we would not be able to manufacture API until a qualified alternative supplier is identified, which could also delay the development of, and impair the ability of us or our partners to commercialize, this product candidate. Unless earlier terminated, this agreement expires in July 2008.

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
     Any failure or delay in developing or manufacturing, or obtaining a qualified commercial supplier of, a new sustained-release tablet formulation of XP19986 could delay the clinical development and commercialization of this product candidate.*
     Catalent Pharma Solutions, LLC (formerly Cardinal Health PTS, LLC) provided our requirements of XP19986 for our Phase 1 and Phase 2a clinical trials in the form of capsules containing controlled-release beads. However, we have developed new sustained-release tablet formulations of XP19986 to replace the Catalent capsules and have conducted clinical trials with these new tablet formulations. To be successful, the sustained-release tablet formulations will need to continue to demonstrate acceptable safety and efficacy, and there can be no assurance that clinical trials with the sustained-release tablet formulations will replicate results from our earlier clinical trials with the capsule formulation. The failure to replicate these earlier clinical trials would delay our clinical development timelines. We have engaged Xcelience as a third-party manufacturer for the new sustained-release tablet formulations. Any inability to obtain a qualified commercial supplier, including an inability to obtain, or delay in obtaining, approval of a supplier from the FDA, would delay or prevent the clinical development and commercialization of this product candidate. We currently ship XP19986 using refrigerated containers. We anticipate that manufacturing improvements we will make will alleviate the need to ship this product candidate for commercial sale using refrigerated containers. If we are unable to achieve these manufacturing improvements, we may incur additional expenses and delays that could impair our ability to generate product revenue.
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
     If our competitors are able to develop and market products that are more effective, safer or less costly than any products that we may develop, our commercial opportunity will be reduced or eliminated. *
     We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we may develop. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair our ability to commercialize our product candidates.
     We estimate that we have at least five competitors in the neuropathic pain and RLS therapeutic areas, including GSK, Eli Lilly and Company and Pfizer. Competition for XP13512 could include: approved drugs that act on the same target as XP13512, such as pregabalin, Neurontin and generic gabapentin; anti-Parkinson’s disease products and product candidates, such as ropinirole from GSK, which is approved for the treatment of moderate-to-severe RLS, pramipexole from Boehringer Ingelheim GmbH, which is approved for the treatment of moderate-to-severe RLS and the rotigotine patch from Schwarz Pharma AG, which has recently announced Phase 3 data for the treatment of moderate-to-severe RLS; serotonin norepinephrine inhibitors, such as duloxetine from Eli Lilly, which is approved for the management of painful diabetic neuropathy; and gabapentin GR from Depomed, Inc., which recently announced results from a Phase 3 trial for post-herpetic neuralgia, or PHN. We are aware that generic gabapentin is marketed by Alpharma Inc., Pfizer, Teva and IVAX Corp, among others, and that it is prescribed off-label to treat a variety of conditions. We estimate that XP19986 could have several generic drug competitors in the spasticity area. There are several drugs approved for the treatment of spasticity, such as racemic baclofen, diazepam, dantrolene sodium and tizanidine, and many therapies in development, such as Fampridine-SR from Acorda Therapeutics, Inc., that could compete with XP19986. We estimate that we have at least three competitors in the GERD therapeutic area, including AstraZeneca, Wyeth and TAP Pharmaceutical Products Inc. In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.
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
     If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates. *
     Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians. If we are not able to retain Drs. Ronald Barrett, Kenneth Cundy, David Savello, Mark Gallop and Pierre Trân, we may not be able to successfully develop or commercialize our product candidates. Competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. In addition, none of our employees have employment commitments for any fixed period of time and could leave our employment at will. We do not carry “key person” insurance covering members of senior management or key scientific personnel. If we fail to identify, attract and retain qualified personnel, we may be unable to continue our development and commercialization activities.
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
     Due to these fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good indication of our future performance. For example, due to the recognition of revenues from up-front and milestone payments from our collaborations with GSK and Astellas, we were profitable in the three months ended June 30, 2007 and may have profitable quarters from time to time. However, while recognition of these revenues may result in a profitable year for 2007, we continue to expect to incur losses for the next several years. In any particular financial period, the actual or anticipated fluctuations could be below the expectations of securities analysts or investors and our stock price could decline.
     Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*
     As of July 13, 2007, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 40.2% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.
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
     If there are large sales of our common stock, the market price of our common stock could drop substantially.*
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of July 13, 2007, we had 24,945,481 outstanding shares of common stock. Of these shares, up to 15,295,056 shares of common stock are tradable under Rule 144 or Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, subject in some cases to various vesting agreements, volume limitations and holding periods, and the remainder of the shares have been registered under the Securities Act and are freely tradable. In addition, 2,535,017 shares are held by our directors and executive officers and their affiliates and will be subject to volume, manner of sale and other limitations under Rule 144 under the Securities Act and various vesting agreements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     On June 25, 2007, pursuant to the net exercise of a warrant, we issued 3,336 shares of our common stock to General Electric Capital Corporation based on a purchase price of $15.00 per share. This sale and issuance of the common stock was exempt from registration pursuant to the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder as a transaction not involving any public offering. We believe that the issuance is exempt from the registration requirements of the Securities Act on the basis that: (a) the purchaser of the securities represented that it was an accredited investor as defined under the Securities Act; (b) there was no general solicitation; and (c) the purchaser of the securities represented that it was purchasing such shares for its own account and not with a view towards distribution. Appropriate legends were affixed to the stock certificates issued in such transaction stating that the shares are not registered under the Securities Act and, therefore, cannot be resold unless they are registered under the Securities Act or unless an exemption to registration is available.
Issuer Purchases of Equity Securities
     The following table provides information relating to repurchases of our common stock in the three months ended June 30, 2007:

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased (1)	per Share	Program	Program
April 1, 2007 — April 30, 2007	—	$—	N/A	N/A
May 1, 2007 — May 31, 2007	34	$2.70	N/A	N/A
June 1, 2007 — June 30, 2007	32	$2.70	N/A	N/A

Total	66	$2.70	N/A	N/A

(1)	The 66 shares of our common stock were repurchased by us from employees upon termination of service pursuant to the terms and conditions of our 1999 Stock Plan, which permits us to elect to purchase such shares at the original issuance price.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting of stockholders on May 30, 2007. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld or against, the number of abstentions and the number of broker non-votes with respect to each matter as applicable:
1.	To elect the following three Class 2 directors to hold office until the 2010 annual meeting of stockholders, or until their successors are duly elected and have qualified:

Director Name	Shares Voted For	Voting Authority Withheld
Paul L. Berns	20,067,801	738,636
John G. Freund, M.D.	20,707,887	98,550
Kenneth J. Nussbacher	20,064,062	742,375
Our Class 3 directors, Ronald W. Barrett, Ph.D., Jeryl L. Hilleman and Wendell Wierenga, Ph.D., will each continue to serve on our board of directors until our 2008 annual meeting of stockholders and until his or her successor is elected and has qualified, or until his or her earlier death, resignation or removal. Our Class 1 directors, Bryan E. Roberts, Ph.D. and Gary D. Tollefson, M.D., Ph.D., will each continue to serve on our board of directors until our 2009 annual meeting of stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.

2.	To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007:

For	Against	Abstain	Broker Non-Votes
20,600,329	202,773	3,335	0
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.1	Specimen Common Stock Certificate (3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company (4)

4.3	Form of Rights Certificate (5)

10.30	Form of Stock Unit Award Agreement under the 2005 Equity Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Filed as Exhibit 3.1 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Filed as Exhibit 4.1 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(6)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc. (Registrant)
/s/ Ronald W. Barrett
August 9, 2007	Ronald W. Barrett
Chief Executive Officer and Director

/s/ William G. Harris
William G. Harris
August 9, 2007	Senior Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)

/s/ Martyn J. Webster
Martyn J. Webster
August 9, 2007	Vice President of Finance

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.1	Specimen Common Stock Certificate (3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company (4)

4.3	Form of Rights Certificate (5)

10.30	Form of Stock Unit Award Agreement under the 2005 Equity Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Filed as Exhibit 3.1 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Filed as Exhibit 4.1 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(6)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.