Form 10-Q
period 2007-09-30
XENOPORT INC
filed 2007-11-09
CIK 1130591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
(Registrant’s telephone number, including area code): (408) 616-7200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Total number of shares of common stock outstanding as of October 15, 2007: 24,991,460

XENOPORT, INC.

Page
PART I. FINANCIAL INFORMATION	3

Item 1. Unaudited Financial Statements	3

Balance Sheets as of September 30, 2007 and December 31, 2006	3

Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006	4

Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	19

Item 4T. Controls and Procedures	19

PART II. OTHER INFORMATION	19

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	39

Item 5. Other Information	39

Item 6. Exhibits	39

SIGNATURES	40
EXHIBIT 10.13
EXHIBIT 10.14
EXHIBIT 10.15
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.31
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
XENOPORT, INC.
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
	(in thousands)
Current assets:
Cash and cash equivalents	$23,940	$14,857
Short-term investments	135,651	103,997
Accounts receivable	4,786	2,796
Other current assets	2,053	1,332

Total current assets	166,430	122,982
Property and equipment, net	5,578	3,532
Restricted investments	1,757	1,699
Employee notes receivable and other assets	450	452

Total assets	$174,215	$128,665

Current liabilities:
Accounts payable	$31	$144
Accrued compensation	3,239	2,928
Accrued preclinical and clinical costs	10,871	13,430
Other accrued liabilities	1,956	1,737
Deferred revenue	16,499	2,424
Current portion of equipment financing obligations	237	500
Current portion of liability for early exercise of employee stock options	212	292

Total current liabilities	33,045	21,455
Deferred revenue	20,707	21,843
Deferred rent and other	1,524	1,696
Noncurrent portion of equipment financing obligations	19	181
Noncurrent portion of liability for early exercise of employee stock options	44	205
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 60,000 and 60,000 shares authorized; 24,895 and 24,517 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	25	24
Additional paid-in capital	297,031	287,513
Notes receivable from stockholders	—	(33)
Accumulated other comprehensive income	334	37
Accumulated deficit	(178,514)	(204,256)

Total stockholders’ equity	118,876	83,285

Total liabilities and stockholders’ equity	$174,215	$128,665

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Revenues:
Collaboration revenue	$35,425	$3,106	$88,061	$7,500

Total revenues	35,425	3,106	88,061	7,500

Operating expenses:
Research and development	16,788	16,991	54,514	45,611
General and administrative	4,459	4,273	13,053	11,195

Total operating expenses	21,247	21,264	67,567	56,806

Income (loss) from operations	14,178	(18,158)	20,494	(49,306)
Interest income	2,208	1,936	6,141	3,859
Interest and other expense	(44)	(115)	(145)	(249)

Income (loss) before income taxes	16,342	(16,337)	26,490	(45,696)
Income tax provision	748	—	748	—

Net income (loss)	$15,594	$(16,337)	$25,742	$(45,696)

Basic net income (loss) per share	$0.63	$(0.67)	$1.04	$(2.14)

Diluted net income (loss) per share	$0.60	$(0.67)	$1.00	$(2.14)

Shares used to compute basic net income (loss) per share	24,856	24,381	24,720	21,313

Shares used to compute diluted net income (loss) per share	26,156	24,381	25,818	21,313

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30,
	2007	2006
	(in thousands)
Operating activities
Net income (loss)	$25,742	$(45,696)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,396	1,297
Amortization (accretion) of investment premiums and discounts, net	(4,585)	(384)
Stock-based compensation expense- employees	6,510	3,963
Stock-based compensation expense- consultants	18	168
Change in assets and liabilities:
Accounts receivable	(1,990)	(1,821)
Other current assets	(721)	232
Deposits and other assets	2	9
Accounts payable	(113)	(1,107)
Accrued compensation	311	953
Accrued preclinical and clinical costs	(2,559)	8,484
Other accrued liabilities	219	963
Deferred revenue	12,939	2,500
Deferred rent and other	(172)	11

Net cash provided by (used in) operating activities	36,997	(30,428)

Investing activities
Purchases of investments	(215,950)	(98,244)
Proceeds from sales and maturities of investments	189,178	86,610
Change in restricted investments	(58)	15
Purchases of property and equipment	(3,443)	(728)

Net cash used in investing activities	(30,273)	(12,347)

Financing activities
Proceeds from issuance of common stock and exercise of stock options and warrants	2,783	74,718
Repurchases of common stock	(32)	(13)
Proceeds from repayment of promissory notes from a stockholder	33	—
Payments on capital leases and equipment financing obligations	(425)	(531)

Net cash provided by financing activities	2,359	74,174

Net increase in cash and cash equivalents	9,083	31,399
Cash and cash equivalents at beginning of period	14,857	22,088

Cash and cash equivalents at end of period	$23,940	$53,487

Supplemental schedule of noncash investing and financing activities

Reclassification of the unvested portion of common stock from early exercises of stock options to a liability	$—	$8

Vesting of common stock from early exercises of stock options	$240	$423

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
     Basis of Preparation
     The accompanying financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2007 and results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Company’s annual report on Form 10-K.
     Revenue Recognition
     Revenue arrangements are accounted for in accordance with the provisions of Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables. A variety of factors are considered in determining the appropriate method of revenue recognition under these arrangements, such as whether the various elements can be considered separate units of accounting, whether there is objective and reliable evidence of fair value for these elements and whether there is a separate earnings process associated with a particular element of an agreement. Specifically, the Company accounts for each of these typical elements as follows:
•	Up-front, licensing-type fees. Up-front, licensing-type payments are assessed to determine whether or not the licensee is able to obtain any stand-alone value from the license. Where this is not the case, the Company does not consider the license deliverable to be a separate unit of accounting, and the revenue is deferred with revenue recognition for the license fee being assessed in conjunction with the other deliverables that constitute the combined unit of accounting.

•	Milestones. Milestones are assessed on an individual basis and revenue is recognized from these milestones when earned, as evidenced by acknowledgment from collaborators, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination, or progress towards the culmination, of an earnings process and (iii) the milestone payment is non-refundable. Where separate milestones do not meet these criteria, the Company typically defaults to a performance-based model, with revenue recognition following delivery of effort as compared to an estimate of total expected effort. Milestones that are received after all substantive deliverables have occurred are considered to be bonus payments and are recognized upon receipt of the cash, assuming all of the other revenue recognition criteria are met.

•	Collaborative research payments. Generally, the payments received are based on a contractual cost per full-time equivalent employee working on the project, and are recognized as the services are performed over the related funding periods for each agreement.

•	Grant revenues. Grant revenues are recognized as research is performed.
     Where there are multiple deliverables combined as a single unit of accounting, revenues are deferred and recognized over the longest period over which the Company remains obligated to perform services or deliver product. The specific methodology for the recognition of the revenue (e.g., straight-line or according to specific performance criteria) is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract. For contracts with specific performance criteria, the Company utilizes the performance-based expected revenue method of revenue recognition, which requires that the Company estimate the total amount of costs to be expended for a given unit of accounting and then recognize revenue equal to the portion of costs expended to date. The estimated total costs to be expended are necessarily subject to revision form time-to-time as the underlying facts and circumstances change.
     Payments received in excess of revenues recognized are recorded as deferred revenue until such time as the revenue recognition criteria have been met.
     The Company’s collaboration agreements also include potential payments for commercial product supply, product royalties and sharing of operating profits. To date, no revenues have been received from these sources.
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
     In the three and nine months ended September 30, 2007, the Company recorded $748,000 of current income tax expense. The income tax expense recognized resulted from the Company’s full year forecasted effective tax rate of 2.8% related to U.S. federal and state alternative minimum tax. The Company incurred net operating losses in 2006 and accordingly did not record a provision for income taxes in 2006.
     Recent Accounting Pronouncements
     In June 2007, the EITF reached a consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-03. EITF 07-03 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 is effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted. As a result, EITF 07-03 is effective for the Company in the first quarter of fiscal 2008. The Company does not expect the adoption of EITF 07-03 to have a material impact on either its financial position or results of operations.

2. Collaboration Revenue
     In December 2005, the Company entered into a license agreement with Astellas Pharma Inc. for exclusive rights in the Astellas territory to develop and commercialize XP13512. The Company received an initial license payment of $25,000,000 in December 2005, which has been deferred and is being recognized on a straight-line basis over a period that approximates the expected patent life of XP13512. In April 2006, the Company received a milestone payment of $10,000,000 upon initiation of the Company’s first Phase 3 clinical trial of XP13512 in restless legs syndrome, or RLS, patients in the United States that was recognized on a straight-line basis over the period of the Phase 3 clinical trial. In May 2007, the Company received and recognized a milestone payment of $5,000,000 upon completion of the Company’s first Phase 3 clinical trial of XP13512 in RLS. In addition, the Company is eligible to receive potential clinical and regulatory milestone payments totaling up to $45,000,000 and is entitled to receive percentage-based royalties on any sales of XP13512 in the Astellas territory. The agreement also requires Astellas to source all product from the Company under a specified supply agreement. In the three months ended September 30, 2007, the Company recognized revenue of $379,000, representing amortization of the up-front license payment under this agreement. In the nine months ended September 30, 2007, the Company recognized revenue of $7,046,000, representing amortization of the up-front license payment and the first milestone payment as well as recognition of the second milestone payment under this agreement. At September 30, 2007, $22,222,000 of revenue was deferred under this agreement, of which $1,515,000 was classified within current liabilities and the remaining $20,707,000 was recorded as a noncurrent liability.
     In February 2007, the Company entered into an exclusive collaboration with GSK to develop and commercialize XP13512 worldwide, excluding the Astellas territory (collectively referred to as the GSK territory). In March 2007, GSK made an up-front, non-refundable license payment of $75,000,000. In addition, GSK has agreed to make additional payments of up to $275,000,000 upon the achievement of additional clinical and regulatory milestones, of which $21,000,000 has been received to date, including milestone payments of $10,000,000 and $11,000,000 received in May and June 2007, respectively, and up to $290,000,000 upon the achievement of specified XP13512 sales levels. Under the terms of the agreement, GSK will also be responsible for all future development costs, with the exception of specified development costs that the Company will assume in connection with the development of XP13512 for RLS in the United States. The Company is entitled to receive royalties based upon a percentage of sales of XP13512 in the GSK territory for a specified period of time, unless the Company elects the option to co-promote XP13512 in the United States. In the event that the Company elects the co-promotion option for XP13512, the Company would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States for so long as XP13512 is sold, as well as payments on details that the Company performs in the United States on Requip CR and Requip XL 24-Hour, GSK’s development-stage product candidates for RLS and Parkinson’s disease, respectively. Subject to U.S. Food and Drug Administration, or FDA, approval of the new drug application, or NDA, for XP13512, the Company would co-promote XP13512 in the United States to those same prescribers. The Company has concluded that the up-front license payment does not have value to GSK on a stand-alone basis without the benefit of the specified development activities that the Company will perform in connection with XP13512 and that $65,000,000 of milestones payable for clinical trial and pre-clinical activities were either not sufficiently substantive or not sufficiently at risk to be accounted for using the “when-earned” model. Accordingly, these milestones and the up-front payment were combined into a separate unit of accounting that is being recognized over the best estimate of the development period to commercialization of the product during which time delivery of substantially all of the efforts required for the completion of the Company’s contractual responsibilities under the GSK agreement is expected to occur. In the three and nine months ended September 30, 2007, the Company recognized revenue of $35,046,000 and $81,015,000, respectively, under this agreement. At September 30, 2007, $14,984,000 of revenue was deferred under this agreement and was classified within current liabilities.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$15,594	$(16,337)	$25,742	$(45,696)

Denominator:
Weighted-average common shares outstanding	24,962	24,625	24,855	21,606
Less: Weighted-average unvested common shares subject to repurchase	(106)	(244)	(135)	(293)

Denominator for basic net income (loss) per share	24,856	24,381	24,720	21,313

Dilutive effect of:
Restricted stock units and options to purchase common stock	1,285	—	1,081	—
Warrants outstanding	15	—	17	—

Denominator for diluted net income (loss) per share	26,156	24,381	25,818	21,313

Basic net income (loss) per share	$0.63	$(0.67)	$1.04	$(2.14)

Diluted net income (loss) per share	$0.60	$(0.67)	$1.00	$(2.14)

Outstanding dilutive securities not included in the computation of diluted income (loss) per share as they had an antidilutive effect:
Restricted stock units and options to purchase common stock	234	2,238	934	2,238
Warrants outstanding	—	39	—	39

	234	2,277	934	2,277

4. Comprehensive Income (Loss)
     The Company displays comprehensive income (loss) and its components as part of the annual statement of stockholders’ equity. Comprehensive income (loss) is comprised of net income (loss) and unrealized gains and losses on available-for-sale securities. Total comprehensive income (loss) was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net income (loss)	$15,594	$(16,337)	$25,742	$(45,696)
Change in unrealized gain (loss) on available-for-sale securities	190	109	297	184

	$15,784	$(16,228)	$26,039	$(45,512)

5. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments
     The following are summaries of cash and cash equivalents, short-term investments and restricted investments:

		Gross
		Unrealized
		Gains	Estimated
	Cost	(Losses)	Fair Value
	(in thousands)
As of September 30, 2007:
Cash	$669	$—	$669
Money market funds	23,271	—	23,271
Corporate debt securities	135,317	334	135,651
Certificates of deposit	1,757	—	1,757

	$161,014	$334	$161,348

Reported as:
Cash and cash equivalents			$23,940
Short-term investments			135,651
Restricted investments			1,757

			$161,348

		Gross
		Unrealized
		Gains	Estimated
	Cost	(Losses)	Fair Value
	(in thousands)
As of December 31, 2006:
Cash	$3,048	$—	$3,048
Money market funds	11,809	—	11,809
Corporate debt securities	103,960	37	103,997
Certificate of deposit	1,699	—	1,699

	$120,516	$37	$120,553

Reported as:
Cash and cash equivalents			$14,857
Short-term investments			103,997
Restricted investments			1,699

			$120,553

     At September 30, 2007 and December 31, 2006, the contractual maturities of investments held were less than one year. There were no gross realized gains or losses from sales or maturities of securities in the periods presented.
6. Stock-Based Compensation
     Details of the Company’s non-cash stock-based compensation are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Research and development	$1,254	$746	$3,712	$2,027
General and administrative	1,071	692	2,798	1,936

	$2,325	$1,438	$6,510	$3,963

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
     During the three and nine months ended September 30, 2007, the Company granted restricted stock units and options to purchase common stock covering 143,000 and 1,015,415 shares that had a total fair value of $3,747,000 and $18,183,000 that will be recognized over the weighted average-period of 3.78 and 3.55 years, respectively.
7. Subsequent Event
     On October 15, 2007, the Company announced an exclusive license agreement for the development and commercialization by Xanodyne Pharmaceuticals, Inc. of a preclinical, non-hormonal, oral product candidate known as XP21510, discovered by the Company, for the potential treatment of women diagnosed with menorrhagia, or heavy menstrual bleeding. Under the terms of the agreement, Xanodyne received exclusive rights to develop and commercialize XP21510 in the United States. In exchange for these rights, the Company is entitled to receive up-front, non-refundable cash payments totaling $12,000,000, of which $6,000,000 was paid to the Company upon execution of the agreement and the remaining $6,000,000 is due on the 12-month anniversary of the execution date. The Company is eligible to receive aggregate cash payments of up to $130,000,000 upon the achievement of certain development, regulatory and commercial milestones with respect to XP21510, as well as aggregate cash payments of up to $5,000,000 upon the achievement of certain development, regulatory and commercial milestones with respect to Xanodyne’s tranexamic acid product candidate, known as XP12B, that is in Phase 3 clinical development. In addition, the Company is entitled to receive tiered double-digit royalty payments on potential future sales of XP21510, as well as escalating single-digit royalties on potential future sales of XP12B. Xanodyne may terminate the agreement at its discretion upon 120 days’ prior written notice to the Company. In such event, all XP21510 product rights would revert to the Company and the Company would be entitled to specified transition assistance from Xanodyne. Under the agreement, Xanodyne may not deliver any notice of termination before the first anniversary of the effective date of the agreement unless Xanodyne first accelerates and pays to the Company the remaining $6,000,000 initial license fee installment.

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
Overview
     We are a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of drugs. Our most advanced product candidate is currently being evaluated for the treatment of restless legs syndrome, or RLS, in a Phase 3 clinical program in the United States and a Phase 2 clinical trial in Japan. This product candidate has also successfully completed a Phase 2a clinical trial for the management of post-herpetic neuralgia, or PHN, in the United States, and is in a Phase 2 clinical trial for the treatment of painful diabetic neuropathy, or PDN, in Japan. Our second product candidate has generated positive data in a Phase 2a clinical trial for reducing the number of reflux episodes in patients with gastroesophageal reflux disease, or GERD, and is also a potential treatment of spasticity. Our current portfolio of proprietary product candidates includes the following:
•	XP13512 for RLS. XP13512 is a Transported Prodrug of gabapentin. XP13512 is currently being evaluated for the treatment of RLS in a Phase 3 clinical program in the United States and in a Phase 2 clinical trial in Japan. RLS is characterized by an irresistible urge to move one’s legs, usually accompanied by unpleasant sensations or pain in the legs. In April 2007, we announced top-line results from our first Phase 3 clinical trial of XP13512 for the treatment of symptoms of primary RLS. XP13512 demonstrated statistically significant improvements compared to placebo on both of the co-primary endpoints of the trial and was well tolerated.

•	XP13512 for Neuropathic Pain. We have also shown in a Phase 2a clinical trial that XP13512 is effective for the management of PHN, a chronic type of neuropathic pain that can follow the resolution of shingles. XP13512 is being studied in a Phase 2 clinical trial in Japan for the treatment of PDN, a chronic type of neuropathic pain that results from diabetes.

•	XP19986 for GERD. XP19986 is a Transported Prodrug of R-baclofen that is in development for the treatment of GERD, which is a digestive system disorder caused primarily by inappropriate relaxations of the lower esophageal sphincter, which is a combination of muscles that controls the junction between the esophagus and the stomach. GERD is characterized by the frequent, undesirable passage of stomach contents into the esophagus that results in discomfort and potential damage to the lining of the esophagus. We have successfully completed a Phase 2a clinical trial indicating that single doses of XP19986 were well tolerated and produced statistically significant reductions in the number of reflux episodes in patients with GERD. We intend to initiate a second Phase 2 clinical trial of XP19986 in patients with GERD in the fourth quarter of 2007.

•	XP19986 for Spasticity. XP19986 is also a potential treatment of spasticity, a condition in which certain muscles are continuously contracted, causing stiffness or tightness of muscles that interferes with movement or speech. Racemic baclofen, which contains both R-baclofen and S-baclofen, is currently approved in the United States for the treatment of spasticity resulting from multiple sclerosis, spinal cord injury and other spinal cord diseases. We believe that spasticity patients may benefit from XP19986 due to less frequent dosing and a more desirable pharmacokinetic profile than baclofen. We intend to initiate a Phase 2 clinical trial of XP19986 in patients with spasticity in the fourth quarter of 2007.

•	XP21279 for Parkinson’s Disease. XP21279 is a Transported Prodrug of levodopa, or L-Dopa, that is in preclinical development for the treatment of Parkinson’s disease, a neurological disorder of the elderly, characterized by tremor, rigidity and loss of postural reflexes. We plan to initiate a Phase 1 clinical trial for XP21279 in the fourth quarter of 2007.

•	XP20925 for Migraine and Chemotherapy-Induced Nausea and Vomiting. XP20925 is a Transported Prodrug of propofol that is in preclinical development for the treatment of migraine and chemotherapy-induced nausea and vomiting. We plan to commence preclinical development activities to support the filing in 2008 of an investigational new drug application, or IND, for XP20925.

•	XP21510 for the Treatment of Women with Menorrhagia. XP21510 is a new chemical entity that is a Transported Prodrug of tranexamic acid. Tranexamic acid is a man-made derivative of the naturally occurring amino acid lysine and works to inhibit, on a molecular basis, the break down of blood clots. It is approved in many countries in Europe and Asia for the treatment of women with menorrhagia, or heavy menstrual bleeding. In October 2007, we announced an exclusive license agreement for the development and commercialization by Xanodyne Pharmaceuticals, Inc. of XP21510 in the United States.
     We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated any product revenues. We have funded our operations primarily through the sale of equity securities, non-equity payments from collaborative partners, capital lease financings, interest earned on investments and government grants. Prior to the three months ended June 30, 2007, we had incurred net losses since our inception. However, due to the recognition of revenues from up-front and milestone payments from our collaborations with GSK and Astellas, we were profitable in the three-month periods ended June 30 and September 30, 2007 and may have profitable quarters from time to time. While recognition of these revenues may result in a profitable year for 2007, we continue to expect to incur losses for the next several years as we expand our research and development activities and seek to advance our product candidates into later stages of development. We expect our research and development expenses to remain at current levels for the foreseeable future due to decreasing XP13512 Phase 3 RLS clinical program expenses offset by increasing XP19986 development costs, and, subject to regulatory approval of any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses if we establish a North American specialty sales force. As of September 30, 2007, we had an accumulated deficit of approximately $178.5 million.
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
     In December 2005, we entered into an agreement in which we licensed to Astellas Pharma Inc. exclusive rights to develop and commercialize XP13512 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (collectively referred to as the Astellas territory). We received an initial license payment of $25.0 million from Astellas. The terms of the agreement also specify clinical and regulatory milestone payments totaling up to a maximum of $60.0 million, including milestone payments of $10.0 million upon initiation of our first Phase 3 clinical trial of XP13512 in RLS patients in the United States, which we received in April 2006, and $5.0 million at the completion of our first Phase 3 clinical trial of XP13512 in RLS patients in the United States, which we received in May 2007. We will receive royalties on any sales of XP13512 in the Astellas territory at a royalty rate in the mid-teens on a percentage basis. As of September 30, 2007, we had recognized an aggregate of $17.8 million of revenue pursuant to this agreement.
     In February 2007, we announced an exclusive collaboration with Glaxo Group Limited, or GSK, to develop and commercialize XP13512 worldwide, excluding the Astellas territory (collectively referred to as the GSK territory). GSK made an up-front, non-refundable license payment to us of $75.0 million that we received in March 2007, and GSK has agreed to make additional payments of up to $275.0 million upon the achievement of clinical and regulatory milestones, of which $21.0 million has been received to date, and up to $290.0 million upon the achievement of specified sales levels. Under the terms of the agreement, GSK is responsible for all future development costs, with the exception of specified development costs that we assumed in connection with the development of XP13512 for RLS in the United States.

We are entitled to receive royalties based upon a percentage of sales of XP13512 in the GSK the territory for a specified period of time, unless we elect the option to co-promote XP13512 in United States. In the event that we elect the co-promotion option for XP13512, we would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States for so long as XP13512 is sold, as well as payments on details we perform in the United States on Requip CR and Requip XL 24-Hour, GSK’s development-stage product candidates for RLS and Parkinson’s disease, respectively. Subject to U.S. Food and Drug Administration, or FDA, approval of the new drug application, or NDA, for XP13512, we would co-promote XP13512 in the United States to those same prescribers. As of September 30, 2007, we had recognized an aggregate of $81.0 million of revenue pursuant to this agreement.
     In October 2007, we announced an exclusive license agreement for the development and commercialization in the United States by Xanodyne Pharmaceuticals, Inc. of a preclinical, non-hormonal, oral product candidate known as XP21510, discovered by us, for the potential treatment of women diagnosed with menorrhagia. In exchange for these rights, we are entitled to receive up-front, non-refundable cash payments totaling $12.0 million, of which $6.0 million was paid to us upon execution of the agreement and the remaining $6.0 million is due on the 12-month anniversary of the execution date. We are eligible to receive aggregate cash payments of up to $130.0 million upon the achievement of certain development, regulatory and commercial milestones with respect to XP21510, as well as aggregate cash payments of up to $5.0 million upon the achievement of certain development, regulatory and commercial milestones with respect to Xanodyne’s tranexamic acid product candidate, known as XP12B, that is in Phase 3 clinical development. In addition, we are entitled to receive tiered, double-digit royalty payments on potential future sales of XP21510, as well as escalating single-digit royalties on potential future sales of XP12B.
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
     Revenue Recognition
     We have entered into collaboration agreements with Astellas, ALZA Corporation, GSK, Pfizer Inc and Xanodyne, each of which contains multiple elements. We account for these agreements in accordance with the provisions of Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, superceded by SAB No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables. We considered a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the various elements can be considered separate units of accounting, whether there is objective and reliable evidence of fair value for these elements and whether there is a separate earnings process associated with a particular element of an agreement. Specifically, we account for each of these typical elements as follows:
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
     Our collaboration agreements also include potential payments for commercial product supply, product royalties and sharing of operating profits. To date, we have not received revenue from these sources.
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
Results of Operations
   Three and Nine Months Ended September 30, 2007 and 2006
     Revenues
     Our revenues consist of the recognition of revenues from up-front and milestone payments from our collaborations with GSK and Astellas.

	Three Months				Nine Months
	Ended				Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in thousands, except percentages)
Revenues	$35,425	$3,106	$32,319	1,041%	$88,061	$7,500	$80,561	1,074%
     The increase in revenues in the three months ended September 30, 2007 compared to the same period in 2006 was the result of the following factors:
•	$35.0 million increase in revenues in 2007 due to revenues recognized under our GSK agreement that was executed in February 2007; and

•	$2.7 million decrease in revenues in 2007 due to a reduction in revenues recognized from our Astellas collaboration.
     The increase in revenues in the nine months ended September 30, 2007 compared to the same period in 2006 was primarily the result of the following factors:
•	$81.0 million increase in revenues in 2007 due to revenues recognized under our GSK agreement that was executed in February 2007; and

•	$0.4 million decrease in revenues in 2007 due to a reduction in revenues recognized from our Astellas collaboration.

     We expect revenues to fluctuate during the remainder of 2007 and beyond primarily depending upon our progress against the deliverables specified in the terms of our collaboration with GSK, the timing of milestone-related activities under our Astellas and Xanodyne collaborations and the extent to which we enter into new collaborative agreements.
     Research and Development Expenses
     Research and development expenses consist of costs associated with our research activities and drug discovery efforts, as well as costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Of the total research and development expenses for the three and nine months ended September 30, 2007 and 2006, the allocation of costs associated with research and preclinical and clinical development activities was as follows:

	Three Months				Nine Months
	Ended				Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in thousands, except percentages)
Research and preclinical	$4,855	$4,677	$178	4%	$14,119	$13,241	$878	7%
Clinical development	11,933	12,314	(381)	(3)%	40,395	32,370	8,025	25%

Total research and development	$16,788	$16,991	$(203)	(1)%	$54,514	$45,611	$8,903	20%

     The decrease in research and development expenses in the three months ended September 30, 2007 compared to the same period in 2006 was principally due to the following:
•	decreased manufacturing costs of $5.9 million, including a credit of $3.6 million related to the transfer of XP13512 drug substance to GSK, and toxicology costs of $0.3 million, offset by increased clinical costs of $2.6 million and consulting costs of $0.4 million, for XP13512;

•	offsetting increased manufacturing costs of $0.6 million, clinical costs of $0.4 million and toxicology costs of $0.8 million, for XP19986;

•	decreased toxicology costs of $0.6 million, offset by increased manufacturing costs of $0.3 million, for XP21279; and

•	offsetting increased personnel costs of $1.2 million resulting from increased headcount and increased non-cash stock-based compensation and facilities costs of $0.3 million.
     The increase in research and development expenses in the nine months ended September 30, 2007 compared to the same period in 2006 was principally due to the following:
•	increased clinical costs of $10.5 million and consulting costs of $1.0 million, offset by a decrease in manufacturing costs of $9.5 million, including a credit of $3.6 million related to the transfer of XP13512 drug substance to GSK, and toxicology costs of $0.5 million, for XP13512;

•	increased manufacturing costs of $0.3 million, clinical costs of $0.7 million and toxicology costs of $2.8 million, for XP19986;

•	offsetting decreased toxicology costs of $0.7 million for XP 21279; and

•	increased personnel costs of $4.0 million resulting from increased headcount and increased non-cash stock-based compensation and facilities costs of $0.6 million.
     We expect our research and development expenses to remain at current levels for the foreseeable future due to decreasing XP13512 Phase 3 RLS clinical program expenses offset by increasing XP19986 development costs. The timing and amount of these expenses will primarily depend upon the costs associated with our Phase 3 clinical program in RLS for XP13512 and the outcome of future clinical trials for XP19986, as well as the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.

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

	Three Months				Nine Months
	Ended				Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in thousands, except percentages)
General and administrative	$4,459	$4,273	$186	4%	$13,053	$11,195	$1,858	17%
     The increase in general and administrative expenses in the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to increased personnel costs of $0.6 million, including non-cash stock-based compensation of $0.4 million, partially offset by decreased marketing-related expenses of $0.2 million.
     The increase in general and administrative expenses in the nine months ended September 30, 2007 compared to the same period in 2006 was primarily due to increased personnel costs of $1.5 million, including non-cash stock-based compensation of $0.9 million, and office-related expenses of $0.4 million.
     We expect that general and administrative expenses will increase in the future due to increased personnel, expanded infrastructure and increased consulting and legal services.
     Interest Income and Interest and Other Expense
     Interest income consists of interest earned on our cash and cash equivalents and short-term investments.

	Three Months				Nine Months
	Ended				Ended
	September 30,		Change		September 30,		Change
	2007	2006	$	%	2007	2006	$	%
	(in thousands, except percentages)
Interest income	$2,208	$1,936	$272	14%	$6,141	$3,859	$2,282	59%
Interest and other expense	$44	$115	$(71)	(62)%	$145	$249	$(104)	(42)%
     The increase in interest income in the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 was due primarily to higher average balances due to funds received from our follow-on public offering in June 2006, the payments from GSK in 2007 and higher average interest rates in 2007.
     Income Taxes
     In the three and nine months ended September 30, 2007, we recorded $0.7 million of current income tax expense. The income tax expense recognized resulted from our full year forecasted effective tax rate of 2.8% related to U.S. federal and state alternative minimum tax. Although we recorded a taxable income in the second quarter of 2007, no taxes were recognized in that period due to the immaterial impact and the uncertainties regarding the total taxes for the year ending December 31, 2007. We incurred net operating losses in 2006 and accordingly did not record a provision for income taxes in 2006.
Financial Condition, Liquidity and Capital Resources

	As of	As of
	September	December
	30,	31,
	2007	2006
	(in thousands)
Cash and cash equivalents and short-term investments	$159,591	$118,854
Working capital	133,385	101,527
Restricted investments	1,757	1,699
Current portions of equipment financing and capital lease obligations	237	500
Noncurrent portions of equipment financing and capital lease obligations	19	181

	Nine Months
	Ended
	September 30,
	2007	2006
	(in thousands)
Cash provided by (used in):
Operating activities	$36,981	$(30,428)
Investing activities	$(30,273)	$(12,347)
Financing activities	$2,375	$74,174
Capital expenditures (included in investing activities above)	$(3,443)	$(728)
     Due to our significant research and development expenditures and the lack of regulatory agency approvals to sell products, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our preferred stock, our initial and follow-on public offerings, non-equity payments from our collaborators and government grants. We have received additional funding from capital lease financings and interest earned on investments, each as described more fully below. At September 30, 2007, we had available cash and cash equivalents and short-term investments of $159.6 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation. Wherever possible, we seek to minimize the potential effects of concentration and degrees of risk.
     Net cash provided by (used in) operating activities was $37.0 million and $(30.4) million in the nine months ended September 30, 2007 and 2006, respectively. The net cash provided by operating activities for the nine months ended September 30, 2007 primarily reflects the net income for the period, increase in deferred revenue and non-cash stock-based compensation, offset in part by net amortization (accretion) of investment premiums and discounts. The net cash used in operating activities for the nine months ended September 30, 2006 primarily reflects the net loss for the period, offset in part by depreciation, non-cash stock-based compensation and non-cash changes in operating assets and liabilities.
     Net cash used in investing activities was $30.3 million and $12.3 million in the nine months ended September 30, 2007 and 2006, respectively. Cash used in investing activities for the nine months ended September 30, 2007 and 2006 was primarily related to purchases of investments, offset by the proceeds from maturities of investments and, to a lesser extent, purchases of property and equipment.
     Net cash provided by financing activities was $2.4 million and $74.2 million in the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, cash was primarily provided by proceeds from stock option exercises, offset by principal payments on capital leases. For the nine months ended September 30, 2006, cash was primarily provided by the proceeds from sales of our common stock in our follow-on public offering and exercises of stock options, offset by principal payments on capital leases.
     We believe that our existing capital resources and expected milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the third quarter of 2009. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our collaborations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the cost of establishing and manufacturing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the timing of any milestone payments under our collaborative arrangements;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
     If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue clinical trials for one or more of our product candidates, delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates or we could be required to delay, scale back or eliminate some or all of our research and development programs. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. To the extent that we raise additional capital through equity financings, dilution to our stockholders would result. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us.
Contractual Obligations
     Our future contractual obligations at September 30, 2007 were as follows:

	Payments Due by Period
		Less
		Than	1-3	3-5
Contractual Obligations	Total	1 Year	Years	Years
	(in thousands)
Equipment financing obligations	$269	$249	$20	$—
Operating lease obligations	17,206	3,925	8,237	5,044

Total fixed contractual obligations	$17,475	$4,174	$8,257	$5,044

Recent Accounting Pronouncements
     In June 2007, the EITF reached a consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-03. EITF 07-03 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 is effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted. As a result, EITF 07-03 is effective for us in the first quarter of fiscal 2008. We do not expect the adoption of EITF 07-03 to have a material impact on either our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2007, we had cash and cash equivalents and short-term investments of $159.6 million, consisting of cash and highly liquid investments deposited in a highly rated financial institution in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.
     We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amount of approximately $4.5 million and $3.9 for the nine months ended September 30, 2007 and 2006, respectively, to this European contract manufacturer. We may be subject to exposure to fluctuations in foreign exchange rates in connection with these agreements. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.
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
Item 4T. Controls and Procedures
Not applicable.
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
Risks Related to Our Business and Industry
     We have incurred cumulative operating losses since inception. Although we may achieve quarterly profitability from time to time, we expect to continue to incur losses for the foreseeable future and we may never sustain profitability.*
     We have a limited operating history, and have incurred cumulative losses of $178.5 million since our inception in May 1999.

Due to the recognition of revenues from up-front and milestone payments from our collaborations with GSK and Astellas, we were profitable in the three-month periods ended June 30 and September 30, 2007 and may have profitable quarters from time to time. However, while recognition of these revenues may result in a profitable year for 2007, we continue to expect to incur losses for the next several years. We expect our research and development expenses to remain at current levels for the foreseeable future due to decreasing XP13512 Phase 3 RLS clinical program expenses offset by increasing XP19986 development costs, and, subject to regulatory approval of any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. As a result, we expect to continue to incur annual losses for the foreseeable future. These losses have had, and will continue to have, an adverse effect on our stockholders’ equity.
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
     Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of our product candidates. Our most advanced product candidate is currently being evaluated in a Phase 3 clinical program in the United States. Our other product candidates are either in Phase 2 clinical development or in various stages of preclinical development. Any of our product candidates could be unsuccessful if it:
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
     If we or our partners are not able to obtain required regulatory approvals, we or our partners will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.*
     Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory agencies in the United States and by comparable authorities in other countries. In February 2007, we announced an exclusive collaboration with Glaxo Group Limited, or GSK, to develop and commercialize XP13512 in all countries of the world other than the six countries that comprise the territory under our collaboration with Astellas Pharma Inc. Under the terms of our agreement, GSK would file the new drug application, or NDA, for restless legs syndrome, or RLS, for FDA approval, and GSK would lead the development and registration of XP13512 for all indications other than RLS in the United States and all indications in the remainder of GSK’s licensed territory. The inability to obtain FDA approval or approval from comparable authorities in other countries would prevent us and our collaborative partners from commercializing our product candidates in the United States or other countries. We or our collaborative partners may never receive regulatory approval for the commercial sale of any of our product candidates. Moreover, if the FDA requires that any of our product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our collaborative partners will be unable to begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our product candidates is classified as a controlled substance by the DEA, we or our collaborative partners would have to register annually with the DEA and those product partners have received regulatory candidates would be subject to additional regulation.

Neither we nor our collaborative approval to market any of our product candidates in any jurisdiction. We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of applying for regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the product candidates involved.
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
     We and our collaborative partners will need to obtain regulatory approval from authorities in foreign countries to market our product candidates in those countries. Neither we nor our collaborative partners have filed for final regulatory approval in any foreign jurisdictions. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we or our collaborative partners fail to obtain approvals from foreign jurisdictions, the geographic market for our product candidates would be limited.
     We depend on collaborations to complete the development and commercialization of some of our product candidates. These collaborations may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.*
     In December 2005, we entered into a collaboration with Astellas for the development and commercialization of XP13512 in Japan and five other Asian countries. In February 2007, we entered into an exclusive collaboration with GSK to develop and commercialize XP13512 worldwide, excluding the Astellas territory. In October 2007, we entered into a collaboration with Xanodyne Pharmaceuticals, Inc. for the development and commercialization of XP21510 in the United States. We may enter into additional collaborations with third parties to develop and commercialize some of our other product candidates. Our dependence on Astellas and GSK for the development and commercialization of XP13512 and Xanodyne for the development and commercialization of XP21510, subjects us to, and dependence on future collaborators for development and commercialization of additional product candidates will subject us to, a number of risks, including:
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
     For example, pursuant to the terms of our agreement, GSK is responsible for all future development costs of XP13512, with the exception of specified development costs that we are assuming in connection with the development of XP13512 for RLS in the United States. In addition, subject to additional positive Phase 3 clinical data, GSK is obligated to file the NDA for FDA approval of XP13512 for RLS, and GSK would lead the development and registration of XP13512 for all indications other than RLS in the United States and all indications in the remainder of GSK’s licensed territory. We cannot control the amount and timing of resources that GSK or Astellas may devote to the development or commercialization of XP13512, or that Xanodyne may devote to the development and commercialization of XP21510 or to their respective marketing and distribution. In addition, GSK, Astellas or Xanodyne could independently direct their respective development and marketing resources to the development or commercialization of competitive products, which could delay or impair the commercialization of XP13512 or XP21510, as the case may be, and harm our business.
     If we do not establish collaborations for XP19986 or our product candidates other than XP13512 and XP21510, we will have to alter our development and commercialization plans. *
     Our strategy includes selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our product candidates, including XP19986. We intend to do so especially for indications that involve a large, primary care market that must be served by large sales and marketing organizations. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time consuming to negotiate and document. We may not be able to negotiate additional collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional collaborations because of the numerous risks and uncertainties associated with establishing additional collaborations. If we are unable to negotiate additional collaborations, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues.
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
•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the cost of manufacturing clinical and establishing commercial supplies of our product candidates and any products that we may develop;

•	the timing of any milestone payments under our collaborative arrangements;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
     We rely on third parties to conduct our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.*
     We do not have the ability to independently conduct clinical trials for our product candidates, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators, collaborative partners and contract laboratories, to conduct our clinical trials. We have, in the ordinary course of business, entered into agreements with these third parties. Nonetheless, with the exception of XP21510 in the United States and XP13512 outside the United States for RLS and all other indications around the world, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. For example, we need to prepare, and ensure our compliance with, various procedures required under good clinical practices, even though third-party contract research organizations have prepared and are complying with their own, comparable procedures. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates. For example, one of our third-party contract research organizations was acquired by another company, and if such acquisition delays or prevents them from successfully carrying out their contractual duties to us, there could be a delay in commencing or completing clinical trials for our product candidates that could delay commercialization of our product candidates.

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
     As of October 15, 2007, we held 28 U.S. patents and had 86 patent applications pending before the U.S. Patent and Trademark Office, or PTO. For some of our inventions, corresponding non-U.S. patent protection is pending. Of the 28 U.S. patents that we hold, 20 patents are compound- and composition-related, having expiration dates from 2021 to 2026; three patents are synthesis-method related, having expiration dates from 2022 to 2025; one patent is proteomics methodology-related having an expiration date in 2022; and four patents are screening methodology-related, having expiration dates from 2022 to 2025. Subject to possible patent term extension, the entitlement for which and the term of which we cannot predict, patent protection in the United States covering XP13512, our product candidate that is a Transported Prodrug of gabapentin, will expire no earlier than 2023. We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to XP13512, the composition-of-matter patents relating to gabapentin have expired. For XP19986, our product candidate that is a Transported Prodrug of R-baclofen, one U.S. composition-of-matter patent has issued that will expire no earlier than 2025 and two synthesis method/chemical intermediate U.S. patents have issued that will expire no earlier than 2025. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.
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

Under the terms of our collaboration with GSK, we will transition the manufacturing of XP13512 to GSK, and GSK will be solely responsible for the manufacture of XP13512 to support its development and commercialization within its licensed territory. However, we will continue to be responsible for providing Astellas both clinical and commercial supplies of XP13512. Thus, we expect to continue to rely on a small number of third-party manufacturers to meet our clinical requirements of XP13512 during the GSK transition period, to meet our clinical and commercial supply obligations to Astellas for XP13512 and to meet our preclinical and clinical requirements of our other potential products and for any related commercial needs. We do not have commercial supply agreements with any of these third parties, and our agreements with these parties are generally terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform under our agreements or enter into new agreements, we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our product candidates in a timely manner from these third parties could delay clinical trials and prevent us or our partners from developing and commercializing our product candidates in a cost-effective manner or on a timely basis. We purchase substantial amounts of gabapentin, which is used to make XP13512, from Teva Pharmaceutical Industries, Ltd. pursuant to purchase orders issued from time to time. Teva’s sale of gabapentin is the subject of ongoing litigation brought by Pfizer Inc alleging infringement of a patent held by Pfizer. In September 2007, the Court of Appeals for the Federal Circuit overturned a July 2006 Federal District Court ruling in favor of the generic gabapentin makers, including Teva, and the suit has been remanded to the District Court to continue with the trial. In the event that Teva decides not to sell gabapentin to us, or decides to sell gabapentin to us at a price that is not commercially attractive, or, as a result of this litigation, ceases producing gabapentin, we would not be able to manufacture XP13512 until a qualified alternative supplier is identified. This could delay the development of, and impair our or our collaborative partners’ ability to commercialize, this product candidate.
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
     We currently rely on Xcelience, LLC as our single source supplier for XP19986 formulated in sustained-release tablets for clinical trials at specified transfer prices under quotations agreed upon by the parties as a part of a master services agreement. In the event that Xcelience terminates the agreement under specified circumstances, we would not be able to manufacture XP19986 sustained-release tablets until a qualified alternative supplier is identified. This could delay the development of, and impair our ability to commercialize, XP19986.

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
     Safety issues with the parent drugs or other components of our product candidates, or with approved products of third parties that are similar to our product candidates, could give rise to delays in the regulatory approval process, restrictions on labeling or product withdrawal.*
     Discovery of previously unknown problems with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. The FDA approved gabapentin, the parent drug for our XP13512 product candidate, in 1993, and, to date, it has been used in at least 12 million patients. Baclofen, the R-isomer of which is the parent drug for our XP19986 product candidate, has been used since 1977. The FDA has not approved the R-isomer of baclofen for use in humans. The FDA approved levadopa, or L-Dopa, the parent drug for our XP21279, in 1967. The FDA has not approved oral tranexamic acid, which is the parent drug for our XP21510 product candidate, although it has been used in European countries and other countries for many years. Although gabapentin, baclofen, L-Dopa and tranexamic acid have been used successfully in patients for many years, newly observed toxicities, or worsening of known toxicities, in patients receiving gabapentin, baclofen, L-Dopa or tranexamic acid could result in increased regulatory scrutiny of XP13512, XP19986, XP21279 and XP21510, respectively.
     Our product candidates are engineered to be broken down by the body’s natural metabolic processes and to release the parent drug and other metabolic substances. While these breakdown products are generally regarded as safe, it is possible that there could be unexpected toxicity associated with these breakdown products that will cause any or all of XP13512, XP19986, XP21279 and XP21510 to be poorly tolerated by, or toxic to, humans. Any unexpected toxicity of, or suboptimal tolerance to, our Transported Prodrugs would delay or prevent commercialization of these product candidates.
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
     If we are unable to establish sales and marketing capabilities or enter into additional agreements with third parties to market and sell our product candidates, we may be unable to generate product revenues.*
     We do not have a sales and marketing organization and have no experience in the sales, marketing and distribution of pharmaceutical products. There are risks involved with establishing our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. Developing an internal sales force is expensive and time-consuming. On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, as we have for XP13512 and XP21510 in the United States, our product revenues will be lower than if we market and sell any products that we develop ourselves.

     Under the terms of our collaboration with GSK, we are entitled to a percentage of sales of XP13512 in the GSK territory for a specified period of time, unless we elect the option to co-promote XP13512 in the United States. In the event that we elect the co-promotion option for XP13512, we would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States, as well as payments on details we perform on Requip CR and Requip XL 24-Hour, GSK’s development-stage product candidates for RLS and Parkinson’s disease, respectively, in the United States. Subject to approval from the FDA of an NDA for XP13512, we would co-promote XP13512 in the United States to those same prescribers. If we elect the co-promotion option for XP13512, we plan to establish our own specialty sales force to sell, market and distribute our products. Under the terms of our collaboration with Xanodyne, we are entitled to a percentage of sales of XP21510 in the United States for a specified period of time.
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
     We estimate that we have at least five competitors in the neuropathic pain and RLS therapeutic areas, including GSK, Eli Lilly and Company and Pfizer. Competition for XP13512 could include: approved drugs that act on the same target as XP13512, such as pregabalin, Neurontin and generic gabapentin; anti-Parkinson’s disease products and product candidates, such as ropinirole from GSK, which is approved for the treatment of moderate-to-severe RLS, pramipexole from Boehringer Ingelheim GmbH, which is approved for the treatment of moderate-to-severe RLS and the rotigotine patch from Schwarz Pharma AG (member of the UCB group), which has recently announced Phase 3 data for the treatment of moderate-to-severe RLS; and serotonin norepinephrine inhibitors, such as duloxetine from Eli Lilly, which is approved for the management of painful diabetic neuropathy. We are aware that generic gabapentin is marketed by Alpharma Inc., Pfizer, Teva and IVAX Corp, among others, and that it is prescribed off-label to treat a variety of conditions. We estimate that XP19986 could have several generic drug competitors in the spasticity area. There are several drugs approved for the treatment of spasticity, such as racemic baclofen, diazepam, dantrolene sodium and tizanidine, and many therapies in development, such as Fampridine-SR from Acorda Therapeutics, Inc. and Tolperisone from Avigen, Inc., that could compete with XP19986. We estimate that we have at least three competitors in the GERD therapeutic area, including AstraZeneca, Wyeth and TAP Pharmaceutical Products Inc. Competition for XP21279 could include approved drugs that act on the same target as XP21279, such as Sinemet from Novartis Group or Stalevo from Bristol-Myers Squibb Company, as well as generic L-Dopa. In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.
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

     If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates. *
     Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians. If we are not able to retain Drs. Ronald Barrett, Kenneth Cundy, Mark Gallop and David Savello, we may not be able to successfully develop or commercialize our product candidates. Competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms. In addition, none of our employees have employment commitments for any fixed period of time and could leave our employment at will. We do not carry “key person” insurance covering members of senior management or key scientific personnel. If we fail to identify, attract and retain qualified personnel, we may be unable to continue our development and commercialization activities.
     We will need to hire additional employees in order to commercialize our product candidates. Any inability to manage future growth could harm our ability to commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.*
     In order to commercialize our product candidates, we will need to expand the number of our managerial, operational, financial and other employees. We currently anticipate that we will need at least 250 additional employees by the time that XP13512 or XP19986 is initially commercialized, including at least 80 sales representatives. Because the projected timeframe of hiring these additional employees depends on the development status of our product candidates and because of the numerous risks and uncertainties associated with drug development, we are unable to project when we will hire these additional employees. The competition for qualified personnel in the pharmaceutical and biotechnology field is intense, and we may experience difficulties in recruiting, hiring and retaining qualified individuals.
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

     If we use biological and hazardous materials in a manner that causes contamination or injury or violates laws, we may be liable for damages.
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
Risks Related to Ownership of our Common Stock
     Our stock price is volatile, and purchasers of our common stock could incur substantial losses.*
     The market prices for securities of biopharmaceutical companies in general have been highly volatile. The market price of our common stock may be influenced by many factors, including:
•	adverse results or delays in our clinical trials;

•	the timing of achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the receipt of regulatory approval or the establishment of commercial partnerships for one or more of our product candidates;

•	announcement of FDA approvability, approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates, our clinical trials or our sales and marketing activities;

•	the commercial success of any of our products approved by the FDA or its foreign counterparts;

•	changes in our collaborators’ business strategies;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including infringement lawsuits;

•	announcements of technological innovations or new products by us or our competitors;

•	market conditions for the biotechnology or pharmaceutical industries in general;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	restatements of our financial results and/or material weaknesses in our internal controls; and

•	the loss of any of our key scientific or management personnel.
     The stock markets in general, and the markets for biotechnology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations, divert management’s attention and resources and possibly delay our clinical trials or commercialization efforts.
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
     Fluctuations in our operating results could cause our stock price to decline.*
     The following factors are likely to result in fluctuations of our operating results from quarter to quarter and year to year:
•	adverse results or delays in our clinical trials;

•	the timing and achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the receipt of regulatory approval or the establishment of a commercial partnership for one or more of our product candidates;

•	announcement of FDA approvability, approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates, our clinical trials or our sales and marketing activities;

•	the commercial success of any of our products approved by the FDA or its foreign counterparts;

•	changes in our collaborators’ business strategies;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including infringement lawsuits; and

•	announcements of technological innovations or new products by us or our competitors.
     Due to these fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good indication of our future performance. For example, due to the recognition of revenues from up-front and milestone payments from our collaborations with GSK and Astellas, we were profitable in the three-month periods ended June 30 and September 30, 2007 and may have profitable quarters from time to time. However, while recognition of these revenues may result in a profitable year for 2007, we continue to expect to incur losses for the next several years. In any particular financial period, the actual or anticipated fluctuations could be below the expectations of securities analysts or investors and our stock price could decline.
     Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*
     As of October 15, 2007, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 33.7% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.
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

     If there are large sales of our common stock, the market price of our common stock could drop substantially.*
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of October 15, 2007, we had 24,991,460 outstanding shares of common stock. Of these shares, up to 15,341,035 shares of common stock are tradable under Rule 144 or Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, subject in some cases to various vesting agreements, volume limitations and holding periods, and the remainder of the shares have been registered under the Securities Act and are freely tradable. In addition, 1,457,545 shares are held by our directors and executive officers and their affiliates and will be subject to volume, manner of sale and other limitations under Rule 144 under the Securities Act and various vesting agreements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     On August 22, 2007, pursuant to the net exercise of a warrant, we issued 2,685 shares of our common stock to Alexandria Real Estate Equities Inc. based on a purchase price of $15.00 per share. This sale and issuance of the common stock was exempt from registration pursuant to the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder as a transaction not involving any public offering. We believe that the issuance is exempt from the registration requirements of the Securities Act on the basis that: (a) the purchaser of the securities represented that it was an accredited investor as defined under the Securities Act; (b) there was no general solicitation; and (c) the purchaser of the securities represented that it was purchasing such shares for its own account and not with a view towards distribution. Appropriate legends were affixed to the stock certificates issued in such transaction stating that the shares are not registered under the Securities Act and, therefore, cannot be resold unless they are registered under the Securities Act or unless an exemption to registration is available.
Issuer Purchases of Equity Securities
     In the three months ended September 30, 2007, we issued 950 shares of restricted stock units, of which 382 shares were withheld for taxes and 10,000 options were exercised with 2,587 shares withheld to cover exercise prices.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
     In October 2007, the compensation committee of our board of directors determined that it would be in the best interests of the company and our stockholders to adopt a new form of change of control agreement with certain of our officers and amend and restate our employment agreement with William J. Rieflin and recommend to the board of directors for approval a new form of change of control agreement with certain of our executive officers, in each case to make such agreements compliant with Section 409A of the Internal Revenue Code of 1986, as amended, and the final regulations issued thereunder, and to provide certain limited excise tax reimbursement provisions in the case of executive officers. In November 2007, our board of directors approved the change of control agreements to be entered into with certain of our executive officers. The form of change of control agreement with certain of our officers is attached hereto as Exhibit 10.13; the change of control agreements with our executive officers are attached hereto as Exhibits 10.14, 10.15, 10.17, 10.31, 10.32 and 10.33; and the amended and restated employment agreement is attached hereto as Exhibit 10.18.
Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.1	Specimen Common Stock Certificate (3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company (4)

4.3	Form of Rights Certificate (5)

10.13	Form of Change of Control Agreement between the Company and certain of its officers, dated November 7, 2007

10.14	Change of Control Agreement between the Company and Ronald W. Barrett, dated November 7, 2007

10.15	Change of Control Agreement between the Company and William J. Rieflin, dated November 7, 2007

10.17	Change of Control Agreement between the Company and William G. Harris, dated November 7, 2007

10.18	Amended and Restated Employment Agreement between the Company and William J. Rieflin, dated November 7, 2007

10.31	Change of Control Agreement between the Company and Kenneth C. Cundy, dated November 7, 2007

10.32	Change of Control Agreement between the Company and Mark A. Gallop, dated November 7, 2007

10.33	Change of Control Agreement between the Company and David R. Savello, dated November 7, 2007

10.34 †	Licensing Agreement, dated as of October 12, 2007, between the Company and Xanodyne Pharmaceuticals, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)

†	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Filed as Exhibit 3.1 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Filed as Exhibit 4.1 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(6)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc.
(Registrant)

/s/ Ronald W. Barrett

November 9, 2007	Ronald W. Barrett
Chief Executive Officer and Director

/s/ William G. Harris

William G. Harris
November 9, 2007	Senior Vice President of Finance and
Chief Financial Officer
(principal financial and accounting officer)

/s/ Martyn J. Webster

Martyn J. Webster
November 9, 2007	Vice President of Finance

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.1	Specimen Common Stock Certificate (3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company (4)

4.3	Form of Rights Certificate (5)

10.13	Form of Change of Control Agreement between the Company and certain of its officers, dated November 7, 2007

10.14	Change of Control Agreement between the Company and Ronald W. Barrett, dated November 7, 2007

10.15	Change of Control Agreement between the Company and William J. Rieflin, dated November 7, 2007

10.17	Change of Control Agreement between the Company and William G. Harris, dated November 7, 2007

10.18	Amended and Restated Employment Agreement between the Company and William J. Rieflin, dated November 7, 2007

10.31	Change of Control Agreement between the Company and Kenneth C. Cundy, dated November 7, 2007

10.32	Change of Control Agreement between the Company and Mark A. Gallop, dated November 7, 2007

10.33	Change of Control Agreement between the Company and David R. Savello, dated November 7, 2007

10.34 †	Licensing Agreement, dated as of October 12, 2007, between the Company and Xanodyne Pharmaceuticals, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (6)

†	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Filed as Exhibit 3.1 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Filed as Exhibit 4.1 to our current report of Form 8-K, filed with the SEC on December 16, 2005, and incorporated herein by reference.

(6)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.