Form 10-K
period 2007-12-31
XENOPORT INC
filed 2008-02-22
CIK 1130591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-51329

XenoPort, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3330837
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3410 Central Expressway, Santa Clara, California (Address of principal executive offices)	95051 (Zip Code)

(408) 616-7200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $0.001 per share	The NASDAQ Stock Market LLC
Preferred share purchase rights

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 29, 2007 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $722.4 million based on the closing sale price as reported on The NASDAQ Global Market for such date. Excludes an aggregate of 8,683,055 shares of the registrant’s common stock held by officers, directors and affiliated stockholders. For purposes of determining whether a stockholder was an affiliate of the registrant at June 29, 2007, the registrant assumed that a stockholder was an affiliate of the registrant at June 29, 2007 if such stockholder (i) beneficially owned 10% or more of the registrant’s common stock and/or (ii) was affiliated with an executive officer or director of the registrant at June 29, 2007. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2008

Common stock, par value $0.001 per share	25,087,907 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 8, 2008 (Proxy Statement) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference
Part III, Items 10-14

XENOPORT, INC.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections or earnings. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I.

Item 1.	Business.

Overview

We are a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of drugs. We intend to focus our development and commercialization efforts on potential treatments of central nervous system, or CNS, disorders. Our most advanced product candidate, XP13512, is currently being evaluated for the treatment of restless legs syndrome, or RLS, in a Phase 3 clinical program in the United States and has also successfully completed a Phase 2a clinical trial for the management of post-herpetic neuralgia, or PHN, in the United States. One of our partners, Astellas Pharma Inc., is evaluating this product candidate in two separate Phase 2 clinical trials in Japan for the treatment of painful diabetic neuropathy, or PDN, and RLS. Another of our partners, Glaxo Group Limited, or GSK, plans to evaluate XP13512 for PHN, PDN and migraine prophylaxis. We are evaluating our second product candidate, XP19986, for the potential treatment of gastroesophageal reflux disease, or GERD, and for the potential treatment of spasticity in separate Phase 2 clinical trials. We initiated a Phase 1 clinical trial of our third product candidate, XP21279, that we plan to evaluate as a potential treatment for Parkinson’s disease.

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

We plan to enter into agreements with pharmaceutical companies: (1) when access to a primary care physician sales force is necessary to maximize the commercial potential of our product candidates in the United States; (2) for the development and commercialization of our product candidates outside the United States; or (3) to develop and commercialize product candidates that fall outside our primary CNS focus. To date, we have entered into two separate agreements for the development and commercialization of XP13512. In December 2005, we entered into an agreement in which we licensed to Astellas exclusive rights to develop and commercialize XP13512 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (collectively referred to as the Astellas territory). In February 2007, we announced an exclusive collaboration with GSK to develop and commercialize XP13512 in all countries of the world other than the Astellas territory. In October 2007, we announced an exclusive license agreement with Xanodyne Pharmaceuticals, Inc. in which we licensed to Xanodyne exclusive rights to develop and commercialize another of our product candidates, XP21510, in the United States for the potential treatment of women diagnosed with menorrhagia, or heavy menstrual bleeding.

Our current portfolio of proprietary product candidates includes the following:

•	XP13512 for RLS. XP13512 is a Transported Prodrug of gabapentin. XP13512 is currently being evaluated for the treatment of RLS in a Phase 3 clinical program in the United States and in a Phase 2 clinical trial in Japan. RLS is characterized by an irresistible urge to move one’s legs, usually accompanied by unpleasant sensations or pain in the legs. We have announced top-line data from two RLS Phase 3 clinical trials that demonstrated statistically significant improvements compared to placebo on the primary endpoints of these trials and that XP13512 was generally well tolerated.

•	XP13512 for Neuropathic Pain. We have also shown in a Phase 2a clinical trial that XP13512 is effective for the management of PHN, a chronic type of neuropathic pain that can follow the resolution of shingles. XP13512 is being studied by our partner, Astellas, in a Phase 2 clinical trial in Japan for the treatment of PDN, a chronic type of neuropathic pain that results from diabetes. Our partner, GSK, has announced that it intends to initiate in the first quarter of this year a neuropathic pain program that will include two Phase 2 clinical trials designed to show the safety and efficacy of XP13512 in the management of PHN, as well as a Phase 2 clinical trial designed to show the safety and efficacy of XP13512 in the treatment of PDN.

•	XP13512 for Migraine Prophylaxis. Migraine is a neurological disorder characterized by recurrent headache attacks that are usually accompanied by various combinations of symptoms, including nausea and vomiting, as well as distorted vision and sensitivity to light and sound. Migraine prophylaxis is designed to reduce the frequency and severity of migraine attacks. GSK has announced plans to initiate in the second half of this year parallel, pivotal Phase 3 clinical trials designed to show the safety and efficacy of XP13512 in preventing migraines in patients, along with a long-term clinical trial designed to establish safety in this patient population, following agreement with the U.S. Food and Drug Administration, or FDA.

•	XP19986 for GERD. XP19986 is a Transported Prodrug of R-baclofen that we are developing for the treatment of GERD, which is a digestive system disorder caused primarily by transient relaxations of the lower esophageal sphincter, which is a combination of muscles that controls the junction between the esophagus and the stomach. GERD is characterized by the frequent, undesirable passage of stomach contents into the esophagus that results in discomfort and potential damage to the lining of the esophagus. We have successfully completed a Phase 2a clinical trial indicating that single doses of XP19986 were well tolerated and produced statistically significant reductions in the number of reflux episodes in patients with GERD. We initiated a second Phase 2 clinical trial of XP19986 in patients with GERD in the fourth quarter of 2007.

•	XP19986 for Spasticity. XP19986 is also a potential treatment for spasticity, a condition in which certain muscles are continuously contracted, causing stiffness or tightness of muscles that interferes with movement or speech. Racemic baclofen, which contains both R-baclofen and S-baclofen, is currently approved in the United States for the treatment of spasticity resulting from multiple sclerosis, spinal cord injury and other spinal cord diseases. We believe that spasticity patients may benefit from XP19986 due to less frequent dosing and a more desirable pharmacokinetic profile than racemic baclofen. We initiated a Phase 2 clinical trial of XP19986 in spinal cord injury patients with spasticity in the fourth quarter of 2007.

•	XP21279 for Parkinson’s Disease. XP21279 is a Transported Prodrug of levodopa, or L-Dopa, that we are developing for the treatment of Parkinson’s disease, a neurological disorder of the elderly, characterized by tremor, rigidity and loss of reflexes. We initiated a Phase 1 clinical trial to evaluate the safety and pharmacokinetics of XP21279 in the fourth quarter of 2007.

•	XP20925 for Migraine. XP20925 is a Transported Prodrug of propofol that is in preclinical development for the treatment of migraine. We have commenced preclinical development activities to support the filing of an investigational new drug application, or IND, for XP20925.

•	XP21510 for the Treatment of Women with Menorrhagia. XP21510 is a Transported Prodrug of tranexamic acid. Tranexamic acid is a man-made derivative of the naturally occurring amino acid lysine and works to inhibit, on a molecular basis, the break down of blood clots. It is approved in many countries in Europe and Asia for the treatment of women with menorrhagia, or heavy menstrual bleeding. In October 2007, we announced an exclusive license agreement for the development and commercialization of XP21510 by Xanodyne in the United States.

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

The conventional approach to designing new oral drugs is to rely on the drug’s ability to passively diffuse through the intestinal wall to enter the bloodstream and reach the targeted tissue. However, this can be a difficult task, since the chemical and physical properties that allow a drug to bind to its cellular target and cause the intended therapeutic effect frequently impair the drug’s ability to passively diffuse through the wall of the intestines. If the medical need is high, drugs with poor absorption from the GI tract are still developed and marketed, but with suboptimal therapeutic benefit. In some cases, drugs that are poorly absorbed from the GI tract are marketed as injected medicines, which is inconvenient for patients. Another problem frequently encountered by drug designers occurs when a drug is well absorbed from the intestines but does not last in the bloodstream for a sufficient period of time to maintain a therapeutic benefit. In this situation, frequent oral dosing is required, which is inconvenient for patients and can lead to poor compliance. In addition, drugs requiring frequent dosing often exhibit unwanted side effects when the drug is present in high concentration and then ineffectiveness when the concentration of the drug is insufficient. Sustained-release formulations that deliver medicine slowly as a pill travels through the entire GI tract can sometimes improve the utility of drugs that exhibit suboptimal therapeutic properties. However, drugs absorbed only in the upper GI tract do not benefit from sustained-release formulations.

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

Our scientists identify specific, high-capacity nutrient transporter proteins in the intestines and chemically modify the structure of the parent drug to create a Transported Prodrug that utilizes these transporters to gain efficient absorption into the bloodstream through active transport. Our Transported Prodrugs are engineered to split apart, releasing the parent drug and natural substances that generally have well-studied, favorable safety characteristics. In some cases, our product candidates target transporter proteins that are present throughout the entire GI tract, including the colon, so they can be formulated using sustained-release technology and thereby maintain effective blood concentrations for an extended period after dosing. As a result of their improved oral absorption, our product candidates may have improved therapeutic benefits compared to the parent drugs, such as superior clinical efficacy, reduced side effects and less frequent dosing, which result in improved patient convenience and compliance.

Our Product Candidates

The following table summarizes our first five product candidates:

XenoPort Product
Candidate	Commercialization Rights	Target Indications	Development Status

XP13512	XenoPort: U.S. co-promotion option with GSK	• Restless legs syndrome • Post-herpetic neuralgia	• U.S. Phase 3 clinical program ongoing • Phase 2a successfully completed
Partner Designation:
ASP8825	Astellas: six Asian countries	• Restless legs syndrome	• Japan Phase 2 clinical trial ongoing
		• Painful diabetic neuropathy	• Japan Phase 2 clinical trial ongoing
GSK1838262	GSK: worldwide, excluding the Astellas territory	• Restless legs syndrome	• Polysomnography trials planned for the second half of 2008
		• Migraine prophylaxis	• Phase 3 clinical trials planned for the second half of 2008, pending FDA agreement
		• Painful diabetic neuropathy	• Phase 2 clinical trial planned for the first quarter of 2008
		• Post-herpetic neuralgia	• Phase 2 clinical trial planned for the first quarter of 2008
XP19986	Retained by XenoPort	• Gastroesophageal reflux disease	• Second Phase 2 clinical trial ongoing
		• Spasticity	• Phase 2 clinical trial ongoing
XP21279	Retained by XenoPort	• Parkinson’s disease	• Phase 1 clinical trial ongoing
XP20925	Retained by XenoPort	• Migraine	• Preclinical
XP21510	XenoPort: worldwide, excluding the U.S.	• Menorrhagia	• Preclinical
Xanodyne: U.S.

XP13512 — A Transported Prodrug of Gabapentin

Our most advanced product candidate, XP13512, is currently being developed for the treatment of RLS and neuropathic pain. Our partner, GSK, also plans to develop XP13512 for migraine prophylaxis. We hold composition-of-matter patents and methods of synthesis patents on XP13512 in the United States and composition-of-matter, formulation and methods of use patents on XP13512 outside of the United States. We also hold pending patent applications in the United States and outside the United States that are directed to composition of matter, formulations and methods of synthesis and use of XP13512.

Parent Drug Background

XP13512 is metabolized by the body to release gabapentin, a drug that has been sold by Pfizer Inc as Neurontin since 1993 and is currently sold as a generic drug by a number of companies. Gabapentin is approved for marketing in the United States as adjunctive therapy in the treatment of partial seizures in patients with epilepsy and for the management of PHN. In addition, based on a variety of medical studies showing its safety and efficacy, gabapentin is prescribed by physicians, off-label, to treat a wide range of psychiatric, neurological and pain conditions, including RLS and other forms of neuropathic pain besides PHN. Gabapentin has a side effect profile that is considered very favorable, with dizziness and somnolence, or drowsiness, as the most commonly reported side effects. Neurontin achieved peak sales of approximately $2.7 billion worldwide in 2004, before the launch in the United States of generic gabapentin in October 2004. According to the IMS Health NPA Plus Report, in the United States, annual prescriptions for gabapentin totaled approximately 20 million in 2007.

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

Phase 1 Clinical Trials

We have completed multiple safety, tolerability and pharmacokinetic Phase 1 clinical trials of XP13512. The results of all of these Phase 1 clinical trials indicated that XP13512 was generally well tolerated at all doses. Reported adverse events were consistent with those reported previously for gabapentin. In addition, these clinical trials indicated that XP13512 was rapidly absorbed and converted to gabapentin. Exposure to the intact Transported Prodrug was low and transient compared to the level of gabapentin produced at all dose levels.

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

Current Treatments.  Current treatments of RLS include dopamine agonists, opioids, benzodiazepines and anticonvulsants, such as gabapentin. In May 2005, GSK received approval from the FDA to market the dopamine agonist ropinirole, known as Requip, for the treatment of moderate-to-severe RLS. In addition, in November 2006, Boehringer Ingelheim GmbH received approval from the FDA to market pramipexole, known as Mirapex, for the treatment of moderate-to-severe RLS. In April 2006, both ropinirole and pramipexole were approved in the European Union by the European Commission for the treatment of moderate-to-severe RLS.

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

Phase 2b Clinical Trial Results.  We have completed a Phase 2b clinical trial of XP13512 as a treatment for RLS. The trial included 95 patients diagnosed with RLS using the International RLS Study Group diagnostic criteria at 14 clinical sites in the United States. The objective of this Phase 2b clinical trial was to assess the safety and efficacy of lower doses of XP13512 given once daily. The trial was a randomized, double-blind, placebo-controlled clinical trial designed to test 600 mg and 1200 mg of XP13512 versus placebo administered once per day at evening meal for 14 days. The primary endpoint of the clinical trial was the change in the IRLS rating scale score from baseline to the end of the treatment period. A number of secondary endpoints were also examined, including Patient and Investigator Clinical Global Impression of Improvement, or CGI-I, scales, which are recognized measures of patient and physician assessments of clinical change, subjective measures of sleep and symptom severity throughout the day, assessed with a 24-hour diary.

The Phase 2b clinical trial demonstrated that treatment with 1200 mg of XP13512 was associated with a highly statistically significant improvement in the IRLS rating scale score at the end of 14 days of treatment (mean change from baseline: -16.1 for 1200 mg of XP13512; -8.9 for placebo; p<0.0001). A statistically significant improvement in the IRLS rating scale score was also seen after one week of treatment with 1200 mg of XP13512. Treatment with 1200 mg of XP13512 resulted in a statistically significant improvement in both Patient and Investigator CGI-I scales (both p<0.0001 compared to placebo), which were used to assess overall patient improvements. Based on Investigator CGI-I, 81% of the patients who received 1200 mg of XP13512 were “much improved” or “very much improved,” as compared to 48% of patients who received placebo. Treatment with 1200 mg of XP13512 was associated with statistically significant improvements in a number of subjective measures of sleep, including overall quality of sleep, the number of awakenings per night due to RLS symptoms and the number of hours awake per night due to RLS symptoms (all p<0.005 compared to placebo). Finally, treatment with 1200 mg of XP13512, compared to placebo, was associated with a statistically significant reduction in the severity of RLS symptoms in the evening (8:00 p.m. to midnight) as measured using a 24-hour RLS symptom diary on the final day of treatment (p=0.01 compared to placebo). Clinical effects measured by the above endpoints in patients treated with 600 mg of XP13512 were not statistically different from patients treated with placebo.

XP13512 was generally well tolerated. There were no serious adverse events. The most common side effects were somnolence (15% placebo, 14% 600 mg of XP13512 and 36% 1200 mg of XP13512) and dizziness (3% placebo, 14% 600 mg of XP13512 and 18% 1200 mg of XP13512). Similar side effects have been reported previously for gabapentin.

Phase 3 Clinical Program and Planned Regulatory Filing.  Based on the results of our Phase 2 clinical trials, we are currently evaluating XP13512 in a Phase 3 clinical program for the treatment of RLS. The Phase 3 clinical program encompasses multiple U.S. trials, including one 12-week, randomized, double-blind, placebo-controlled trial, XP052, designed to evaluate the safety and efficacy of 1200 mg of XP13512 versus placebo administered once a day at approximately 5:00 p.m., and a second 12-week randomized, double-blind, placebo-controlled trial, XP053, designed to evaluate the safety and efficacy of 600 mg or 1200 mg of XP13512 versus placebo administered once a day at approximately 5:00 p.m. The co-primary outcome measures for these trials are defined to be the change from baseline in the IRLS rating scale score and the Investigator CGI-I scale at the end of treatment. Secondary endpoints for both trials include onset of efficacy and subjective sleep, pain, mood and quality of life assessments.

The XP052 trial, which commenced in March 2006, enrolled 222 patients at 23 sites who were diagnosed with moderate-to-severe primary RLS. In April 2007, we reported top-line results that demonstrated that treatment with 1200 mg of XP13512 was associated with a statistically significant improvement in the co-primary endpoints compared to placebo. Improvements in the IRLS rating scale were significantly greater for XP13512 than for placebo (−13.2 vs. −8.8; p=0.0002). At the end of treatment, significantly more patients treated with XP13512 were reported as “much improved” or “very much improved” on the Investigator CGI-I scale compared to those treated with placebo (76% vs. 39%; p < 0.0001). During treatment over the 12-week period, the most commonly reported adverse events for XP13512 versus placebo were somnolence (27% XP13512; 7% placebo) and dizziness (20% XP13512; 5% placebo). There were no reported serious adverse events in XP13512-treated patients.

The XP053 trial was initiated in August 2006, and we concluded enrollment in August 2007. We expect to announce the results of this clinical trial in the first quarter of this year.

In addition to these two 12-week trials, the Phase 3 program also includes a clinical trial, XP060, to assess the long-term efficacy of XP13512. The trial, which commenced in May 2006, was designed to evaluate the potential of XP13512 to maintain efficacy over the course of nine months in patients with RLS. The multi-center, double-blind, randomized, placebo-controlled, parallel-group clinical trial enrolled 327 patients diagnosed with moderate-to-severe primary RLS. All patients were administered 1200 mg of XP13512, taken at approximately 5:00 p.m., for 24 weeks. Patients were assessed to determine treatment response at the end of this single-blind phase, and responders then entered the 12-week, randomized, double-blind phase of the clinical trial. Patients randomized to the placebo group received 600 mg of XP13512 for two weeks and then received placebo for an additional ten weeks. Patients randomized to the XP13512 treatment group continued to receive 1200 mg of XP13512 for the entire 12-week, double-blind period. In January 2008, we reported top-line results that showed that XP13512 was generally well-tolerated during the treatment period and that there was a statistically significant difference between the percentage of patients treated with XP13512 and placebo who met a pre-specified relapse criteria during the randomized phase of the study. Two hundred twenty one patients completed the 24-week, single-blind portion of the clinical trial, of which 194 (88%) met the responder criteria and were randomized to double-blind treatment. Analysis of the primary endpoint indicated that treatment with XP13512 resulted in a statistically significant lower proportion of relapses compared to placebo during the double-blind treatment period (23% placebo compared to 9% XP13512; p= 0.0158).

The most commonly reported adverse events during the single-blind phase of the clinical trial were somnolence (30%) and dizziness (22%), which were generally mild or moderate in intensity and transient in nature. The incidence of somnolence and dizziness in XP13512-treated patients during the double-blind portion of the trial were 3% and 2%, respectively. During the trial, there was one death that was determined to be unrelated to XP13512 treatment. There were five other serious adverse events, only one of which was judged as possibly related to XP13512 treatment.

Clinical Development of XP13512 in Restless Legs Syndrome.  We are also collecting information that is typically required for submission of a new drug application, or NDA, to the FDA, including an examination of the exposure/response relationship, pharmacokinetics in a special population, drug/drug interactions, cognition, driving proficiency and cardiovascular safety. In addition, we are conducting an extension study that includes patients from the two 12-week clinical trials to enable assessment of the safety of XP13512 treatment extending up to 12 months. Data from this trial will also be included in the NDA filing. The results of the Phase 3 clinical trials, combined with the results from other XP13512 clinical trials in RLS patients, are intended to meet the International Committee for Harmonization, or ICH, guidelines for safety assessment.

Following our clinical development, and provided that we obtain positive clinical trial results from the ongoing analysis, pursuant to the terms of our agreement, GSK will be responsible for filing an NDA with the FDA for XP13512 as a treatment for RLS, which is currently planned for the third quarter of 2008.

In addition, GSK has announced plans to initiate two polysomnography, or sleep laboratory measurement, studies of XP13512 in RLS patients in the second half of 2008 to explore further the potential benefits of XP13512 in sleep. Successful results of these trials could potentially lead to additional labeling of XP13512 for improved sleep in RLS patients.

In September 2007, Astellas initiated a 12-week randomized, double-blind, placebo-controlled Phase 2 clinical trial in RLS patients in Japan.

Neuropathic Pain

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

PDN is another form of neuropathic pain that is associated with a family of nerve disorders caused by diabetes. Over time, people with diabetes can have damage to nerves that leads to numbness and sometimes pain and weakness in the hands, arms, feet and legs.

Potential Market.  Decision Resources estimates that the prevalence of PHN during 2007 was 552,000 patients in the United States and six other major pharmaceutical markets, collectively. In May 2006, Merck & Co. received FDA approval for Zostavax, a live attenuated vaccine, to help prevent shingles. In October 2006, the U.S. Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices voted unanimously to recommend that adults 60 years of age and older be vaccinated with Zostavax for the prevention of shingles. While Zostavax is not a treatment for shingles or PHN, the availability of this vaccine could impact the future market for therapies for PHN.

According to the National Diabetes Clearing House, a service of The National Institute of Diabetes and Digestive and Kidney Diseases (NIDDK), approximately 20.8 million people, or 7% of the U.S. population, have diabetes. Diabetes is the leading cause of neuropathy in the Western world, and neuropathy is the most common complication and greatest source of morbidity and mortality in diabetes patients. Although not all diabetics with neuropathy have symptoms, an estimated 60% to 70% of people with diabetes have mild to severe forms of nervous system damage. Decision Resources estimates that the prevalence of PDN during 2007 was 6.8 million patients in the United States and six other major pharmaceutical markets, collectively.

Current Treatments.  Current classes of drugs used to treat patients with neuropathic pain include anticonvulsants, antidepressants and opioids, with anticonvulsants representing the largest share of the neuropathic pain market. Of the anticonvulsants, gabapentin is the market leader for the treatment of neuropathic pain. Local application of capsaicin and lidocaine is also used in selected patients. Neurontin was the first oral drug approved by the FDA for the management of PHN. In September 2005, Pfizer launched pregabalin for the treatment of epilepsy and of neuropathic pain associated with diabetic peripheral neuropathy and PHN. Pfizer is marketing pregabalin under the trade name Lyrica. Pfizer received European Commission approval in July 2004 to market Lyrica in European Union member states for the treatment of peripheral neuropathic pain and approval in September 2006 to market Lyrica in European Union member states for the treatment of central neuropathic pain. Eli Lilly and Company has also received approval from the FDA to market duloxetine, under the trade name Cymbalta, for the management of diabetic peripheral neuropathy.

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

This Phase 2a clinical trial demonstrated that treatment with XP13512 was associated with a statistically significant reduction in pain as measured by an 11-point numerical pain scale (p=0.032) compared to placebo. Statistically significant improvements in pain were also observed using a different pain scale. Additionally, compared to placebo, treatment with XP13512 was associated with a statistically significant reduction in sleep interference. The clinical benefit of XP13512 over placebo was also supported by observed statistically significant improvements in both Patient and Investigator CGI-I scales. XP13512 was well tolerated. The most common side effect of XP13512 was dizziness, which is an established side effect of gabapentin.

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

Clinical Development of XP13512 in Neuropathic Pain.  In July 2007, our partner, Astellas, initiated an eight-week, double-blind, placebo-controlled Phase 2 clinical trial of XP13512 (known by Astellas as ASP8825) in patients with PDN.

In December 2007, GSK announced that it intends to initiate in the first quarter of 2008 a neuropathic pain program that will include separate dose-ranging, Phase 2 clinical trials of XP13512 (known by GSK as GSK1838262) in PHN and PDN, as well as a Phase 2 clinical trial in PHN patients who have not responded to treatment with gabapentin.

Migraine Prophylaxis

Background on Migraine.  Migraine is a neurological disorder characterized by recurrent headache attacks that are usually accompanied by various combinations of symptoms, including nausea and vomiting, as well as distorted vision and sensitivity to light and sound.

Potential Market.  According to the American Migraine Prevalence and Prevention Study, migraine affects approximately 30 million individuals in the United States and approximately 40% of migraine sufferers could benefit from preventive therapies.

Current Treatments.  Current treatments for migraine include abortive therapies for individual migraine episodes and prophylactic therapies that are designed to prevent or reduce the number of migraine attacks. Abortive therapies include non-prescription analgesics, such as aspirin, ibuprofen and acetaminophen, and prescription drugs. According to Decision Resources, the most widely prescribed prescription drugs are triptans, and include sumatriptan (Imitrex) from GSK, rizatriptan (Maxalt) from Merck &Co./Eisai/Kyorin, zolmitriptan (Zomig) from AstraZeneca and eletriptan (Relpax) from Pfizer.

Migraine prophylaxis is designed to reduce the frequency and severity of migraine attacks, to make acute migraine attacks more responsive to abortive therapy and to improve the quality of life for patients. According to Decision Resources, the leading branded prescription treatments for migraine prophylaxis are topiramate (Topamax) from Johnson & Johnson and divalproex sodium (Depakote) from Abbott Laboratories.

Planned Development.  Our partner, GSK, has announced plans to enter Phase 3 clinical development of XP13512 for migraine prophylaxis in the second half of 2008, subject to agreement with the FDA.

Development and Commercialization Strategy

Due to the large markets for which we intend to seek regulatory approval for XP13512, the requirement of a primary care physician sales force to address these markets in the United States and our desire to focus our commercialization efforts in the United States, we have entered into agreements with pharmaceutical partners to maximize the potential commercial value of XP13512. In December 2005, we entered into a license agreement with Astellas for exclusive rights to develop and commercialize XP13512 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan, which we collectively refer to as the Astellas territory. Astellas made an up-front payment to us of $25.0 million, has paid additional milestones of $15.0 million and may make additional milestone payments to us of up to $45.0 million. We will receive royalties on any sales of XP13512 in the Astellas territory. Astellas may terminate the collaboration at its discretion. In such event, all XP13512 product rights would revert to us and we would be entitled to specified transition assistance from Astellas.

Additionally, in February 2007, we announced an exclusive collaboration with GSK to develop and commercialize XP13512 worldwide, excluding the Astellas territory. GSK made an up-front payment to us of $75.0 million, has paid additional milestones of $32.0 million and may make additional payments of up to $243.0 million upon the achievement of clinical and regulatory milestones and up to $290.0 million upon the achievement of specified sales levels. Under the terms of the agreement, GSK is responsible for all future development costs, with the exception of specified development costs that we will assume in connection with the development of XP13512 for RLS in the United States. We would be entitled to a percentage of sales of XP13512 in the GSK territory for a specified period of time, unless we elect the option to co-promote XP13512 in the United States. In the event that we elect the co-promotion option for XP13512, we would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States for so long as XP13512 is sold, as well as receive payments on details we perform in the United States on Requip XL, GSK’s development-stage product candidate for Parkinson’s disease. Upon approval from the FDA of the NDA for XP13512, we would co-promote XP13512 in the United States to those same prescribers. We have granted GSK an exclusive license to develop and market XP13512 in all markets outside the United States other than the Astellas territory. GSK has the right to terminate the agreement in its entirety for any reason at its discretion upon 60-days’ written notice to us prior to, and 120-days’ written notice to us following, the first commercial sale of XP13512. In such event, all XP13512 product rights would revert to us and we would be entitled to specified transition assistance from GSK. In the event of a termination by GSK after it has obtained marketing approval and has commercially launched XP13512 for neuropathic pain in certain identified countries, we will be obligated to pay to GSK royalties on sales of the product for at least ten years.

XP19986 — A Transported Prodrug of R-baclofen

We are developing our product candidate, XP19986, a Transported Prodrug of R-baclofen, for the treatment of patients with GERD and for the potential treatment of the symptoms of spasticity. We hold a composition-of-matter U.S. patent on XP19986 and have filed patent applications directed to the XP19986 methods of synthesis and use in the United States and other jurisdictions.

Parent Drug Background

Baclofen is thought to act selectively on the target that is known as the GABA(B) receptor. Baclofen is racemic, which means it is a mixture of R and S isomers. Only the R isomer is active at GABA(B) receptors. Baclofen, which is now sold as a generic drug in the United States, has been used since 1977 for the alleviation of the signs and symptoms of spasticity in patients with multiple sclerosis, stroke or cerebral palsy, as well as other pain and spasm conditions. According to the IMS National Prescription Audit Report, in 2007, there were approximately 3.7 million prescriptions written for baclofen in the United States. Published studies indicate that baclofen may also be effective in treating GERD. Although baclofen has acceptable oral absorption, its short duration in blood of three to four hours necessitates dosing at least three times per day. This dosing regimen produces substantial peaks and troughs in drug exposure, which may be the cause of side effects such as significant drowsiness, weakness and dizziness during peak drug levels and diminished efficacy during trough drug levels. However, due to its poor absorption in the colon, a less frequently dosed sustained-release formulation of baclofen that produces a more constant level of baclofen in the blood is not technically feasible. To address these deficiencies of oral baclofen, an implantable pump that delivers baclofen directly into the spinal cord fluid via a catheter has been developed. However, physicians typically reserve this invasive surgical procedure for those few patients who are not suitable for oral baclofen.

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

Phase 1 Clinical Trials

We have completed four Phase 1 clinical trials of XP19986 that included a total of 196 healthy volunteers.

•	In a two-stage safety, tolerability and pharmacokinetics trial in 60 healthy adult volunteers, we administered three different capsule formulations of XP19986. One of the formulations was an immediate-release formulation, while the other two formulations were intended to release XP19986 in a more sustained fashion. Results from this initial Phase 1 trial indicated that XP19986 was well tolerated under the tested conditions. Subjects reported few adverse events. All reported adverse effects were mild in nature and have been reported previously for racemic baclofen. One of these formulations produced a pharmacokinetic profile suitable for twice-a-day dosing and was selected for further studies.

•	In a safety, tolerability and pharmacokinetics trial of XP19986 in 59 healthy adult volunteers, a controlled-release capsule formulation of XP19986 taken orally was shown to produce dose-proportional blood levels of R-baclofen. XP199886 was well tolerated with few reports of drug-related adverse effects at doses below 80 mg. At the 80 mg dose level, subjects receiving XP19986 reported a number of central nervous system side effects that have been previously reported for baclofen, with somnolence being reported by three of eight subjects. There were no serious adverse events in the trial.

•	In a safety, tolerability and pharmacokinetics trial of novel formulations of XP19986 in 30 healthy adult volunteers, three different sustained-release tablet formulations of XP19986 were administered with or without food. One of these formulations produced sustained exposure to R-baclofen in blood, consistent with requirements for dosing once daily in the treatment of patients with GERD. A second formulation produced a profile that potentially would be suitable for twice-daily treatment of patients with spasticity. Results from this Phase 1 trial also indicated that XP19986 was well tolerated under the tested conditions. Subjects reported few adverse events. All reported adverse events were mild in nature and have been reported previously for racemic baclofen.

•	In a safety, tolerability and pharmacokinetics trial of a formulation of XP19986 previously identified as a once-daily sustained-release tablet formulation, 47 healthy adult volunteers in four separate cohorts were administered either XP19986 or placebo. Following an up-titration period, the first cohort received placebo or 30 mg once daily of XP19986 for seven days, followed by 30 mg twice daily for seven days and ending with a down-titration period. Subsequent cohorts received placebo or 60 mg and 90 mg once daily and twice daily following a similar protocol. The final group of subjects received placebo or 120 mg only once daily.

Subjects were monitored for adverse events, and blood and urine were sampled to determine pharmacokinetic profiles and bioavailability. The preliminary results of this trial demonstrated that repeated once daily dosing of XP19986 resulted in sustained levels of R-baclofen in blood over 24-hours, which reached steady-state within three days. Repeated twice-daily dosing reduced the steady-state peak-to-trough ratio of R-baclofen by approximately 50% compared to once-daily dosing. Exposure to R-baclofen and XP19986 increased linearly with dose. All reported adverse effects were consistent with those previously reported for racemic baclofen. In the 120 mg cohort, one subject experienced episodes of slurred speech and tremor, which are reported effects of baclofen. This subject received medical treatment, discontinued dosing and was reported as a serious adverse event.

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

Initial Target Indications

Gastroesophageal Reflux Disease

Background on GERD.  GERD is a digestive system disorder caused primarily by transient relaxations of the lower esophageal sphincter, which is a combination of muscles that controls the junction between the esophagus and the stomach. GERD is characterized by the frequent, undesirable passage of stomach contents into the esophagus that results in discomfort and potential damage to the lining of the esophagus.

Potential Market.  Approximately $10.0 billion is spent worldwide each year on GERD and heartburn medications, and approximately 6% of the global population experiences GERD symptoms daily.

Current Treatments.  Conventional treatment for GERD encompasses medications that suppress stomach acid, including proton pump inhibitors, or PPIs, such as Nexium, Prilosec and Prevacid, H2 receptor antagonists such as Tagamet, Pepcid and Zantac, as well as over-the-counter antacids. However, these treatments are not effective in all patients, and there is a subset of patients who suffer from reflux of stomach contents that are not acidic, such as bile, who do not respond to these acid-suppression treatments.

Baclofen has recently been the subject of clinical trials indicating that it may also be effective in treating GERD. Unlike acid suppressing agents, baclofen exerts its effects on the function of the lower esophageal sphincter that controls passage of material between the esophagus and the stomach. Baclofen reduces the frequency of transient lower esophageal sphincter relaxations and, therefore, passage of gastric contents into the esophagus. Such a mechanism potentially may be effective alone or in combination with acid suppressants to increase the effectiveness of existing therapies. One study published in 2003 indicated that baclofen was effective when compared to placebo in reducing the number of reflux episodes and the percentage of time that the esophagus was acidic. Another study published in 2003 indicated that baclofen, when combined with a proton pump inhibitor, was more effective in reducing the number of reflux episodes as compared to the proton pump inhibitor alone. In these studies, baclofen was taken three or four times a day.

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

Phase 2a Clinical Trial Results.  XP19986 has generated positive data in a Phase 2a clinical trial that evaluated the reduction in the number of reflux episodes in patients with GERD. The single-dose, randomized, double-blind, placebo-controlled, crossover clinical trial enrolled 50 patients at three sites in the United States. Enrolled patients had a history of GERD symptoms at least three times per week and met a screening criterion of 20 or more reflux events in the two hours following a reflux-provoking meal. Reflux was monitored using a pH/impedance probe placed in the esophagus. The pH/impedance probe allows the monitoring of both acid and non-acid reflux episodes. Each patient who met the entry criteria received single doses of XP19986 or placebo in separate test periods with four to seven days between testing periods. On the testing days, dosing occurred one hour after probe placement. Reflux-provoking meals were consumed at two hours and six hours after dosing, and patients were required to lie on their right side for two hours after each meal to further provoke lower esophageal sphincter relaxations. Reflux was monitored continually for 12 hours. Patients also recorded when they experienced heartburn or regurgitation symptoms. In addition, blood samples were taken at regular time intervals for the purpose of pharmacokinetic assessment. Separate cohorts of patients were administered 10, 20, 40 or 60 mg single doses of XP19986, which was formulated in a prototype controlled-release capsule that had been tested previously in healthy subjects.

The pre-specified primary endpoint for the clinical trial was the total number of reflux episodes over the 12-hour monitoring period following the dose of XP19986 or placebo. Acid and non-acid reflux were analyzed as secondary endpoints. Reflux episodes by hour and the number of heartburn and regurgitation events were also analyzed. The median number of total reflux episodes over 12 hours after placebo treatment for the combined dose groups was 50.5 (N=44). The median change in total reflux episodes after XP19986 treatment compared to placebo treatment was −9.5 (p=0.005).

XP19986 treatment, compared to placebo, was also associated with a statistically significant reduction in the number of acid reflux episodes during the 12-hour monitoring period. The median number of acid reflux episodes during placebo treatment for the combined dose groups was 39.0, with a median reduction of −9.5 (p=0.0027) following XP19986 treatment. Further evaluation of individual dose groups showed that XP19986 dosing was associated with statistically significant reductions in acid reflux episodes in both the 40 mg (p=0.0498) and 60 mg (p=0.0039) dose groups, with 18 of 20 patients in these two dose groups having fewer acid reflux episodes in the 12 hours after XP19986 treatment compared to placebo treatment. In addition, analysis of the combined doses for reflux occurring during each hour interval after dosing indicated that the number of reflux episodes increased after each meal, as expected. XP19986 treatment resulted in a reduction, compared to placebo, of reflux episodes at all periods beyond the third hour, with reductions reaching statistical significance in the fourth, eighth, ninth and tenth hours.

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

Clinical Development of XP19986 in GERD.  We have initiated a randomized, parallel-group, double-blind, placebo-controlled Phase 2 clinical trial of XP19986 that is designed to evaluate the efficacy, safety and tolerability of a sustained-release formulation of XP19986 in patients with symptomatic GERD. The clinical trial is being conducted in approximately 150 patients at multiple study centers in the United States. Eligible subjects must be diagnosed by a gastroenterologist as suffering from GERD and have symptoms (heartburn and/or regurgitation) at least three days a week and have either no history of taking PPIs or a history of at least a partial symptom response to PPI therapy. Enrolled subjects must discontinue any prior therapy for GERD other than rescue antacids during a two-week washout period. During the second week of the washout period, baseline data regarding frequency and severity of GERD symptoms are assessed. Subjects are then randomized to one of five treatment arms: placebo; three dose levels of XP19986 (20 mg, 40 mg or 60 mg) administered once a day in the morning; or a fifth arm of XP19986 (30 mg) administered twice daily. The treatment period is four weeks. The primary endpoint of the GERD Phase 2 clinical trial is the difference in the total number of episodes of heartburn experienced by each subject over the entire treatment period for the combined XP19986 dose groups versus the placebo group.

Spasticity

Background on Spasticity.  Spasticity is a widespread and debilitating condition that is associated with some common neurological disorders, such as multiple sclerosis, stroke and cerebral palsy as well as spinal cord injury. Spasticity is a condition in which certain muscles are continuously contracted, causing stiffness or tightness of muscles that interfere with movement or speech.

Potential Market.  Reports indicate that the prevalence of spasticity due to multiple sclerosis, stroke and cerebral palsy in 2002 was approximately 5.2 million patients in the United States and six other major pharmaceutical markets, collectively. According to the IMS National Prescription Audit Report, for the 12 months ended December 31, 2007, there were approximately 3.7 million prescriptions written for baclofen in the United States. According to data on baclofen prescriptions, multiple sclerosis, spinal disease/injury, pain conditions and spasm conditions accounted for 80% of baclofen use. Besides baclofen, treatments for spasticity include diazepam, tizanidine and dantrolene sodium. Although these medications may provide symptom relief in some people, they are often only partially effective and generally require dosing three or more times a day. In addition, these medications are often associated with unwanted side effects such as sedation and weakness, as well as issues with bladder, bowel and sexual function. We believe that a Transported Prodrug of R-baclofen that can be taken twice each day to provide a steady exposure of R-baclofen to patients may more adequately address the needs of spasticity patients than current therapies, including racemic baclofen.

Clinical Development of XP19986 in Spasticity.  We have initiated a multiple-dose, randomized, placebo-controlled, crossover Phase 2 clinical trial of XP19986 to evaluate the efficacy, safety and tolerability of a twice-a-day sustained-release formulation of XP19986 in approximately 36 patients with spasticity due to spinal cord injury. The clinical trial is being conducted at multiple study centers in the United States. Three doses of XP19986 are being assessed in a randomized crossover comparison versus placebo. Twelve subjects will be enrolled in each dose level. Eligible subjects undergo a washout and baseline period, followed by XP19986 (10 mg, 20 mg or 30 mg) or placebo, administered twice a day in the first treatment segment. After a washout period, each subject receives the other treatment in the second treatment segment. The primary outcome measure in this study is the Ashworth Scale assessment of muscle tone.

Development, Commercialization and Partnering Strategy

Due to the likely need for a primary care physician sales force to address the GERD market, we may seek a development and commercialization partner for the development and commercialization of XP19986 for the potential treatment of GERD. Since the spasticity market could be served through a smaller, focused sales force, we may seek to retain promotional rights to XP19986 in the United States for spasticity indications.

XP21279 — A Transported Prodrug of L-Dopa

We are developing our product candidate, XP21279, a Transported Prodrug of L-Dopa, for the treatment of Parkinson’s disease. We have filed patent applications directed to the XP21279 composition of matter, methods of synthesis and use in the United States and other jurisdictions.

Parent Drug Background

Patients with Parkinson’s disease have a deficiency of the neurotransmitter dopamine resulting from neuronal degeneration within certain nerve cells in an area of the brain collectively known as the substantia nigra. L-Dopa is an immediate precursor of dopamine that, unlike dopamine, readily crosses the blood brain barrier. When administered in conjunction with carbidopa (and, in some cases, with benzerazide or carbidopa and entacapone), L-Dopa is protected from rapid degradation by peripheral enzymes, or enzymes that are outside of the brain, and able to convert to dopamine at its desired site of action in the brain.

L-Dopa is widely viewed as one of the most effective treatments of Parkinson’s disease, and virtually all patients with Parkinson’s disease ultimately require it. However, L-Dopa has many undesirable pharmacokinetic characteristics, including its rapid breakdown by gastric and other peripheral enzymes, a short duration in blood after oral dosing that leads to the fluctuation of drug plasma concentrations upon frequent dosing and a narrow absorption window within the GI tract. The poor colonic absorption of L-Dopa has precluded the development of a satisfactory sustained-release formulation of L-Dopa that would prolong absorption beyond the small intestine.

Our Transported Prodrug

We believe that XP21279 has the potential to improve upon the deficiencies of L-Dopa. XP21279 is designed to engage natural nutrient transport mechanisms located throughout the length of the GI tract and then be rapidly converted to L-Dopa by the body’s naturally occurring endogenous enzymes. In addition to L-Dopa, the metabolic breakdown products of XP21279 are substances with favorable safety characteristics. Because XP21279 is designed to be well absorbed from the lower GI tract, we believe that it can be formulated for sustained release, thus reducing fluctuations of L-Dopa levels in the bloodstream. From December 2002 to December 2004, we were engaged in a collaboration with the ALZA division of Johnson & Johnson to jointly develop Transported Prodrugs of L-Dopa. In March 2005, ALZA relinquished all rights to such Transported Prodrugs, subject to a royalty upon sales of certain product candidates if they are ultimately commercialized.

We are conducting a Phase 1 clinical trial of XP21279 that includes a total of 12 healthy volunteers. We expect to announce the results of this clinical trial in the first quarter of this year.

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

Development, Commercialization and Partnering Strategy

We plan to continue development of XP21279 and potentially retain rights to this product candidate in the United States and to seek a partner for the development and commercialization of XP21279 as a treatment for Parkinson’s disease outside the United States.

XP20925 — A Transported Prodrug of Propofol

Our fourth product candidate is XP20925, a Transported Prodrug of propofol, for the treatment of migraine. We have filed patent applications directed to the XP20925 composition of matter, methods of synthesis and use in the United States and other jurisdictions.

Parent Drug Background

Propofol is a rapid-onset, short-acting intravenous anesthetic that is widely used in hospitals and outpatient settings to induce and maintain anesthesia during surgery or to sedate patients undergoing diagnostic or medical procedures. Diprivan, the brand name of propofol, has been administered to more than 330 million people worldwide since its launch in 1986. Propofol has very poor oral absorption due primarily to extensive metabolism in the GI tract.

A number of clinical investigators have demonstrated that intravenously infused, non-sedative doses of propofol are effective in treating disorders such as migraine. While there are approved drugs for this disorder, these approved drugs do not work optimally in all patients. We believe that propofol’s poor oral absorption, which necessitates intravenous administration, has precluded the development of propofol for this indication.

Our Transported Prodrug

XP20925 was designed to target a high-capacity intestinal transporter mechanism in order to overcome the rapid intestinal metabolism of propofol and enable the oral delivery of the active ingredient. We have conducted animal studies in which the bioavailability was increased from less than 2%, when dosed orally as propofol, to greater than 50% when dosed orally as XP20925. We have conducted various preclinical pharmacokinetic and safety studies in animals.

Planned Clinical Development

We have initiated preclinical development activities for this compound.

Initial Target Indications

Migraine.  Migraine is a neurological disorder characterized by recurrent headache attacks that are usually accompanied by various combinations of symptoms, including nausea and vomiting, as well as distorted vision and sensitivity to light and sound. Migraine is a common neurological disorder in the developed world. According to the American Migraine Prevalence and Prevention Study, migraine affects approximately 30 million individuals in the United States. A Datamonitor Commercial Insight: Migraine Report, published in 2007, indicates that the migraine market in the U.S. is approximately $3.0 billion. There are a variety of drugs used in the treatment of migraine. However, a class of drugs known as triptans represents a significant proportion of the overall market. While the treatment of migraine was significantly improved with the introduction of the triptans, there continues to be an unmet need for patients who suffer from migraines that do not respond adequately to current treatments. Up to 40% of patients who suffer from migraines do not respond to oral triptans. In a study published in 2000, a low-dose infusion of propofol was shown to be effective in treating patients with migraine that was resistant to standard therapy, including triptans. We believe that an oral Transported Prodrug of propofol that is able to deliver non-sedating levels of propofol may provide a new method for the treatment of migraine.

XP21510 — A Transported Prodrug of Tranexamic Acid

Our fifth product candidate is XP21510, a Transported Prodrug of tranexamic acid, for the treatment of menorrhagia, or heavy menstrual bleeding. We have an allowed patent directed to the XP21510 composition of matter, and patent applications directed to the methods of synthesis and use in the United States and other jurisdictions.

Parent Drug Background

Tranexamic acid is a man-made derivative of the naturally occurring amino acid lysine and works to inhibit, on a molecular basis, the break down of blood clots. It is approved in many countries in Europe and Asia for the treatment of women with menorrhagia.

Our Transported Prodrug

We believe that XP21510 has the potential to improve upon the deficiencies of tranexamic acid. XP21510 is designed to engage natural nutrient transport mechanisms located throughout the length of the GI tract and then be rapidly converted to tranexamic acid by the body’s endogenous enzymes. In addition to tranexamic acid, the metabolic breakdown products of XP21510 are substances with favorable safety characteristics.

Planned Clinical Development

In October 2007, we announced an exclusive license agreement for the development and commercialization in the United States by Xanodyne of XP21510 for the potential treatment of women diagnosed with menorrhagia. In exchange for these rights, we are entitled to receive non-refundable cash payments totaling $12.0 million, of which $6.0 million was paid to us upon execution of the agreement and the remaining $6.0 million is due on the 12-month anniversary of the execution date. We are eligible to receive aggregate cash payments of up to $130.0 million upon the achievement of certain development, regulatory and commercial milestones with respect to XP21510, as well as aggregate cash payments of up to $5.0 million upon the achievement of certain development, regulatory and commercial milestones with respect to Xanodyne’s tranexamic acid product candidate, known as XP12B, that is in Phase 3 clinical development. In addition, we are entitled to receive tiered, double-digit royalty payments on potential future sales of XP21510, as well as escalating single-digit royalties on potential future sales of XP12B. Xanodyne may terminate the agreement at its discretion upon 120-days’ prior written notice. In such event, all XP21510 rights would revert to us, and we would be entitled to specified transition assistance from Xanodyne. Xanodyne shall not issue any notice of termination before October 2008 unless Xanodyne first accelerates and pays to us the remaining $6.0 million initial license fee installment. Xanodyne is currently conducting preclinical development of XP21510.

Initial Target Indications

Menorrhagia.  Menorrhagia is abnormally heavy and prolonged menstrual periods at regular intervals. While a normal menses cycle lasts 21 to 35 days with an average of five days of bleeding and total blood flow between 25 and 80 milliliters, women with menorrhagia can have seven or more days of bleeding and lose more than 80 milliliters of blood per menses. It is estimated that nine to 14 percent of healthy women suffer from menorrhagia. Because quantitative means of diagnosing menorrhagia are generally impractical, healthcare professionals often diagnose menorrhagia symptomatically by considering frequency of tampon or sanitary napkin change, spotting and staining events, presence of constant pain in the lower abdomen, interference with regular work and social routines and measurements of anemia. We believe that an oral Transported Prodrug of tranexamic acid may provide more optimal delivery of tranexamic acid and thereby improve the efficacy and safety profile of this product.

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

Additionally, we believe that our proprietary technology has broad applicability beyond improving absorption from the GI tract, such as improving the penetration of drugs into the CNS. We also believe that there is a significant opportunity to use our proprietary technology to improve drug candidates that otherwise would not be successfully developed due to poor oral absorption, distribution and/or metabolism.

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

Our Strategic Alliances

Astellas Pharma Inc.

In December 2005, we entered into an agreement in which we licensed to Astellas exclusive rights to develop and commercialize XP13512 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. Under the terms of this agreement, we received an initial license payment of $25.0 million and have subsequently received $15.0 million in milestone payments. In addition, we are eligible to receive clinical and regulatory milestone payments totaling up to an additional $45.0 million. We will provide Astellas both clinical and commercial supplies of XP13512 and will receive royalties on any sales of XP13512 in the Astellas territory at a royalty rate in the mid-teens on a percentage basis. Astellas may terminate the collaboration at its discretion. In such event, all XP13512 product rights would revert to us and we would be entitled to specified transition assistance from Astellas.

Glaxo Group Limited

In February 2007, we announced an exclusive collaboration with GSK to develop and commercialize XP13512 worldwide, excluding the Astellas territory. GSK made an up-front payment to us of $75.0 million, has paid additional milestones of $32.0 million and may make additional payments of up to $243.0 million upon the achievement of clinical and regulatory milestones and up to $290.0 million upon the achievement of specified sales levels. In addition, GSK is responsible for all future development costs, with the exception of specified development costs that we will assume in connection with the development of XP13512 for RLS in the United States. Subject to further positive Phase 3 clinical data, GSK will be responsible for filing an NDA for RLS with the FDA. GSK would lead the development and registration of XP13512 for all other indications, including neuropathic pain and migraine prophylaxis. GSK is solely responsible for the manufacture of XP13512 to support its development and commercialization within the licensed territories. We would be entitled to receive royalties based upon a percentage of sales of XP13512 in the GSK territory for a specified period of time, unless we elect the option to co-promote XP13512 in the United States. In the event that we elect the co-promotion option for XP13512, we would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States for so long as XP13512 is sold, as well as receive payments on details we perform in the United States on Requip XL, GSK’s development-stage product candidate for Parkinson’s disease. Upon FDA approval of the NDA for XP13512, we would co-promote XP13512 in the United States to those same prescribers. GSK may terminate our collaboration agreement in its entirety for any reason.

Xanodyne Pharmaceuticals, Inc.

In October 2007, we announced an exclusive license agreement for the development and commercialization in the United States by Xanodyne of XP21510 for the potential treatment of women diagnosed with menorrhagia. In exchange for these rights, we are entitled to receive non-refundable cash payments totaling $12.0 million, of which $6.0 million was paid to us upon execution of the agreement and the remaining $6.0 million is due on the 12-month anniversary of the execution date. We are eligible to receive aggregate cash payments of up to $130.0 million upon the achievement of certain development, regulatory and commercial milestones with respect to XP21510, as well as aggregate cash payments of up to $5.0 million upon the achievement of certain development, regulatory and commercial milestones with respect to Xanodyne’s tranexamic acid product candidate, known as XP12B, that is in Phase 3 clinical development. In addition, we are entitled to receive tiered, double-digit royalty payments on potential future sales of XP21510, as well as escalating single-digit royalties on potential future sales of XP12B. Xanodyne may terminate the agreement at its discretion upon 120-days’ prior written notice. In such event, all XP21510 rights would revert to us and we would be entitled to specified transition assistance from Xanodyne. Xanodyne shall not issue any notice of termination before October 2008 unless Xanodyne first accelerates and pays to us the remaining $6.0 million initial license fee installment.

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

Issued U.S. and foreign patents generally expire 20 years after filing. As of February 1, 2008, we held 30 issued U.S. patents, including composition-of-matter patents on XP13512 and XP19986. As of that date, we had 94 pending patent applications in the United States, including composition-of-matter patent applications on XP19986, XP21279 and XP20925. Of the 30 U.S. patents that we hold, 22 patents are compound- and composition-related, having expiration dates from 2021 to 2026; three patents are synthesis-method related, having expiration dates from 2022 to 2025; one patent is proteomics methodology-related, having an expiration date in 2022; and four patents are screening methodology-related, having expiration dates from 2022 to 2025. We hold 31 issued foreign patents. We have 20 pending Patent Cooperation Treaty, known as PCT, regional applications that permit us to pursue patents outside of the United States, 27 pending European regional patent applications that permit us to pursue patents in various European countries and 204 foreign national patent applications. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering product candidates, lead compounds and key intermediates, pharmaceutical compositions, methods of use and processes for making our compounds, along with methods of design, synthesis, selection and use of Transported Prodrugs in general and to our research and development programs in particular.

The patent rights relating to XP13512, its synthesis, formulations and methods of use are owned by us and consist of six issued U.S. patents that expire from 2022 to 2025 and 19 pending U.S. patent applications. We also own four pending counterpart PCT regional patent applications, 12 issued foreign patents and 135 foreign national applications in a number of jurisdictions, including Asia and Europe. Rights under these patents and applications have been exclusively licensed to GSK and Astellas within their respective licensed territories. The patent rights relating to XP19986 and its synthesis, formulations and methods of use are owned by us and consist of four issued U.S. patents that expire from 2023 to 2025, four pending U.S. patent applications, one issued foreign patent and 35 foreign national applications. The patent rights relating to XP21279 and its synthesis, formulations and methods of use are owned by us and consist of four pending U.S. patent applications and two counterpart PCT applications designating an extensive number of jurisdictions, including Asia, Europe and 16 foreign national applications. The patent rights relating to XP20925 and its synthesis and use are owned by us and consist of one issued U.S. patent expiring in 2025, three pending U.S. patent applications, one counterpart PCT application designating an extensive number of jurisdictions, including Asia and Europe, two issued foreign patents and 13 foreign national applications. The patent rights relating to XP21510, its synthesis and methods of use are owned by us and consist of two pending U.S. patent applications and 14 pending foreign patent applications, including a European patent application designating a number of European countries.

The composition-of-matter patent on gabapentin, the parent drug of XP13512, expired in 2000, but Pfizer sold gabapentin exclusively based on a formulation patent until September 2004. This formulation patent is the subject of ongoing litigation between Pfizer and several generic manufacturers, including Alpharma, Inc. and Teva Pharmaceutical Industries, Ltd. Pfizer currently markets generic gabapentin through its Greenstone Ltd. subsidiary. Alpharma and Teva, along with many others, currently market gabapentin as a generic drug. In July 2006, the United States District Court for the District of New Jersey ruled in favor of the generic gabapentin makers, including Teva, and Pfizer appealed that ruling. In September 2007, the Court of Appeals for the Federal Circuit overturned the July 2006 District Court ruling that was in favor of the generic gabapentin makers, including Teva, and the suit has been remanded to the District Court to continue with the trial. We are not a party to this litigation, and we believe that our manufacturing process for XP13512 does not infringe the patent that is the subject of this litigation. However, in case of an adverse event in this litigation, such as the enjoining or limiting of Teva’s ability to sell generic gabapentin to us, we would not be able to manufacture XP13512 until a qualified alternative supplier is identified. This could delay the development of, and impair our or our collaborative partners’ ability to commercialize, this product candidate.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our product candidates. To date, we have relied on a small number of third-party manufacturers to produce our compounds. Under the terms of our collaboration with GSK, GSK is solely responsible for the manufacture of XP13512 to support its development and commercialization within its licensed territory. However, we will continue to be responsible for providing Astellas both clinical and commercial supplies of XP13512. Thus, we expect to continue to rely on a small number of third-party manufacturers to meet our clinical and commercial supply obligations to Astellas for XP13512 and to meet our preclinical and clinical requirements of our other product candidates and for any related commercial needs. We do not have long-term agreements with any of these other third parties.

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

In support of our supply obligations under the Astellas collaboration, we purchase XP13512 from Lonza Ltd. in active pharmaceutical ingredient form, known as API, under a manufacturing services and product supply agreement. The parties have agreed to specific transfer prices for this API under a quotation that forms a part of the agreement. We believe that the quantities of API that we have on hand, will be sufficient to complete our RLS clinical trials required for regulatory approval. Our current agreement with Lonza does not provide for the entire supply of API necessary to support ongoing development and full-scale commercialization in the Astellas territory. However, the manufacturing services and product supply agreement obligates the parties to negotiate in good faith on the terms and conditions for Lonza to supply some or all of our total requirements for the commercial supply of API for XP13512. The API is manufactured using a four-step synthetic process that uses commercially available starting materials for each step. There are no complicated chemistries or unusual equipment required in the manufacturing process. We may terminate this agreement upon 30 days’ notice. Either party may terminate this agreement for cause upon notice and a failure to cure by the other party. Unless earlier terminated for the reasons stated above, this agreement terminates in July 2008, unless extended by the mutual agreement of the parties. In the event that Lonza terminates the agreement following a breach by us, we would not be able to manufacture the API until a qualified alternative supplier is identified.

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

We currently rely on Heumann Pharma GmbH as our single source supplier of R-baclofen, the active agent used to make XP19986, under purchase orders issued from time to time. We are aware of two alternative suppliers of R-baclofen, and we believe at least one alternative manufacturer could potentially supply R-baclofen in the event that Heumann determines to not sell R-baclofen to us at a price that is commercially attractive. We are currently in the process of qualifying alternative sources of R-baclofen for use in the manufacture of XP19986.

We currently rely on Lonza as the single source supplier of our current worldwide requirements of XP19986 in API form under a manufacturing services and product supply agreement. Our current agreement with Lonza does not provide for the entire supply of the API necessary for additional Phase 2 and Phase 3 clinical trials nor for full-scale commercialization. In the event that the parties cannot agree to the terms and conditions for Lonza to provide some or all of our API clinical and commercial supply needs, we would not be able to manufacture API until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, this product candidate. The API is currently manufactured using a four-step synthetic process that uses commercially available starting materials for each step. There are no complicated chemistries or unusual equipment required in the manufacturing process.

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

We currently rely on Ajinomoto Company as our single source supplier of L-Dopa, the active pharmaceutical ingredient used to make XP21279, under purchase orders issued from time to time. We are aware of several alternative suppliers of L-Dopa, and we believe at least one alternative manufacturer could potentially supply L-Dopa in the event that Ajinomoto determines to not sell L-Dopa to us at a price that is commercially attractive.

We have purchased from Raylo Chemicals, Inc., a subsidiary of Gilead Sciences, Inc., all of our current worldwide requirements of XP21279 in API form through our initial Phase 1 clinical trial under a manufacturing services and product supply agreement. We are currently in the process of identifying a qualified alternative supplier for manufacture of XP21279 in API form. The API is currently manufactured by a four-step synthetic process that uses commercially available starting materials. There are no complicated chemistries or unusual equipment required in the manufacturing process.

UPM Pharmaceuticals, Inc. provides our requirements of XP21279 for clinical trials in the form of sustained-release tablets at specified transfer prices under a quotation agreed upon by the parties as a part of a master services agreement. We rely on UPM as a single source supplier for tablets of XP21279. In the event that UPM terminates the agreement under specified circumstances, we would not be able to manufacture XP21279 until a qualified alternative supplier is identified.

Our contract manufacturers may own process technology related to the manufacture of our compounds. This would increase our reliance on this manufacturer. Each of Lonza, Patheon, Raylo, UPM Pharmaceuticals and Xcelience has informed us that they are not using any proprietary technology in their work for us on XP13512, XP19986 or XP21279. Moreover, we have been successful in negotiating agreements with our contract manufacturers that include licenses, with the right to grant sublicenses, to any technology incorporated into the manufacture of our compounds or that is invented by employees of the contract manufacturers during the course of work conducted on our product candidates.

Research and Development

Since inception, we have devoted a significant amount of resources to develop our product candidates. For the years ended December 31, 2007, 2006 and 2005, we recorded $74.4 million, $65.4 million and $38.7 million, respectively, in research and development expenses.

Marketing and Sales

In order for us to commercialize any of our product candidates, we must either make arrangements with third parties to perform sales, marketing or distribution services for us or acquire or develop internal sales, marketing and distribution capabilities, or both. In December 2005, we entered into a collaboration with Astellas to develop and commercialize XP13512 in Japan and five other Asian markets. Under the terms of our agreement, we will receive royalties on any sales of XP13512 in the Astellas territory. In February 2007, we announced an exclusive collaboration with GSK to develop and commercialize XP13512 worldwide, excluding the Astellas territory. Under the terms of the agreement, we have the option, pending regulatory approval, to co-promote XP13512 in the United States. In the event we elect the co-promotion option for XP13512, we will share marketing and commercialization costs and will be entitled to a share of operating profits from sales of XP13512 in the United States. We will also have the right, for a period of time, to detail Requip XL, GSK’s development-stage product candidate for Parkinson’s disease in the United States. If we elect the co-promotion option under our GSK collaboration, we plan to establish a focused sales and marketing organization in North America to market and sell product candidates, for which marketing approval is ultimately received, to specialty physicians, including neurologists, psychiatrists and sleep specialists, for target indications in which specialists significantly influence the market and to selectively co-promote to primary care physicians.

We plan to establish additional development and commercialization partnerships with pharmaceutical and biotechnology companies to accelerate the completion of regulatory approval and product introduction and to maximize the breadth of the commercial opportunity of our other product candidates.

We also plan to license to third parties for development, marketing and sales other potential drug candidates that are discovered by XenoPort but do not fall within our primary therapeutic area of interest of CNS disorders. For example, in October 2007, we entered into an exclusive license agreement for the development and commercialization in the United States by Xanodyne of XP21510 for the potential treatment of women diagnosed with menorrhagia. We are entitled to receive tiered, double-digit royalty payments on potential future sales of XP21510, as well as escalating single-digit royalties on potential future sales of Xanodyne’s product candidate, XP12B.

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

XP13512.  We anticipate that, if approved, XP13512 would compete with generic gabapentin. We believe that it is unlikely that a healthcare provider would require the use of gabapentin in preference to XP13512 in an indication for which XP13512 is approved and gabapentin is not labeled. Other drugs targeting RLS and/or neuropathic pain will represent substantial competition. These include duloxetine (marketed by Lilly as Cymbalta), pramipexole (marketed by Boehringer Ingelheim as Mirapex), pregabalin (marketed by Pfizer as Lyrica) and ropinirole (marketed by GSK as Requip). In addition, transdermal patches containing the anesthetic known as lidocaine are sometimes used for the management of PHN. We anticipate that, if approved for migraine prophylaxis, XP13512 would compete with existing products on the market, including topiramate (marketed by Johnson & Johnson as Topamax) and divalproex sodium (marketed by Abbott Laboratories as Depakote).

Other products that may achieve FDA approval could pose additional competitive threats to XP13512. These products include: a controlled-release form of gabapentin (known as Gabapentin GR from Depomed, Inc.), which is currently being evaluated for hot flashes; and the rotigotine transdermal system (being developed by Schwarz Pharma AG, a member of the UCB group), which filed an NDA with the FDA in late 2007 for the treatment of moderate-to-severe RLS.

XP19986.  We anticipate that, if approved, XP19986 would compete with generic baclofen and other drugs for the alleviation of symptoms of spasticity, as well as other drugs targeted at GERD. These include approved treatments for spasticity, such as diazepam, dantrolene sodium and tizanidine, and many therapies in development, such as tolperisone from Avigen, Inc. and Fampridine-SR from Acorda Therapeutics, Inc. These also include GERD treatments, such as esomeprazole and omeprazole (marketed by AstraZeneca as Nexium and Prilosec, respectively), lansoprazole (marketed by TAP Pharmaceutical Products Inc. as Prevacid) and pantoprazole sodium (marketed by Wyeth as Protonix). In addition, tenatoprazole (being developed by Abbott Laboratories), soraprazan (being developed by ALTANA Pharma AG), AFQ056 (being developed by Novartis), ADX10059 (being developed by Addex Pharmaceuticals) and AZ3355 (being developed by AstraZeneca) are among multiple product candidates in late-stage clinical trials and represent potential competition for XP19986.

XP21279.  We anticipate that, if approved, XP21279 would compete with generic L-Dopa/carbidopa drugs and other drugs for the treatment of Parkinson’s disease. These include a combination therapy of L-Dopa/carbidopa/entecapone (marketed in the United States by Novartis as Stalevo) and dopamine agonists (marketed by Boehringer-Ingelheim, GSK and UCB as Mirapex, Requip and Neupro, respectively).

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

Subject to further positive Phase 3 clinical data, pursuant to the terms of our collaboration with GSK, GSK will be responsible for filing an NDA for XP13512 for RLS with the FDA, and GSK would lead the development and registration of XP13512 for all other indications, including neuropathic pain and migraine prophylaxis. In the NDA submissions for our other product candidates that are currently undergoing clinical trials, we intend to follow the development pathway permitted under the FFDCA that will maximize the commercial opportunities for these Transported Prodrugs. We are currently pursuing the traditional NDA route for our Transported Prodrugs under Section 505(b)(1) of the FFDCA. In the event that we decide to utilize Section 505(b)(2) of the FFDCA to pursue an approval of our Transported Prodrugs in indications for which the relevant parent drug has previously been approved, we will engage in discussions with the FDA to determine which, if any, portions of our development program can be modified.

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

The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. The U.S. Drug Enforcement Agency, or DEA, regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Pregabalin is classified as a controlled substance (Schedule V), which could increase the possibility that XP13512 would be classified as a controlled substance since they are believed to act on the same therapeutic target. If any of our product candidates contains a scheduled substance, it would be subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA would regulate the amount of the scheduled substance that would be available for clinical trials and commercial distribution.

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

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the 2003 Medicare Act, was enacted. Under this legislation, Medicare beneficiaries are now eligible to obtain a Medicare-endorsed, drug-discount card from a choice of private sector providers. It remains difficult to predict the long-term impact of the 2003 Medicare Act on pharmaceutical companies. Usage of pharmaceuticals is likely to increase as the result of the expanded access to medicines afforded by the coverage under Medicare. Such expanded utilization, however, may be offset by the increased pricing pressure and competition due to the enhanced purchasing power of the private sector providers that negotiate on behalf of Medicare beneficiaries.

Facilities

We lease approximately 103,000 square feet of office and laboratory space in one building in Santa Clara, California, where we conduct our operations. The lease expires in September 2011, although we have the option to extend the lease for two additional terms of five years each. The 2007 annual rental amount payable under this lease was approximately $3.8 million, subject to periodic increases. Although our facilities are adequate for our existing needs, we will require additional space as our business expands in 2008.

Employees

As of December 31, 2007, we had 181 full-time employees, 138 of whom were engaged in research and product development activities. One hundred and six employees hold post-graduate degrees, including three with M.D. degrees and 46 with Ph.D. degrees. Our employees are not represented by a collective bargaining agreement. We believe our relations with our employees are good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of February 1, 2008:

Name	Age	Position

Ronald W. Barrett, Ph.D.	52	Chief Executive Officer and Director
William J. Rieflin	47	President
Kenneth C. Cundy, Ph.D.	48	Senior Vice President of Preclinical Development
Mark A. Gallop, Ph.D.	45	Senior Vice President of Research
William G. Harris	49	Senior Vice President of Finance and Chief Financial Officer
David R. Savello, Ph.D.	62	Senior Vice President of Development

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

Risks Related to Our Business and Industry

  We have incurred cumulative operating losses since inception. Although we may achieve quarterly and annual profitability from time to time, we expect to continue to incur losses for the foreseeable future and we may never sustain profitability.

We have a limited operating history and have incurred cumulative losses of $176.1 million since our inception in May 1999. Due to the recognition of revenues from up-front and milestone payments from our collaborations with Glaxo Group Limited, or GSK, Astellas Pharma Inc. and Xanodyne Pharmaceuticals, Inc., we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007, and may have profitable quarters from time to time. However, while recognition of these revenues resulted in a profitable year for 2007, we continue to expect to incur losses for the next several years. We expect our research and development expenses to increase in the foreseeable future due to increasing headcount, investment in our preclinical development programs and XP19986 development costs, partially offset by decreasing expenses for our Phase 3 clinical program evaluating XP13512 for the treatment of restless legs syndrome, or RLS. Subject to regulatory approval of any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or sustain profitability. Currently, we have no products approved for commercial sale and, to date, we have not generated any product revenues. We have financed our operations primarily through the sale of equity securities, non-equity payments from collaborative partners, capital lease and equipment financings and government grants. We have devoted substantially all of our efforts to research and development, including clinical trials. If we or our collaborative partners are unable to develop and commercialize any of our product candidates, if development is delayed or if sales revenue from any product candidate that receives marketing approval is insufficient, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

  Our success depends substantially on our most advanced product candidates, which are still under development. If we or our collaborative partners are unable to bring any or all of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be harmed.

Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of our product candidates. Our most advanced product candidate is currently being evaluated in a Phase 3 clinical program in the United States, by Astellas in Phase 2 clinical trials in Japan and by GSK in a Phase 2 neuropathic pain program. Our other product candidates are either in Phase 1 or Phase 2 clinical development or in various stages of preclinical development. Any of our product candidates could be unsuccessful if it:

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

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory agencies in the United States and by comparable authorities in other countries. In February 2007, we announced an exclusive collaboration with GSK to develop and commercialize XP13512 in all countries of the world other than the six countries that comprise the territory under our collaboration with Astellas. Under the terms of our agreement, subject to further positive Phase 3 clinical data, GSK will file the new drug application, or NDA, for restless legs syndrome, or RLS, for FDA approval, and GSK will lead the development and registration of XP13512 for all indications other than RLS in the United States and all indications in the remainder of GSK’s licensed territory. The inability to obtain FDA approval or approval from comparable authorities in other countries would prevent us and our collaborative partners from commercializing our product candidates in the United States or other countries. We or our collaborative partners may never receive regulatory approval for the commercial sale of any of our product candidates. Moreover, if the FDA requires that any of our product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our collaborative partners will be unable to begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our product candidates is classified as a controlled substance by the DEA, we or our collaborative partners would have to register annually with the DEA and those product candidates would be subject to additional regulation.

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

In December 2005, we entered into a collaboration with Astellas for the development and commercialization of XP13512 in Japan and five other Asian countries. In February 2007, we entered into an exclusive collaboration with GSK to develop and commercialize XP13512 worldwide, excluding the Astellas territory. In October 2007, we entered into a collaboration with Xanodyne for the development and commercialization of XP21510 in the United States. We may enter into additional collaborations with third parties to develop and commercialize some of our other product candidates. Our dependence on Astellas and GSK for the development and commercialization of

XP13512 and Xanodyne for the development and commercialization of XP21510 subjects us to, and dependence on future collaborators for development and commercialization of additional product candidates will subject us to, a number of risks, including:

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

For example, pursuant to the terms of our agreement, GSK is responsible for all future development costs of XP13512, with the exception of specified development costs that we will assume in connection with the development of XP13512 for RLS in the United States. In addition, subject to additional positive Phase 3 clinical data, GSK will be responsible for filing an NDA for FDA approval of XP13512 for RLS, and GSK would lead the development and registration of XP13512 for all indications other than RLS in the United States and all indications in the remainder of GSK’s licensed territory. We cannot control the amount and timing of resources that GSK or Astellas may devote to the development or commercialization of XP13512, or that Xanodyne may devote to the development and commercialization of XP21510, or to their respective marketing and distribution. In addition, GSK, Astellas or Xanodyne could independently direct their respective development and marketing resources to the development or commercialization of competitive products, which could delay or impair the commercialization of XP13512 or XP21510, as the case may be, and harm our business.

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

We believe that our existing capital resources and expected milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements through the end of 2009. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our collaborations.

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

As of February 1, 2008, we held 30 U.S. patents and had 94 patent applications pending before the U.S. Patent and Trademark Office, or PTO. For some of our inventions, corresponding non-U.S. patent protection is pending. Of the 30 U.S. patents that we hold, 22 patents are compound- and composition-related, having expiration dates from 2021 to 2026; three patents are synthesis-method related, having expiration dates from 2022 to 2025; one patent is proteomics methodology-related having an expiration date in 2022; and four patents are screening methodology-related, having expiration dates from 2022 to 2025. Subject to possible patent term extension, the entitlement for which and the term of which we cannot predict, patent protection in the United States covering XP13512, our product candidate that is a Transported Prodrug of gabapentin, will expire no earlier than 2023. We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to XP13512, the composition-of-matter patents relating to gabapentin have expired. For XP19986, our product candidate that is a Transported Prodrug of R-baclofen, two U.S. composition-of-matter patents have issued that will expire no earlier than 2025 and two synthesis method/chemical intermediate U.S. patents have issued that will expire no earlier than 2025. For XP21279, no U.S. or foreign composition-of-matter patents have yet issued. For XP21510, no U.S. or foreign composition-of-matter patents have yet issued. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.

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

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering products or other technologies of interest to us that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. For example, we are aware of a third party patent application relating to prodrugs of gabapentin that has been abandoned. However, if it is reopened, if it issues, if it is determined to be valid and if it is construed to cover XP13512, this patent application could affect the development and commercialization of XP13512. Additionally, we are aware of third-party patents relating to the use of baclofen in the treatment of gastroesophageal reflux disease, or GERD. If the patents are determined to be valid and construed to cover XP19986, the development and commercialization of XP19986 could be affected. With respect to the claims contained in these patent applications and patents, we believe that our activities do not infringe the patents at issue and/or that the third-party patent or patent applications are invalid. However, it is possible that a judge or jury will disagree with our conclusions regarding non-infringement and/or invalidity, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. Licenses required under any of these patents may not be available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to develop, commercialize and sell our product candidates. We believe that there may continue to be significant litigation in the biotechnology and pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.

Furthermore, our commercial success will depend, in part, on our ability to continue to conduct research to identify additional product candidates in current indications of interest or opportunities in other indications. Some of these activities may involve the use of genes, gene products, screening technologies and other research tools that are covered by third-party patents. Court decisions have indicated that the exemption from patent infringement afforded by 35 U.S.C. § 271(e)(1) does not encompass all research and development activities associated with product development. In some instances, we may be required to obtain licenses to such third-party patents to conduct our research and development activities, including activities that may have already occurred. It is not known whether any license required under any of these patents would be made available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to maintain a pipeline of potential product candidates and to bring new products to market. If we are required to defend against patent suits brought by third parties relating to third-party patents that may be relevant to our research activities, or if we initiate such suits, we could incur substantial costs in litigation. Moreover, an adverse result from any legal action in which we are involved could subject us to damages and/or prevent us from conducting some of our research and development activities.

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

Under the terms of our collaboration with GSK, GSK is solely responsible for the manufacture of XP13512 to support its development and commercialization within its licensed territory. However, we will continue to be responsible for providing Astellas both clinical and commercial supplies of XP13512. Thus, we expect to continue to rely on a small number of third-party manufacturers to meet our clinical and commercial supply obligations to Astellas for XP13512 and to meet our preclinical and clinical requirements of our other potential products and for any related commercial needs. We do not have commercial supply agreements with any of these third parties, and our agreements with these parties are generally terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform under our agreements or enter into new agreements, we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our product candidates in a timely manner from these third parties could delay clinical trials and prevent us or our partners from developing and commercializing our product candidates in a cost-effective manner or on a timely basis. We purchase substantial amounts of gabapentin, which is used to make XP13512, from Teva Pharmaceutical Industries, Ltd. pursuant to purchase orders issued from time to time. Teva’s sale of gabapentin is the subject of ongoing litigation brought by Pfizer Inc alleging infringement of a patent held by Pfizer. In September 2007, the Court of Appeals for the Federal Circuit overturned a July 2006 District Court ruling that was in favor of the generic gabapentin makers, including Teva, and the suit has been remanded to the District Court to continue with the trial. In the event that Teva decides not to sell gabapentin to us, or decides to sell gabapentin to us at a price that is not commercially attractive, or, as a result of this litigation, ceases producing gabapentin, we would not be able to manufacture XP13512 until a qualified alternative supplier is identified. This could delay the development of, and impair our or our collaborative partners’ ability to commercialize, this product candidate.

We currently rely on Lonza Ltd. as the single source supplier of our current requirements of XP13512 API. We have agreed to purchase XP13512 API from Lonza under a manufacturing services and product supply agreement. In the event that Lonza terminates the agreement in response to a breach by us, we would not be able to manufacture the API until a qualified alternative supplier is identified. This could delay the development of, and impair the ability of us or Astellas to commercialize, this product candidate. In addition, our current agreement with Lonza does not provide for the entire supply of API that we require to support Astellas’ planned clinical trials or full-scale commercialization. However, the manufacturing services and product supply agreement obligates the parties to negotiate in good faith on the terms and conditions for Lonza to supply some or all of our total requirements for the commercial supply of XP13512 API. In the event that the parties cannot agree to the terms and conditions for Lonza to provide some or all of our API commercial supply needs, we would not be able to manufacture API until a qualified alternative supplier is identified. This could impair our ability to satisfy our contractual obligations to Astellas and could also delay or impair Astellas’ ability to develop and commercialize XP13512. Unless earlier terminated, our current agreement with Lonza expires in July 2008.

In addition, we currently rely on Patheon Pharmaceuticals, Inc. as our single source supplier for XP13512 formulated in sustained-release tablets for clinical trials at specified transfer prices under a quotation agreed upon by the parties that forms a part of a master services agreement. In the event that Patheon terminates the agreement under specified circumstances, we would not be able to manufacture XP13512 sustained-release tablets until a qualified alternative supplier is identified. This could impair our ability to satisfy our contractual obligations to Astellas and could also delay or impair Astellas’ ability to develop and commercialize XP13512.

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

We currently rely on Lonza as the single source supplier of our current worldwide requirements of XP19986 in API form under a manufacturing services and product supply agreement. Our current agreement with Lonza does not provide for the entire supply of the API necessary for our Phase 2 and Phase 3 clinical trials or for full-scale commercialization. In the event that the parties cannot agree to the terms and conditions for Lonza to provide some or all of our API clinical and commercial supply needs, we would not be able to manufacture API until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, this product candidate.

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

We currently rely on Ajinomoto Company as our single source supplier of L-Dopa, the API used to make XP21279, under purchase orders issued from time to time. We are aware of several alternative suppliers of L-Dopa, and we believe at least one alternative manufacturer could potentially supply L-Dopa, in the event that Ajinomoto determines to not sell L-Dopa to us at a price that is commercially attractive. If we were unable to qualify an alternative supplier of L-Dopa, this could delay the development of, and impair our ability to commercialize, XP21279.

We have purchased from Raylo Chemicals, Inc., a subsidiary of Gilead Sciences, Inc., all of our current worldwide requirements of XP21279 in API form through our initial Phase 1 clinical trial under a manufacturing services and product supply agreement. We are currently in the process of identifying a qualified alternative supplier for manufacture of XP21279 in API form. If we were unable to qualify an alternative supplier of XP21279, this could delay the development of, and impair our ability to commercialize, this product candidate.

UPM Pharmaceuticals, Inc. provides our requirements of XP21279 for clinical trials in the form of sustained-release tablets at specified transfer prices under a quotation agreed upon by the parties as a part of a master services agreement. We rely on UPM as a single source supplier for tablets of XP21279. In the event that UPM terminates the agreement under specified circumstances, we would not be able to manufacture XP21279 sustained-release tablets until a qualified alternative supplier is identified. This could delay the development of, and impair our ability to commercialize, XP21279.

  If we are required to obtain alternate third-party manufacturers, it could delay or prevent the clinical development and commercialization of our product candidates.

We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with Teva, Lonza or Patheon for XP13512, Heumann, Lonza or Xcelience for XP19986 or Ajinomoto or UPM for XP21279, to do so at an acceptable cost, or if these suppliers fail to meet our requirements for these product candidates for any reason, we would be required to obtain alternative suppliers. Any inability to obtain qualified alternative suppliers, including an inability to obtain, or delay in obtaining, approval of an alternative supplier from the FDA, would delay or prevent the clinical development and commercialization of these product candidates, and could impact our ability to meet our supply obligations to Astellas.

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

As an example, one of our third-party manufacturers previously released financial results indicating that its earnings were adversely affected due to certain circumstances at two of its manufacturing operations. If such financial difficulties interfere with its ability to satisfy its contractual obligations to supply our product candidates, there could be a delay in commencing or completing our or our collaborative partners’ clinical trials, which could also delay the development of, and impair our or our partners’ ability to commercialize, our product candidates.

We use Patheon to manufacture XP13512 sustained-release tablets that we utilize for our clinical trials and the clinical trials of Astellas. Patheon continues to perform formulation development work to achieve the commercial image for XP13512, including color coating and brand marking for the tablets that would be sold following launch, if obtained. Patheon may not be able to manufacture this product candidate using our desired commercial image, which would delay or prevent the commercialization of XP13512 by Astellas and could impact our ability to meet our supply obligations to Astellas.

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

In addition, the manufacturing facilities of Heumann, Lonza, Teva and Ajinomoto are located outside of the United States. This may give rise to difficulties in importing our product candidates or their components into the United States or other countries as a result of, among other things, regulatory agency import inspections, incomplete or inaccurate import documentation or defective packaging.

  Safety issues with the parent drugs or other components of our product candidates, or with approved products of third parties that are similar to our product candidates, could give rise to delays in the regulatory approval process, restrictions on labeling or product withdrawal.

Discovery of previously unknown problems with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. The FDA approved gabapentin, the parent drug for our XP13512 product candidate, in 1993, and, to date, it has been used in at least 12 million patients. Baclofen, the R-isomer of which is the parent drug for our XP19986 product candidate, has been used since 1977. The FDA has not approved the R-isomer of baclofen for use in humans. The FDA approved levadopa, or L-Dopa, the parent drug for our XP21279, in 1967. The FDA has not approved oral tranexamic acid, which is the parent drug for our XP21510 product candidate, although it has been used in European countries and other countries for many years and is approved in intravenous form in the United States for tooth extractions in hemophiliacs. Although gabapentin, baclofen, L-Dopa and tranexamic acid have been used successfully in patients for many years, newly observed toxicities, or worsening of known toxicities, in patients receiving gabapentin, baclofen, L-Dopa or tranexamic acid could result in increased regulatory scrutiny of XP13512, XP19986, XP21279 and XP21510, respectively.

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

Additionally, problems with approved products marketed by third parties that utilize the same therapeutic target as the parent drug of our product candidates could adversely affect the development of our product candidates. For example, the product withdrawals of Vioxx by Merck & Co., Inc. and Bextra from Pfizer in 2005 due to safety issues has caused other drugs that have the same therapeutic target, such as Celebrex from Pfizer, to receive additional scrutiny from regulatory authorities. If either gabapentin or pregabalin, a drug from Pfizer that is marketed as Lyrica, encounters unexpected toxicity problems in humans, the FDA may delay or prevent the regulatory approval of XP13512 since it is a member of the same class of drugs and shares the same therapeutic target as gabapentin and pregabalin. In 2005, the FDA requested that all makers of epilepsy drugs, including Neurontin, analyze their clinical trial data to determine whether these drugs increase the risk of suicide in patients. In January 2008, the FDA warned doctors that 11 antiepileptic drugs, including gabapentin, increased suicide-related risk in patients, especially epileptics. Finally, if the FDA determines that a drug may present a risk of substance abuse, it can recommend to the DEA that the drug be scheduled under the Controlled Substances Act. While gabapentin is not a scheduled drug at the present time, pregabalin has been scheduled as a controlled substance. Since pregabalin is a scheduled drug, it is possible that the FDA may require additional testing of XP13512, the results of which could lead the FDA to conclude that XP13512 should be scheduled as well. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA regulates the amount of a scheduled substance that is available for clinical trials and commercial distribution. Accordingly, any scheduling action that the FDA or DEA may take with respect to XP13512 may delay its clinical trial and approval process. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition.

  We may not be successful in our efforts to identify or discover additional Transported Prodrug candidates.

An important element of our strategy is to identify, develop and commercialize Transported Prodrugs that improve upon the absorption, distribution and/or metabolism of drugs that have already received regulatory approval. Other than XP13512, XP19986 and XP21279, all of our research and development programs are at a preclinical stage. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

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

We do not have a sales and marketing organization and have no experience in the sales, marketing and distribution of pharmaceutical products. There are risks involved with establishing our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. Developing an internal sales force is expensive and time-consuming. On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, as we have for XP13512 around the world and XP21510 in the United States, our product revenues will be lower than if we market and sell any products that we develop ourselves.

Under the terms of our collaboration with GSK, we are entitled to a percentage of sales of XP13512 in the GSK territory for a specified period of time, unless we elect the option to co-promote XP13512 in the United States. In the event that we elect the co-promotion option for XP13512, we would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States, as well as receive payments on details we perform on Requip XL, GSK’s development-stage product candidate for Parkinson’s disease in the United States. Subject to approval from the FDA of an NDA for XP13512, we would co-promote XP13512 in the United States to those same prescribers. If we elect the co-promotion option for XP13512, we plan to establish our own specialty sales force to sell and market our products. Under the terms of our collaboration with Xanodyne, we are entitled to a percentage of sales of XP21510 in the United States for a specified period of time and a specified percentage of sales of XP12B, Xanodyne’s formulation of tranexamic acid that is in Phase 3 clinical testing.

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

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the 2003 Medicare Act, was enacted. Under this legislation, Medicare beneficiaries are now eligible to obtain a Medicare-endorsed, drug-discount card from a choice of private sector providers. It remains difficult to predict the long-term impact of the 2003 Medicare Act on pharmaceutical companies. Usage of pharmaceuticals is likely to increase as the result of the expanded access to medicines afforded by the coverage under Medicare. Such expanded utilization, however, may be offset by the increased pricing pressure and competition due to the enhanced purchasing power of the private sector providers that negotiate on behalf of Medicare beneficiaries.

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

We estimate that we have at least five competitors in the neuropathic pain, migraine prophylaxis and RLS therapeutic areas, including GSK, Eli Lilly and Company, Johnson & Johnson and Pfizer. Competition for XP13512 could include: approved drugs that act on the same target as XP13512, such as pregabalin, Neurontin and generic gabapentin; anti-Parkinson’s disease products and product candidates, such as ropinirole from GSK and pramipexole from Boehringer Ingelheim GmbH, which are each approved for the treatment of moderate-to-severe RLS, and the rotigotine patch from Schwarz Pharma AG (member of the UCB group), which had its NDA filed with the

FDA in the fourth quarter of 2007 and is currently under FDA review for the treatment of moderate-to-severe RLS; antiepileptics, such as topiramate from Johnson & Johnson, which is approved for the prevention of migraines; and serotonin norepinephrine inhibitors, such as duloxetine from Eli Lilly, which is approved for the management of painful diabetic neuropathy. We are aware that generic gabapentin is marketed by Alpharma Inc., Pfizer, Teva and IVAX Corp, among others, and that it is prescribed off-label to treat a variety of conditions. We estimate that XP19986 could have several generic drug competitors in the spasticity area. There are several drugs approved for the treatment of spasticity, such as racemic baclofen, diazepam, dantrolene sodium and tizanidine, and many therapies in development, such as Fampridine-SR from Acorda Therapeutics, Inc. and tolperisone from Avigen, Inc., that could compete with XP19986. We estimate that we have at least six competitors in the GERD therapeutic area, including Wyeth, TAP Pharmaceutical Products Inc., Novartis, Addex Pharmaceuticals and AstraZeneca. Competition for XP21279 could include generic L-Dopa/carbidopa drugs and other drugs approved for the treatment of Parkinson’s disease. These include a combination therapy of L-Dopa/carbidopa/entecapone (marketed in the United States by Novartis as Stalevo) and dopamine agonists (marketed by Boehringer-Ingelheim, GSK and UCB as Mirapex, Requip and Neupro, respectively). In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Established pharmaceutical companies may invest heavily to quickly discover and develop novel compounds that could make product candidates obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. In addition, these third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing medicines before we do. We are also aware of other companies that may currently be engaged in the discovery of medicines that will compete with the product candidates that we are developing. In addition, in the markets that we are targeting, we expect to compete against current market-leading medicines. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition will suffer.

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

In order to commercialize our product candidates, we will need to expand the number of our managerial, operational, financial and other employees. We currently anticipate that we will need at least 150 additional employees by the time that XP13512 or XP19986 is initially commercialized, including at least 50 sales representatives. Because the projected timeframe of hiring these additional employees depends on the development status of our product candidates and because of the numerous risks and uncertainties associated with drug development, we are unable to project when we will hire these additional employees. The competition for qualified personnel in the pharmaceutical and biotechnology field is intense, and we may experience difficulties in recruiting, hiring and retaining qualified individuals.

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

We have product liability insurance that covers our clinical trials up to a $10.0 million annual aggregate limit. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for any products that we may develop. Insurance coverage is increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

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

The market prices for securities of biopharmaceutical companies in general have been highly volatile. The market price of our common stock may be influenced by many factors, including:

•	adverse results or delays in our or our collaborative partners’ clinical trials;

•	the timing of achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the receipt of regulatory approval or the establishment of commercial partnerships for one or more of our product candidates;

•	announcement of FDA approvability, approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates, our clinical trials or our sales and marketing activities;

•	actions taken by regulatory agencies with respect to products or drug classes related to our product candidates;

•	the commercial success of any of our products approved by the FDA or its foreign counterparts;

•	changes in our collaborators’ business strategies;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including infringement lawsuits;

•	announcements of technological innovations or new products by us or our competitors;

•	market conditions for the biotechnology or pharmaceutical industries in general;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	restatements of our financial results and/or material weaknesses in our internal controls; and

•	the loss of any of our key scientific or management personnel.

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

  Fluctuations in our operating results could cause our stock price to decline.

The following factors are likely to result in fluctuations of our operating results from quarter to quarter and year to year:

•	adverse results or delays in our or our collaborative partners’ clinical trials;

•	the timing and achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the receipt of regulatory approval or the establishment of a commercial partnership for one or more of our product candidates;

•	announcement of FDA approvability, approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates, our clinical trials or our sales and marketing activities;

•	actions taken by regulatory agencies with respect to products or drug classes related to our product candidates;

•	the commercial success of any of our products approved by the FDA or its foreign counterparts;

•	changes in our collaborators’ business strategies;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including infringement lawsuits; and

•	announcements of technological innovations or new products by us or our competitors.

Due to these fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good indication of our future performance. For example, due to the recognition of revenues from up-front and milestone payments from our collaborations with Astellas, GSK and Xanodyne, we were profitable in the three-month periods ended June 30, September 30, and December 31, 2007 and may have profitable quarters from time to time. However, while recognition of these revenues resulted in a profitable year for 2007, we continue to expect to incur losses for the next several years. In any particular financial period, the actual or anticipated fluctuations could be below the expectations of securities analysts or investors and our stock price could decline.

  Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.

As of February 1, 2008, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 29.4% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of February 1, 2008, we had 25,087,907 outstanding shares of common stock. Of these shares, up to 15,437,482 shares of common stock are tradable under Rule 144 or Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, subject in some cases to various vesting agreements, volume limitations and holding periods, and the remainder of the shares have been registered under the Securities Act and are freely tradable. In addition, 1,396,857 shares are held by our directors and executive officers and their affiliates and will be subject to volume, manner of sale and other limitations under Rule 144 under the Securities Act and various vesting agreements.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease approximately 103,000 square feet of office and laboratory space in one building in Santa Clara, California where we conduct our operations. The lease expires in September 2011, although we have the option to extend the lease for two additional terms of five years each. The 2007 annual rental amount payable under this lease was approximately $3.8 million, subject to periodic increases. Although our facilities are adequate for our existing needs, we will require additional space as our business expands in 2008.

Item 3.	Legal Proceedings.

We are not a party to any material legal proceedings at this time.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has traded on The NASDAQ Global Market under the symbol “XNPT” since June 2, 2005. As of February 1, 2008, there were approximately 136 holders of record of our common stock. No cash dividends have been paid on our common stock to date, and we currently intend to utilize any earnings for development of our business and for repurchases of our common stock. The following table sets forth, for the periods indicated, the range of high and low closing sales prices of our common stock as quoted on The NASDAQ Global Market for the two most recent fiscal years.

	High	Low

2007
4th Quarter	$58.23	$48.05
3rd Quarter	48.85	38.33
2nd Quarter	46.49	27.85
1st Quarter	28.48	23.00
2006
4th Quarter	$27.48	$20.91
3rd Quarter	22.00	16.66
2nd Quarter	24.79	16.52
1st Quarter	25.77	14.25

The closing price for our common stock as reported by The NASDAQ Global Market on February 1, 2008 was $62.21 per share.

Issuer Purchases of Equity Securities

The following table provides information relating to repurchases of our common stock in the three months ended December 31, 2007:

Approximate Dollar
			Total Number of	Value of Shares
	Total Number	Average	Shares Purchased as	that may yet be
	of Shares	Price Paid	Part of Publicly	Purchased under
Period	Purchased(1)	per Share	Announced Program	the Program

October 1, 2007 — October 31, 2007	19,098	$2.70	N/A	N/A
November 1, 2007 — November 30, 2007	—	$—	N/A	N/A
December 1, 2007 — December 31, 2007	—	$—	N/A	N/A

Total	19,098	$2.70	N/A	N/A

(1)	The 19,098 shares of our common stock were repurchased by us from an employee upon termination of service pursuant to the terms and conditions of our 1999 Stock Plan, which permits us to elect to purchase such shares at the original issuance price.

Performance Measurement Comparison(1)

The following graph shows the total stockholder return of an investment of $100 in cash on June 2, 2005 for: (i) our common stock; (ii) the Nasdaq Composite Index; and (iii) the Nasdaq Biotechnology Index as of December 31, 2007. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of Cumulative Total Return on Investment

(1)	This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of XenoPort under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	Selected Financial Data.

You should read the following selected financial data together with our audited financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other financial information included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Statement of Operations Data:
Revenues:
Collaboration revenue	$113,822	$10,606	$4,667	$8,882	$5,157
Grant revenue	—	—	86	1,073	1,074

Total revenues	113,822	10,606	4,753	9,955	6,231

Operating expenses:
Research and development	74,397	65,434	38,698	33,384	25,718
General and administrative	18,652	14,834	10,989	8,154	5,852

Total operating expenses	93,049	80,268	49,687	41,538	31,570

Income (loss) from operations	20,773	(69,662)	(44,934)	(31,583)	(25,339)
Interest income	8,198	5,634	2,258	674	527
Interest and other expense	(156)	(285)	(233)	(333)	(519)

Income (loss) before income taxes	28,815	(64,313)	(42,909)	(31,242)	(25,331)
Income tax provision	622	—	—	—	—

Net income (loss)	28,193	(64,313)	(42,909)	(31,242)	(25,331)
Convertible preferred stock dividend	—	—	(969)	(97)	—

Income (loss) applicable to common stockholders	$28,193	$(64,313)	$(43,878)	$(31,339)	$(25,331)

Basic income (loss) per share applicable to common stockholders	$1.14	$(2.91)	$(3.69)	$(25.51)	$(26.79)

Diluted income (loss) per share applicable to common stockholders	$1.08	$(2.91)	$(3.69)	$(25.51)	$(26.79)

Shares used to compute basic income (loss) per share applicable to stockholders	24,773	22,101	11,898	1,229	946

Shares used to compute diluted income (loss) per share applicable to stockholders	25,992	22,101	11,898	1,229	946

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$160,141	$118,854	$91,918	$60,245	$28,318
Working capital	138,685	101,527	84,602	51,997	21,451
Restricted investments	1,771	1,699	3,205	3,169	3,020
Total assets	172,877	128,665	101,908	71,693	39,636
Current portion of equipment financing obligations	176	500	714	1,068	2,416
Noncurrent portion of equipment financing obligations	5	181	680	1,325	668
Accumulated deficit	176,063	204,256	139,943	96,065	64,726
Total stockholders’ equity (deficit)	125,537	83,285	65,642	(91,379)	(63,694)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of drugs. We intend to focus our development and commercialization efforts on potential treatments of central nervous system, or CNS, disorders. Our most advanced product candidate, XP13512 is currently being evaluated for the treatment of restless legs syndrome, or RLS, in a Phase 3 clinical program in the United States and has also successfully completed a Phase 2a clinical trial for the management of post-herpetic neuralgia, or PHN, in the United States. One of our partners, Astellas Pharma Inc., is evaluating this product candidate in two separate Phase 2 clinical trials in Japan for the treatment of painful diabetic neuropathy, or PDN, and RLS. Another of our partners, Glaxo Group Limited, or GSK, plans to evaluate XP13512 for PHN, PDN and migraine prophylaxis. We are evaluating our second product candidate, XP19986, for the potential treatment of gastroesophageal reflux disease, or GERD, and for the potential treatment of spasticity in separate Phase 2 clinical trials. We initiated a Phase 1 clinical trial of our third product candidate, XP21279, that we plan to evaluate as a potential treatment for Parkinson’s disease.

Our current portfolio of proprietary product candidates includes the following:

•	XP13512 for RLS. XP13512 is a Transported Prodrug of gabapentin. XP13512 is currently being evaluated for the treatment of RLS in a Phase 3 clinical program in the United States and in a Phase 2 clinical trial in Japan. RLS is characterized by an irresistible urge to move one’s legs, usually accompanied by unpleasant sensations or pain in the legs. We have announced top-line data from two RLS Phase 3 clinical trials that demonstrated statistically significant improvements compared to placebo on the primary endpoints of these trials and that XP13512 was generally well tolerated.

•	XP13512 for Neuropathic Pain. We have also shown in a Phase 2a clinical trial that XP13512 is effective for the management of PHN, a chronic type of neuropathic pain that can follow the resolution of shingles. XP13512 is being studied by our partner, Astellas, in a Phase 2 clinical trial in Japan for the treatment of PDN, a chronic type of neuropathic pain that results from diabetes. Our partner, GSK, has announced that it intends to initiate in the first quarter of this year a neuropathic pain program that will include two Phase 2 clinical trials designed to show the safety and efficacy of XP13512 in the management of PHN, as well as a Phase 2 clinical trial designed to show the safety and efficacy of XP13512 in the treatment of PDN.

•	XP13512 for Migraine Prophylaxis. Migraine is a neurological disorder characterized by recurrent headache attacks that are usually accompanied by various combinations of symptoms, including nausea and vomiting, as well as distorted vision and sensitivity to light and sound. Migraine prophylaxis is designed to reduce the frequency and severity of migraine attacks. GSK has announced plans to initiate in the second half of this year parallel, pivotal Phase 3 clinical trials designed to show the safety and efficacy of XP13512 in preventing migraines in patients, along with a long-term clinical trial designed to establish safety in this patient population, following agreement with the U.S. Food and Drug Administration, or FDA.

•	XP19986 for GERD. XP19986 is a Transported Prodrug of R-baclofen that we are developing for the treatment of GERD, which is a digestive system disorder caused primarily by transient relaxations of the lower esophageal sphincter, which is a combination of muscles that controls the junction between the esophagus and the stomach. GERD is characterized by the frequent, undesirable passage of stomach contents into the esophagus that results in discomfort and potential damage to the lining of the esophagus. We have successfully completed a Phase 2a clinical trial indicating that single doses of XP19986 were well tolerated and produced statistically significant reductions in the number of reflux episodes in patients with GERD. We initiated a second Phase 2 clinical trial of XP19986 in patients with GERD in the fourth quarter of 2007.

•	XP19986 for Spasticity. XP19986 is also a potential treatment for spasticity, a condition in which certain muscles are continuously contracted, causing stiffness or tightness of muscles that interferes with movement or speech. Racemic baclofen, which contains both R-baclofen and S-baclofen, is currently approved in the United States for the treatment of spasticity resulting from multiple sclerosis, spinal cord injury and other spinal cord diseases. We believe that spasticity patients may benefit from XP19986 due to less frequent dosing and a more desirable pharmacokinetic profile than racemic baclofen. We initiated a Phase 2 clinical trial of XP19986 in spinal cord injury patients with spasticity in the fourth quarter of 2007.

•	XP21279 for Parkinson’s Disease. XP21279 is a Transported Prodrug of levodopa, or L-Dopa, that we are developing for the treatment of Parkinson’s disease, a neurological disorder of the elderly, characterized by tremor, rigidity and loss of reflexes. We initiated a Phase 1 clinical trial to evaluate the safety and pharmacokinetics of XP21279 in the fourth quarter of 2007.

•	XP20925 for Migraine. XP20925 is a Transported Prodrug of propofol that is in preclinical development for the treatment of migraine. We have commenced preclinical development activities to support the filing of an investigational new drug application, or IND, for XP20925.

•	XP21510 for the Treatment of Women with Menorrhagia. XP21510 is a Transported Prodrug of tranexamic acid. Tranexamic acid is a man-made derivative of the naturally occurring amino acid lysine and works to inhibit, on a molecular basis, the break down of blood clots. It is approved in many countries in Europe and Asia for the treatment of women with menorrhagia, or heavy menstrual bleeding. In October 2007, we announced an exclusive license agreement for the development and commercialization of XP21510 by Xanodyne Pharmaceuticals, Inc. in the United States.

We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated any product revenues. We have funded our research and development operations primarily through sales of our preferred stock, our initial and follow-on public offerings, non-equity payments from our collaborators and government grants. We have received additional funding from capital lease financings and interest earned on investments. Prior to the three months ended June 30, 2007, we had incurred net losses since our inception. However, due to the recognition of revenues from up-front and milestone payments from our collaborations with GSK, Astellas and Xanodyne we were profitable in the three-month periods ended June 30, September 30, and December 31, 2007 and may have profitable quarters from time to time. While recognition of these revenues resulted in a profitable year for 2007, we continue to expect to incur losses for the next several years as we expand our research and development activities and seek to advance our product candidates into later stages of development. We expect our research and development expenses to increase in the foreseeable future due to increasing headcount, investment in our preclinical development programs and XP19986 development costs, partially offset by decreasing expenses for our XP13512 Phase 3 RLS clinical program. Subject to regulatory approval of any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses if we establish a North American specialty sales force. As of December 31, 2007, we had an accumulated deficit of approximately $176.1 million.

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

In December 2005, we entered into an agreement in which we licensed to Astellas exclusive rights to develop and commercialize XP13512 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (collectively referred to as the Astellas territory). We received an initial license payment of $25.0 million from Astellas. The terms of the agreement also specify clinical and regulatory milestone payments totaling up to a maximum of $60.0 million, including milestone payments of $10.0 million upon initiation of our first Phase 3 clinical trial of XP13512 in RLS patients in the United States, which we received in April 2006, and $5.0 million at the completion of our first Phase 3 clinical trial of XP13512 in RLS patients in the United States, which we received in May 2007. We will receive royalties on any sales of XP13512 in the Astellas territory at a royalty rate in the mid-teens on a percentage basis. As of December 31, 2007, we had recognized an aggregate of $18.2 million of revenue pursuant to this agreement.

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

In February 2007, we announced an exclusive collaboration with GSK to develop and commercialize XP13512 worldwide, excluding the Astellas territory (collectively referred to as the GSK territory). GSK made an up-front, non-refundable license payment to us of $75.0 million, that we received in March 2007, and GSK has agreed to make additional payments of up to $275.0 million upon the achievement of clinical and regulatory milestones, of which $32.0 million has been received to date, and up to $290.0 million upon the achievement of specified sales levels. Under the terms of the agreement, GSK is responsible for all future development costs, with the exception of specified development costs that we will assume in connection with the development of XP13512 for RLS in the United States. We are entitled to receive royalties based upon a percentage of sales of XP13512 in the GSK territory for a specified period of time, unless we elect the option to co-promote XP13512 in United States. In the event that we elect the co-promotion option for XP13512, we would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States for so long as XP13512 is sold, as well as receive payments on details we perform in the United States on Requip XL, GSK’s development-stage product candidate for Parkinson’s disease. Subject to FDA approval of the new drug application, or NDA, for XP13512, we would co-promote XP13512 in the United States to those same prescribers. As of December 31, 2007, we had recognized an aggregate of $104.9 million of revenue pursuant to this agreement.

In October 2007, we announced an exclusive license agreement for the development and commercialization of XP21510 in the United States by Xanodyne for the potential treatment of women diagnosed with menorrhagia. In exchange for these rights, we are entitled to receive up-front, non-refundable cash payments totaling $12.0 million, of which $6.0 million was paid to us upon execution of the agreement and the remaining $6.0 million is due on the 12-month anniversary of the execution date. We are eligible to receive aggregate cash payments of up to

$130.0 million upon the achievement of certain development, regulatory and commercial milestones with respect to XP21510, as well as aggregate cash payments of up to $5.0 million upon the achievement of certain development, regulatory and commercial milestones with respect to Xanodyne’s tranexamic acid product candidate, known as XP12B, that is currently in Phase 3 clinical development. In addition, we are entitled to receive tiered, double-digit royalty payments on potential future sales of XP21510, as well as escalating single-digit royalties on potential future sales of XP12B. As of December 31, 2007, we had recognized an aggregate of $1.5 million of revenue pursuant to this agreement.

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

Revenue Recognition

We have entered into collaboration agreements with ALZA, Astellas, GSK, Pfizer and Xanodyne, each of which contains multiple elements. We account for these agreements in accordance with the provisions of Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables. We considered a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the various elements can be considered separate units of accounting, whether there is objective and reliable evidence of fair value for these elements and whether there is a separate earnings process associated with a particular element of an agreement. Specifically, we account for each of these typical elements as follows:

•	Up-front, licensing-type fees. To date, these types of fees have been classified within the collaboration agreements as license fees, access fees, rights fees and initial licensing fees, and each of them was non-refundable and payable in connection with the execution of the contract. Up-front, licensing-type payments are assessed to determine whether or not the licensee is able to obtain any stand-alone value from the license. Where this is not the case, we do not consider the license deliverable to be a separate unit of accounting, and we defer the revenue with revenue recognition for the license fee being assessed in conjunction with the other deliverables that constitute the combined unit of accounting.

•	Milestones. We assess milestones on an individual basis and recognize revenue from these milestones when earned, as evidenced by acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination, or progress towards the culmination, of an earnings process and (iii) the milestone payment is non-refundable. Where separate milestones do not meet these criteria, we typically default to a performance-based model, with revenue recognition following delivery of effort as compared to an estimate of total expected effort. Milestones that are received after all substantive deliverables have occurred are considered to be bonus payments and are recognized upon receipt of the cash, assuming all of the other revenue recognition criteria are met.

•	Collaborative research payments. Generally, the payments received are based on a contractual cost per full-time equivalent employee working on the project, and we recognize revenue related to these payments as the services are performed over the related funding periods for each agreement.

•	Grant revenues. Grant revenues are recognized as research is performed. Grant revenues are non-refundable.

•	Combined units of accounting. Where there are multiple deliverables combined as a single unit of accounting, revenues are deferred and recognized over the period which we remain obligated to perform services or deliver product. The specific methodology for the recognition of the revenue (e.g., straight-line or according to specific performance criteria) is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract.

Our collaboration agreements also include potential payments for commercial product supply, product royalties and sharing of operating profits. To date, we have not received revenue from these sources.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with selected service providers and make adjustments, if necessary. To date, we have not adjusted our estimate at any particular balance sheet date in any material amount. Examples of estimated accrued expenses include:

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, issued by the Financial Accounting Standards Board, or FASB. SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, for stock options and stock purchase rights granted under the 2005 Employee Stock Purchase Plan, or the ESPP, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. We previously applied Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock Compensation.

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

We elected to adopt SFAS 123R using the modified prospective application method, which was applied to the unvested portion of options granted prior to January 1, 2006 and all options granted after January 1, 2006. The effect of recording stock-based compensation under SFAS 123R for the years ended December 31, 2007 and 2006 was $8.9 million and $5.4 million, respectively. As of December 31, 2007, the total compensation cost related to unvested options and awards not yet recognized was $20.2 million. This amount will be recognized over an estimated weighted-average amortization period of 2.78 years.

In connection with the adoption of SFAS 123R, we reassessed our valuation method and related assumptions. We estimate the fair value of stock options and stock purchase rights using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R and Staff Accounting Bulletin No. 107 and with the method used to compute our prior period pro forma disclosures of loss available to common stockholders, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, and the resulting charge is expensed using the straight-line attribution method over the vesting period. Restricted stock units are measured at the fair value of our common stock on the date of grant and expensed over the period of vesting using the straight-line attribution approach.

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

We account for stock compensation arrangements to non-employees in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

Income Taxes

Effective January 1, 2007, we adopted the provisions of Financial Accounting Standard Board, Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109. The interpretation applies to all tax positions accounted for in accordance with SFAS 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date.

We file income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, we have not been audited by the Internal Revenue Service or any state income tax jurisdiction.

Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to us in relation to the underpayment of income taxes.

We generated net losses since inception through the year ended December 31, 2006 and accordingly did not record a provision for income taxes. For the year ended December 31, 2007, we generated net income and as a result recognized an income tax expense of $0.6 million related to U.S. federal and state Alternative Minimum Tax. As of December 31, 2007, our total deferred tax assets were $82.9 million. The deferred tax assets were primarily comprised of federal and state tax net operating loss, or NOL, carryforwards. Due to uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our NOL carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred. If necessary, the deferred tax assets will be reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

Research and Development Expenses

Research and development expenses consist of costs associated with both partnered and unpartnered research activities, as well as costs associated with our drug discovery efforts, conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Research and development expenses are comprised of: external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, where a substantial portion of our preclinical studies and all of our clinical trials are conducted, third-party manufacturing organizations, where a substantial portion of our preclinical supplies and all of our clinical supplies are produced, and consultants; employee-related expenses, which include salaries and benefits; and facilities, depreciation and amortization and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies. We use our employee and infrastructure resources across multiple research projects, including our drug development programs. We do not allocate our employee and infrastructure costs on a project-by-project basis.

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

			Estimated	Related R&D Expenses
			Completion of	Year Ended December 31,
Product Candidate	Description	Phase of Development	Current Phase	2007	2006	2005
				(In thousands)

Clinical development
XP13512	RLS	Phase 3	2008	$30,116	$31,834	$13,508
XP19986	GERD	Phase 2	2008
	Spasticity	Phase 2	2008	9,718	4,112	3,857
XP21279	Parkinson’s disease	Phase 1	2008	900	—	—
Other(1)				13,752	12,874	6,195

Total clinical development				54,486	48,820	23,560
Research and preclinical(2)				19,911	16,614	15,138

Total research and development				$74,397	$65,434	$38,698

(1)	“Other” constitutes internal clinical development costs for our product candidates that are not directly allocated to XP13512, XP19986 or XP21279. For the year ended December 31, 2007, “other” expenses consisted primarily of personnel costs of $10.4 million and office and facilities overhead costs of $2.7 million.

(2)	For the year ended December 31, 2007, “research and preclinical” expenses consisted primarily of personnel costs of $12.3 million, office and facilities overhead costs of $3.8 million and equipment and services costs of $2.4 million.

The largest component of our total operating expenses is our ongoing investment in our research and development activities, including the clinical development of our product candidate pipeline. We expect our research and development expenses to increase in the foreseeable future due to increasing headcount, investment in our preclinical development programs and clinical development costs for XP19986, partially offset by decreasing expenses for our XP13512 Phase 3 RLS clinical program. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. We consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each product candidate and clinical program may be impacted by a variety of factors, including, among others, the quality of the product candidate, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. Furthermore, our strategy includes entering into additional collaborations with third parties to participate in the development and commercialization of at least some of our product candidates. In situations in which third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date is largely under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates.

Results of Operations

Years Ended December 31, 2007, 2006 and 2005

Revenues

				2006 to 2007		2005 to 2006
	Year Ended December 31,			Change		Change
	2007	2006	2005	$	%	$	%
	(In thousands, except percentages)

Revenues	$113,822	$10,606	$4,753	$103,216	973%	$5,853	123%

Revenues in 2007 resulted from our collaborations with Astellas, GSK and Xanodyne. Revenues in 2006 resulted from our collaboration with Astellas. Revenues in 2005 resulted primarily from our research collaborations with ALZA and Pfizer.

The increase in revenues in 2007 compared to 2006 was primarily the result of a $104.9 million increase in revenues in 2007 due to revenues recognized from up-front and milestone payments under our GSK agreement that was executed in February 2007.

The increase in revenues in 2006 compared to 2005 was primarily the result of the following factors:

•	a $10.5 million increase in revenues in 2006 due to the recognition of revenues associated with up-front and milestone payments from our collaboration with Astellas; partially offset by

•	a $1.9 million decrease in revenues due to the conclusion of the ALZA collaboration in March 2005; and

•	a $2.6 million decrease in revenues due to the conclusion of the Pfizer collaboration in November 2005.

We expect revenues to fluctuate in the future primarily depending upon our progress against the deliverables specified in the terms of our collaboration with GSK, the timing of milestone-related activities under our Astellas and Xanodyne collaborations and the extent to which we enter into new collaborative agreements.

Research and Development Expenses

Of the total research and development expenses for the years ended December 31, 2007, 2006 and 2005, the costs associated with research and preclinical and clinical development activities approximated the following:

				2006 to 2007		2005 to 2006
	Year Ended December 31,			Change		Change
	2007	2006	2005	$	%	$	%
	(In thousands, except percentages)

Research and preclinical	$19,911	$16,614	$15,138	$3,297	20%	$1,476	10%
Clinical development	54,486	48,820	23,560	5,666	12%	25,260	107%

Total research and development	$74,397	$65,434	$38,698	$8,963	14%	$26,736	69%

The increase in research and development expenses for 2007 compared to 2006 was principally due to the following:

•	increased net costs for XP19986 of $5.6 million due to increased manufacturing, clinical and toxicology costs;

•	increased personnel costs of $5.9 million, including non-cash stock-based compensation of $2.3 million, and facilities costs of $0.4 million, partially offset by;

•	decreased net costs for XP13512 of $1.7 million due to decreased manufacturing and toxicology costs, offset by increased clinical and consulting costs; and

•	decreased net costs for XP21279 of $1.3 million due to increased clinical costs, offset by decreased toxicology and absorption, distribution, metabolism and excretion, or ADME, costs.

The increase in research and development expenses for 2006 compared to 2005 was principally due to the following:

•	increased net costs for XP13512 of $18.3 million due to increased clinical trial, manufacturing and consulting costs, offset by decreased toxicology costs;

•	increased net costs for XP19986 of $0.3 million due to increased clinical trial and manufacturing costs, offset by decreased toxicology costs;

•	increased net costs for XP21279 of $2.1 million due to manufacturing, toxicology and preclinical costs; and

•	increased personnel costs of $5.0 million, including non-cash stock-based compensation of $1.9 million, service and travel costs of $0.6 million and consulting costs of $0.4 million.

We expect our research and development expenses to increase in the foreseeable future due to increasing headcount, investment in our preclinical development programs and XP19986 development costs, partially offset by decreasing expenses for our XP13512 Phase 3 RLS clinical program. The timing and amount of these increases will primarily depend upon the costs associated with our Phase 3 clinical program in RLS for XP13512, our Phase 2 clinical trials in GERD and spasticity for XP19986 and the outcomes of current and future clinical trials for XP19986 and XP21279, as well as the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.

General and Administrative Expenses

				2006 to 2007		2005 to 2006
	Year Ended December 31,			Change		Change
	2007	2006	2005	$	%	$	%
	(In thousands, except percentages)

General and administrative	$18,652	$14,834	$10,989	$3,818	26%	$3,845	35%

The increase in general and administrative expenses in 2007 compared to 2006 was primarily due to increased personnel and related costs of $3.1 million, including non-cash stock-based compensation of $1.3 million, resulting from an increase in headcount.

The increase in general and administrative expenses in 2006 compared to 2005 was primarily due to increased personnel and related costs of $3.3 million, including non-cash stock-based compensation of $0.9 million, resulting from an increase in headcount.

We expect that general and administrative expenses will continue to increase in the future due to increased personnel, expanded infrastructure and increased consulting and legal services.

Interest Income and Interest and Other Expense

				2006 to 2007		2005 to 2006
	Year Ended December 31,			Change		Change
	2007	2006	2005	$	%	$	%
	(In thousands, except percentages)

Interest income	$8,198	$5,634	$2,258	$2,564	46%	$3,376	150%
Interest and other expense	156	285	233	(129)	(45)%	52	22%

Interest income for 2007, 2006 and 2005 resulted primarily from earnings on investments. The increase in interest income in 2007 compared to 2006, and 2006 compared to 2005, was due to higher average cash and cash equivalents and short-term investment balances.

The decrease in interest and other expense in 2007 compared to 2006 was due to the continuing reduction of our equipment financing obligations. The increase in interest and other expense in 2006 compared to 2005 was due to an increase in franchise tax costs and loss on sale of capital assets.

Income Taxes

We recorded $0.6 million, $0 million and $0 million, respectively, of current income tax expense for the years ended December 31, 2007, 2006 and 2005. The income tax expense recognized for the year ended December 31, 2007 resulted from our full year effective tax rate of 2.2% related to federal and state Alternative Minimum Tax and other temporary differences. We incurred net operating losses in 2006 and 2005 and accordingly did not record a provision for income taxes in either of these years. While recognition of revenues resulted in a profitable year for 2007, we continue to expect to incur losses for the next several years as we expand our research and development activities and seek to advance our product candidates into later stages of development. As a result, we do not expect to incur income taxes in the next several years.

Liquidity and Capital Resources

	Year Ended December 31,
	2007	2006	2005

Cash provided by (used in):
Operating activities	$36,374	$(49,851)	$(14,859)
Investing activities	(37,093)	(32,380)	(46,942)
Financing activities	3,823	75,000	47,335
Capital expenditures (included in investing activities above)	(5,260)	(1,355)	(872)

Due to our significant research and development expenditures and the lack of regulatory agency approvals to sell products, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our preferred stock, our initial and follow-on public offerings, non-equity payments from our collaborators and government grants. We have received additional funding from capital lease financings and interest earned on investments, each as described more fully below. At December 31, 2007, we had available cash and cash equivalents and short-term investments of $160.1 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash provided by (used in) operating activities was $36.4 million, $(49.9) million and $(14.9) million in the years ended December 31, 2007, 2006 and 2005, respectively. The net cash provided by operating activities in 2007 primarily reflected the net income for the period, and to a lesser extent, adjustments for non-cash items and changes in operating assets and liabilities. The net cash used in operating activities 2006 and 2005 primarily reflected the net loss for those periods, offset in part by the impact of non-cash depreciation and amortization, stock-based compensation and changes in operating assets and liabilities.

Net cash used in investing activities was $37.1 million, $32.4 million and $46.9 million in the years ended December 31, 2007, 2006 and 2005, respectively. Cash used in investing activities was primarily related to purchases of investments, net of proceeds from sales and maturities of investments, and to a lesser extent, purchases of property and equipment.

Net cash provided by financing activities was $3.8 million, $75.0 million and $47.3 million in the years ended December 31, 2007, 2006 and 2005, respectively. Net cash provided by financing activities was primarily attributable to the proceeds from the issuances of common stock and the exercise of stock options and warrants in 2007 of $4.4 million and proceeds from our follow-on public offering of $73.8 million in 2006 and our initial public offering of $46.4 million in 2005, partially offset in all periods by principal payments on our equipment financings.

We believe that our existing capital resources and expected milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements through the end of 2009. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our collaborations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the cost of manufacturing clinical, and establishing commercial, supplies of our product candidates and any products that we may develop;

•	the timing of any milestone payments under our collaborative arrangements;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue clinical trials for one or more of our product candidates, we may delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates or we could be required to delay, scale back or eliminate some or all of our research and development programs. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. To the extent that we raise additional capital through equity financings, dilution to our stockholders would result. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us.

Contractual Obligations

Our future contractual obligations at December 31, 2007 were as follows (in thousands):

		Less Than	1-3	3-5
Contractual Obligations	Total	1 Year	Years	Years

Equipment financing obligations	$188	$183	$5	$—
Operating lease obligations	16,240	3,956	8,303	3,981

Total fixed contractual obligations	$16,428	$4,139	$8,308	$3,981

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

In December 2007, the EITF reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01. EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 is effective for us in the first quarter of fiscal 2009. We do not expect the adoption of EITF 07-01 to have a material impact on either our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2007, we had cash and cash equivalents and short-term investments of $160.1 million consisting of cash and highly liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amount of $4.5 million, $4.2 million and $5.6 million during the years ended December 31, 2007, 2006 and 2005, respectively, to this European contract manufacturer. We are subject to exposure to fluctuations in foreign exchange rates in connection with these agreements. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is incorporated herein by reference to the financial statements and schedule listed in Item 15 (1) and (2) of Part IV of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

Ernst & Young LLP, an independent registered public accounting firm, has audited our financial statements included herein and has issued an audit report on the effectiveness of our internal control over financial reporting, which report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of XenoPort, Inc.

We have audited XenoPort, Inc.’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). XenoPort Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, XenoPort, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of XenoPort, Inc. as of December 31, 2007 and 2006, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 of XenoPort, Inc. and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
February 20, 2008

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III.

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we intend to file our definitive proxy statement for our 2008 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Securities Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to our executive officers may be found under the caption, “Executive Officers of the Registrant” in Item 1 of this Annual Report on Form 10-K. The information required by this item relating to our directors and nominees, including information with respect to our audit committee, audit committee financial experts and procedures by which stockholders may recommend nominees to our board of directors, may be found under the section entitled “Proposal 1 — Election of Directors” appearing in the Proxy Statement. Such information is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act may be found under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our Proxy Statement. Such information is incorporated herein by reference.

In 2005, we adopted a code of ethics that applies to our employees, officers and directors and incorporates guidelines designed to deter wrongdoing and to promote the honest and ethical conduct and compliance with applicable laws and regulations. In addition, the code of ethics incorporates our guidelines pertaining to topics such as conflicts of interest and workplace behavior. We have posted the text of our code of ethics on our Web site at www.XenoPort.com in connection with “Investor Relations/Corporate Governance” materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our Web site in the future.

Item 11.	Executive Compensation.

The information required by this item is included in our Proxy Statement under the sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2007:

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected
	Warrants and Rights	and Rights	in Column
Plan Category	(a)	(b)	(a)

Equity compensation plans approved by security holders:
1999 Stock Option Plan(1)	698,245	$3.97	—
2005 Equity Incentive Plan(2)	1,808,446	$22.70	1,268,627
2005 Non-Employee Directors’ Stock Option Plan(3)	206,666	$29.37	63,334
2005 Employee Stock Purchase Plan(4)	—	—	501,689
Equity compensation plans not approved by security holders:
None	—	—	—

Total	2,713,357	$18.52	1,833,650

(1)	In December 1999, we adopted the 1999 Stock Option Plan, or the 1999 Plan, which was terminated in June 2005 in connection with our initial public offering so that no further awards may be granted under the 1999 Plan. Although the 1999 Plan has terminated, all outstanding options will continue to be governed by their existing terms.

(2)	In January 2005, we adopted the 2005 Equity Incentive Plan, or the 2005 Incentive Plan, which became effective in June 2005 in connection with our initial public offering. A total of 2,000,000 shares of common stock were initially authorized for issuance under the 2005 Incentive Plan. Our board of directors may increase the share reserve as of each January 1, from January 1, 2006 through January 1, 2015, by an amount determined by our board; provided, however that the increase for any year may not exceed the lesser of (1) 2.5% of the total number of shares of our common stock outstanding on the December 31st of the preceding calendar year or (2) 2,000,000 shares. During the year ended December 31, 2007, the annual increase to the 2005 Incentive Plan reserve was 617,663 shares.

(3)	In January 2005, we adopted the 2005 Non-Employees Directors’ Stock Option Plan, or the Directors’ Plan, which became effective in June 2005 in connection with our initial public offering. The Directors’ Plan provides for the automatic grant of options to purchase shares of our common stock to non-employee directors. A total of 150,000 shares of our common stock were initially authorized for issuance under the Directors’ Plan. Our board of directors may increase the share reserve as of each January 1, from January 1, 2006 through January 1, 2015, by an amount determined by our board; provided, however that the increase for any year may not exceed the excess of (1) the number of shares of our common stock subject to options granted under the plan during the preceding calendar year over (2) the number of shares added back to the share reserve during the preceding calendar year. During the year ended December 31, 2007, the annual increase to the Directors’ Plan reserve was 70,000 shares.

(4)	In January 2005, we adopted the 2005 Employee Stock Purchase Plan, or the ESPP, which became effective in June 2005 in connection with our initial public offering. The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price of our common stock at the beginning of the offering period or 85% of the closing price of our common stock on the date of purchase. A total of 250,000 shares of our common stock were initially authorized for issuance under the ESPP. Our board of directors may increase the share reserve as of each January 1, from January 1, 2006 through January 1, 2015, by an amount determined by our board; provided, however that the increase for any year may not exceed the lesser of (1) 1% of the total number of shares of our common stock outstanding on the December 31st of the preceding calendar year or (2) 250,000 shares. During the year ended December 31, 2007, the annual increase to the ESPP reserve was 247,065 shares.

The information required by this item relating to security ownership of certain beneficial owners and management is included in our Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is included in our Proxy Statement under the sections entitled “Transactions with Related Persons” and “Proposal 1 — Election of Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the information included in our Proxy Statement under the section entitled “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV.

Item 15.	Exhibits, Financial Statement Schedules.

1. Index to Financial Statements

The following Financial Statements are included herein:

2. Index to Financial Statement Schedules

None.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated statements or notes thereto.

3. Exhibits — The following exhibits are included herein or incorporated herein by reference:

Exhibit
Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)
4.1	Specimen Common Stock Certificate(3)

Exhibit
Number		Description of Document

4.2		Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company(4)
4.3		Form of Right Certificate(5)
10	.1*	Form of Indemnification Agreement between the Company and its officers and directors(6)
10	.2*	Form of Employee Proprietary Information Agreement between the Company and its executive officers(4)
10.3		Lease Agreement, dated September 24, 2001, by and between the Company and Sobrato Interests(4)
10.4		Sublease Agreement, dated April 30, 2004, by and between the Company and ILYPSA, Inc.(4)
10	.4.1	Sublease Termination Agreement, dated January 22, 2007, by and between the Company and ILYPSA, Inc.(7)
10	.5*	1999 Stock Plan(4)
10	.6*	Form of Stock Option Agreement under the 1999 Stock Plan(4)
10	.7*	2005 Equity Incentive Plan(6)
10	.8*	Form of Option Agreement under the 2005 Equity Incentive Plan(6)
10	.9*	Form of Stock Unit Award Agreement under the 2005 Equity Incentive Plan(8)
10	.10*	2005 Non-Employee Directors’ Stock Option Plan(3)
10	.11*	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan(3)
10	.12*	2005 Employee Stock Purchase Plan(6)
10	.13*	Form of 2005 Employee Stock Purchase Plan Offering Document(6)
10	.14*	Form of Change of Control Agreement between the Company and certain of its officers, dated November 7, 2007(9)
10	.15*	Change of Control Agreement between the Company and Ronald W. Barrett, dated November 7, 2007(10)
10	.16*	Change of Control Agreement between the Company and William J. Rieflin, dated November 7, 2007(11)
10	.17*	Change of Control Agreement between the Company and William G. Harris, dated November 7, 2007(12)
10	.18*	Change of Control Agreement between the Company and Kenneth C. Cundy, dated November 7, 2007(13)
10	.19*	Change of Control Agreement between the Company and Mark A. Gallop, dated November 7, 2007(14)
10	.20*	Change of Control Agreement between the Company and David R. Savello, dated November 7, 2007(15)
10	.21*	Amended and Restated Employment Agreement between the Company and William J. Rieflin, dated November 7, 2007(16)
10	.22*	Promissory note issued by Kenneth C. Cundy to the Company, dated December 20, 2001(4)
10	.23*	Promissory note issued by Mark A. Gallop to the Company, dated April 12, 2002(4)
10	.24*	Promissory note issued by William G. Harris to the Company, dated May 17, 2002(4)
10	.25*	XenoPort, Inc. Corporate Bonus Plan(17)
10	.26*	Termsheet for Director Cash Compensation(18)
10	.27*	Executive Compensation(19)
10	.28†	Distribution and License Agreement, dated as of December 1, 2005, between the Company and Astellas Pharma Inc.(20)
10	.29†	Development and Commercialization Agreement, dated February 7, 2007, by and between the Company and Glaxo Group Limited(21)
10	.29.1	First Amendment to Development and Commercialization Agreement, dated May 4, 2007, by and between the Company and Glaxo Group Limited(21)

Exhibit
Number		Description of Document

10	.30††	Licensing Agreement, dated as of October 12, 2007, between the Company and Xanodyne Pharmaceuticals, Inc.(22)
10.31		Rights Agreement, dated as of December 15, 2005, by and between the Company and Mellon Investor Services LLC(23)
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (included in the signature page hereto)
31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(24)

*	Represents a management contract or compensation plan or arrangement.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

††	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to Exhibit 3.1 of our current report of Form 8-K, filed with the SEC on December 16, 2005.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Incorporated herein by reference to Exhibit 4.1 of our current report of Form 8-K, filed with the SEC on December 16, 2005.

(6)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on March 2, 2005.

(7)	Incorporated herein by reference to the same numbered exhibit of our annual report on Form 10-K (File No. 000-51329) for the period ended December 31, 2007, as filed with the SEC on March 7, 2007.

(8)	Incorporated herein by reference to Exhibit 10.30 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2007, as filed with the SEC on August 9, 2007.

(9)	Incorporated herein by reference to Exhibit 10.13 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(10)	Incorporated herein by reference to Exhibit 10.14 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(11)	Incorporated herein by reference to Exhibit 10.15 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(12)	Incorporated herein by reference to Exhibit 10.17 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(13)	Incorporated herein by reference to Exhibit 10.31 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(14)	Incorporated herein by reference to Exhibit 10.32 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(15)	Incorporated herein by reference to Exhibit 10.33 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(16)	Incorporated herein by reference to Exhibit 10.18 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(17)	Incorporated herein by reference to Exhibit 10.21 of our current report of Form 8-K, filed with the SEC on February 2, 2007.

(18)	Incorporated herein by reference to Exhibit 10.25 of our current report of Form 8-K, filed with the SEC on August 4, 2006, and incorporated herein by reference.

(19)	Incorporated herein by reference to Exhibit 10.28 of our current report of Form 8-K, filed with the SEC on February 1, 2008.

(20)	Incorporated herein by reference to Exhibit 10.27 of our current report of Form 8-K, filed with the SEC on December 2, 2005.

(21)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2007, as filed with the SEC on May 9, 2007.

(22)	Incorporated herein by reference to Exhibit 10.34 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(23)	Incorporated herein by reference to Exhibit 4.2 of our current report of Form 8-K, filed with the SEC on December 16, 2005.

(24)	This certification accompanies the annual report on Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XenoPort, Inc. (Registrant)

February 22, 2008	/s/ Ronald W. Barrett Ronald W. Barrett Chief Executive Officer and Director

February 22, 2008	/s/ William G. Harris William G. Harris Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

February 22, 2008	/s/ Martyn J. Webster Martyn J. Webster Vice President of Finance

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ronald W. Barrett Ronald W. Barrett	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2008

/s/ William G. Harris William G. Harris	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2008

/s/ Paul L. Berns Paul L. Berns	Director	February 22, 2008

/s/ John G. Freund John G. Freund	Director	February 22, 2008

/s/ Catherine J. Friedman Catherine J. Friedman	Director	February 22, 2008

/s/ Jeryl L. Hilleman Jeryl L. Hilleman	Director	February 22, 2008

/s/ Kenneth J. Nussbacher Kenneth J. Nussbacher	Director	February 22, 2008

/s/ Gary D. Tollefson Gary D. Tollefson	Director	February 22, 2008

/s/ Wendell Wierenga Wendell Wierenga	Director	February 22, 2008

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation(1)
3.2		Amended and Restated Bylaws(1)
3.3		Certificate of Designation of Series A Junior Participating Preferred Stock(2)
4.1		Specimen Common Stock Certificate(3)
4.2		Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company(4)
4.3		Form of Right Certificate(5)
10	.1*	Form of Indemnification Agreement between the Company and its officers and directors(6)
10	.2*	Form of Employee Proprietary Information Agreement between the Company and its executive officers(4)
10.3		Lease Agreement, dated September 24, 2001, by and between the Company and Sobrato Interests(4)
10.4		Sublease Agreement, dated April 30, 2004, by and between the Company and ILYPSA, Inc.(4)
10	.4.1	Sublease Termination Agreement, dated January 22, 2007, by and between the Company and ILYPSA, Inc.(7)
10	.5*	1999 Stock Plan(4)
10	.6*	Form of Stock Option Agreement under the 1999 Stock Plan(4)
10	.7*	2005 Equity Incentive Plan(6)
10	.8*	Form of Option Agreement under the 2005 Equity Incentive Plan(6)
10	.9*	Form of Stock Unit Award Agreement under the 2005 Equity Incentive Plan(8)
10	.10*	2005 Non-Employee Directors’ Stock Option Plan(3)
10	.11*	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan(3)
10	.12*	2005 Employee Stock Purchase Plan(6)
10	.13*	Form of 2005 Employee Stock Purchase Plan Offering Document(6)
10	.14*	Form of Change of Control Agreement between the Company and certain of its officers, dated November 7, 2007(9)
10	.15*	Change of Control Agreement between the Company and Ronald W. Barrett, dated November 7, 2007(10)
10	.16*	Change of Control Agreement between the Company and William J. Rieflin, dated November 7, 2007(11)
10	.17*	Change of Control Agreement between the Company and William G. Harris, dated November 7, 2007(12)
10	.18*	Change of Control Agreement between the Company and Kenneth C. Cundy, dated November 7, 2007(13)
10	.19*	Change of Control Agreement between the Company and Mark A. Gallop, dated November 7, 2007(14)
10	.20*	Change of Control Agreement between the Company and David R. Savello, dated November 7, 2007(15)
10	.21*	Amended and Restated Employment Agreement between the Company and William J. Rieflin, dated November 7, 2007(16)
10	.22*	Promissory note issued by Kenneth C. Cundy to the Company, dated December 20, 2001(4)
10	.23*	Promissory note issued by Mark A. Gallop to the Company, dated April 12, 2002(4)
10	.24*	Promissory note issued by William G. Harris to the Company, dated May 17, 2002(4)
10	.25*	XenoPort, Inc. Corporate Bonus Plan(17)
10	.26*	Termsheet for Director Cash Compensation(18)
10	.27*	Executive Compensation(19)
10	.28†	Distribution and License Agreement, dated as of December 1, 2005, between the Company and Astellas Pharma Inc.(20)

Exhibit
Number		Description of Document

10	.29†	Development and Commercialization Agreement, dated February 7, 2007, by and between the Company and Glaxo Group Limited(21)
10	.29.1	First Amendment to Development and Commercialization Agreement, dated May 4, 2007, by and between the Company and Glaxo Group Limited(21)
10	.30††	Licensing Agreement, dated as of October 12, 2007, between the Company and Xanodyne Pharmaceuticals, Inc.(22)
10.31		Rights Agreement, dated as of December 15, 2005, by and between the Company and Mellon Investor Services LLC(23)
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (included in the signature page hereto)
31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(24)

*	Represents a management contract or compensation plan or arrangement.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

††	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to Exhibit 3.1 of our current report of Form 8-K, filed with the SEC on December 16, 2005.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Incorporated herein by reference to Exhibit 4.1 of our current report of Form 8-K, filed with the SEC on December 16, 2005.

(6)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on March 2, 2005.

(7)	Incorporated herein by reference to the same numbered exhibit of our annual report on Form 10-K (File No. 000-51329) for the period ended December 31, 2007, as filed with the SEC on March 7, 2007.

(8)	Incorporated herein by reference to Exhibit 10.30 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2007, as filed with the SEC on August 9, 2007.

(9)	Incorporated herein by reference to Exhibit 10.13 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(10)	Incorporated herein by reference to Exhibit 10.14 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(11)	Incorporated herein by reference to Exhibit 10.15 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(12)	Incorporated herein by reference to Exhibit 10.17 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(13)	Incorporated herein by reference to Exhibit 10.31 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(14)	Incorporated herein by reference to Exhibit 10.32 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(15)	Incorporated herein by reference to Exhibit 10.33 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(16)	Incorporated herein by reference to Exhibit 10.18 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(17)	Incorporated herein by reference to Exhibit 10.21 of our current report of Form 8-K, filed with the SEC on February 2, 2007.

(18)	Incorporated herein by reference to Exhibit 10.25 of our current report of Form 8-K, filed with the SEC on August 4, 2006, and incorporated herein by reference.

(19)	Incorporated herein by reference to Exhibit 10.28 of our current report of Form 8-K, filed with the SEC on February 1, 2008.

(20)	Incorporated herein by reference to Exhibit 10.27 of our current report of Form 8-K, filed with the SEC on December 2, 2005.

(21)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2007, as filed with the SEC on May 9, 2007.

(22)	Incorporated herein by reference to Exhibit 10.34 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(23)	Incorporated herein by reference to Exhibit 4.2 of our current report of Form 8-K, filed with the SEC on December 16, 2005.

(24)	This certification accompanies the annual report on Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
XenoPort, Inc.

We have audited the accompanying balance sheets of XenoPort, Inc. as of December 31, 2007 and 2006, and the related statements of operations, convertible preferred stock and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XenoPort, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), XenoPort, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2008, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
February 20, 2008

XENOPORT, INC.

BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)

Current assets:
Cash and cash equivalents	$17,961	$14,857
Short-term investments	142,180	103,997
Accounts receivable	1,392	2,796
Employee note receivable and other current assets	2,682	1,332

Total current assets	164,215	122,982
Property and equipment, net	6,791	3,532
Restricted investments	1,771	1,699
Employee notes receivable and other assets	100	452

Total assets	$172,877	$128,665

Current liabilities:
Accounts payable	$1,647	$144
Accrued compensation	3,923	2,928
Accrued preclinical and clinical costs	8,726	13,430
Other accrued liabilities	2,809	1,737
Deferred revenue	8,117	2,424
Current portion of equipment financing obligations	176	500
Current portion of liability for early exercise of employee stock options	132	292

Total current liabilities	25,530	21,455
Deferred revenue	20,328	21,843
Deferred rent and other	1,455	1,696
Noncurrent portion of equipment financing obligations	5	181
Noncurrent portion of liability for early exercise of employee stock options	22	205
Commitments and Contingencies
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 60,000 shares authorized; 24,989 and 24,517 shares issued and outstanding, at December 31, 2007 and 2006, respectively	25	24
Additional paid-in capital	301,084	287,513
Notes receivable from stockholders	—	(33)
Accumulated other comprehensive income	491	37
Accumulated deficit	(176,063)	(204,256)

Total stockholders’ equity	125,537	83,285

Total liabilities and stockholders’ equity	$172,877	$128,665

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenues:
Collaboration revenue	$113,822	$10,606	$4,667
Grant revenue	—	—	86

Total revenues	113,822	10,606	4,753

Operating expenses:
Research and development	74,397	65,434	38,698
General and administrative	18,652	14,834	10,989

Total operating expenses	93,049	80,268	49,687

Income (loss) from operations	20,773	(69,662)	(44,934)
Interest income	8,198	5,634	2,258
Interest and other expense	(156)	(285)	(233)

Income (loss) before income taxes	28,815	(64,313)	(42,909)
Income tax provision	622	—	—

Net income (loss)	28,193	(64,313)	(42,909)
Convertible preferred stock dividends	—	—	(969)

Income (loss) applicable to common stockholders	$28,193	$(64,313)	$(43,878)

Basic income (loss) per share applicable to common stockholders	$1.14	$(2.91)	$(3.69)

Diluted income (loss) per share applicable to common stockholders	$1.08	$(2.91)	$(3.69)

Shares used to compute basic income (loss) per share applicable to common stockholders	24,773	22,101	11,898

Shares used to compute diluted income (loss) per share applicable to common stockholders	25,992	22,101	11,898

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

								Accumulated
						Notes		Other		Total
	Convertible				Additional	Receivable	Deferred	Comprehensive		Stockholders’
	Preferred Stock		Common Stock		Paid-In	from	Stock	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	(Loss)	Deficit	(Deficit)
	(In thousands, except share amounts)

Balance at December 31, 2004	11,749,361	$148,804	1,574,830	$2	$8,238	$(560)	$(2,894)	$(100)	$(96,065)	$(91,379)
Issuance of common stock upon exercise of warrants	—	—	693,268	—	38	—	—	—	—	38
Issuance of common stock upon exercise of options and vesting of early exercised options	—	—	451,397	—	1,516	—	—	—	—	1,516
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	40,811	—	362	—	—	—	—	362
Repurchase of common stock	—	—	(4,696)	—	(11)	—	—	—	—	(11)
Issuance of Series A convertible preferred stock upon exercise of warrants	12,249	73	—	—	(12)	—	—	—	—	(12)
Conversion of preferred stock to common stock upon IPO	(11,761,610)	(148,877)	11,761,610	12	148,866	—	—	—	—	148,878
Convertible preferred stock dividends	—	—	—	—	—	—	—	—	(969)	(969)
Exercise and conversion of convertible preferred stock dividend to common stock upon IPO	—	—	71,080	—	1,066	—	—	—	—	1,066
Proceeds from common stock issued upon IPO, net of issuance costs	—	—	5,000,000	5	46,349	—	—	—	—	46,354
Proceeds from greenshoe, net of issuance costs			9,569	—	63	—	—	—	—	63
Compensation expense relating to consultant options	—	—	—	—	369	—	—	—	—	369
Repayment of promissory notes from stockholders	—	—	—	—	—	402	—	—	—	402
Reclassification of unvested common stock	—	—	(155,253)	—	(621)	—	—	—	—	(621)
Deferred stock compensation, net	—	—	—	—	4,330	—	(4,330)	—	—	—
Amortization of deferred stock compensation		—	—	—	—	—	2,403	—	—	2,403
Compensation expense relating to common stock option granted to an employee	—	—	—	—	128	—	—	—	—	128
Comprehensive income (loss):
Change in unrealized gain/loss on investments	—	—	—	—	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	—	—	—	(42,909)	(42,909)

Comprehensive income (loss):										(42,945)

Balance at December 31, 2005	—	—	19,442,616	$19	$210,681	$(158)	$(4,821)	$(136)	$(139,943)	$65,642
Issuance of common stock upon exercise of options and vesting of early exercised options	—	—	346,593	—	1,199	—	—	—	—	1,199
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	93,837	—	1,110	—	—	—	—	1,110
Repurchase of common stock	—	—	(4,134)	—	(13)	—	—	—	—	(13)
Proceeds from common stock issued upon FPO, net of issuance costs	—	—	4,500,000	5	71,534	—	—	—	—	71,539
Proceeds from greenshoe, net of issuance costs			140,856	—	2,257	—	—	—	—	2,257
Compensation expense relating to consultant options	—	—	—	—	198	—	—	—	—	198
Repayment of promissory notes from stockholders	—	—	—	—	—	125	—	—	—	125
Reclassification of unvested common stock	—	—	(3,251)	—	(9)	—	—	—	—	(9)
Reversal of deferred stock compensation	—	—	—	—	(4,821)	—	4,821	—	—	—
Stock-based compensation expense — employees	—	—	—	—	5,377	—	—	—	—	5,377
Comprehensive income (loss):
Change in unrealized gain/loss on investments	—	—	—	—	—	—	—	173	—	173
Net loss	—	—	—	—	—	—	—	—	(64,313)	(64,313)

Comprehensive income (loss):										(64,140)

Balance at December 31, 2006	—	—	24,516,517	$24	$287,513	$(33)	$—	$37	$(204,256)	$83,285
Issuance of common stock upon exercise of warrants	—	—	12,346	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options and vesting of early exercised options	—	—	428,653	1	3,293	—	—	—	—	3,294
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	59,218	—	1,429	—	—	—	—	1,429
Repurchase of common stock	—	—	(26,676)	—	(82)	—	—	—	—	(82)
Compensation expense relating to consultant options	—	—	—	—	17	—	—	—	—	17
Repayment of promissory notes from stockholders	—	—	—	—	—	33	—	—	—	33
Reclassification of unvested common stock	—	—	(1,375)	—	(8)	—	—	—	—	(8)
Stock-based compensation expense — employees	—	—	—	—	8,922	—	—	—	—	8,922
Comprehensive income (loss):
Change in unrealized gain/loss on investments	—	—	—	—	—	—	—	454	—	454
Net income	—	—	—	—	—	—	—	—	28,193	28,193

Comprehensive income (loss):			—	—	—	—	—	—	—	28,647

Balance at December 31, 2007	—	—	24,988,683	$25	$301,084	$—	$—	$491	$(176,063)	$125,537

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Operating activities
Net income (loss)	$28,193	$(64,313)	$(42,909)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,007	1,630	2,095
Accretion of investment discounts, net	(5,974)	(1,463)	(141)
Amortization of deferred compensation	—	—	2,403
Stock-based compensation expense — employees	8,922	5,377	128
Stock-based compensation expense — consultants	17	198	369
Change in assets and liabilities:
Accounts receivable	1,404	(2,741)	1,299
Deposit and other current and non-current assets	(1,198)	1,139	(1,219)
Notes receivable from employees	200	—	191
Accounts payable	1,503	(2,846)	1,365
Accrued compensation	995	1,247	334
Accrued preclinical and clinical costs	(4,704)	11,510	(1,020)
Other accrued liabilities	1,072	1,129	(537)
Deferred revenue	4,178	(607)	22,728
Deferred rent and other	(241)	(111)	55

Net cash provided by (used in) operating activities	36,374	(49,851)	(14,859)

Investing activities
Purchases of investments	(297,389)	(172,826)	(102,023)
Proceeds from sales and maturities of investments	265,628	140,295	55,989
Change in restricted investments	(72)	1,506	(36)
Purchases of property and equipment	(5,260)	(1,355)	(872)

Net cash used in investing activities	(37,093)	(32,380)	(46,942)

Financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs and exercise of warrants	—	—	61
Proceeds from issuance of common stock and exercise of stock options and warrants	4,372	75,601	48,284
Repurchases of common stock	(82)	(13)	(11)
Proceeds from repayment of promissory notes from a stockholder	33	125	—
Proceeds from equipment financing obligations	—	—	84
Payments on capital leases and equipment financing obligations	(500)	(713)	(1,083)

Net cash provided by financing activities	3,823	75,000	47,335

Net increase (decrease) in cash and cash equivalents	3,104	(7,231)	(14,466)
Cash and cash equivalents at beginning of period	14,857	22,088	36,554

Cash and cash equivalents at end of period	$17,961	$14,857	$22,088

Supplemental schedule of noncash investing and financing activities
Issuance of common stock in exchange for notes receivable from stockholders	$—	$—	$402

Conversion of preferred stock to common stock upon initial public offering	$—	$—	$149,944

Issuance of common stock in a cashless exercise of a warrant	$—	$—	$12

Reclassification of the unvested portion of common stock from early exercises of stock options to a liability	$8	$9	$621

Vesting of common stock from early exercises of stock options	$351	$504	$452

Deferred stock compensation, net of forfeitures	$—	$—	$4,330

Stock dividends payable to preferred stockholders	$—	$—	$969

Disposal of property and equipment at no gain or loss	$—	$6,300	$49

Supplemental disclosure of cash flow information
Interest paid	$48	$122	$187

Income taxes paid	$794	$—	$—

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Nature of Operations

XenoPort, Inc., or the Company, was incorporated in the state of Delaware on May 19, 1999. The Company is a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of drugs, with an emerging focus on potential treatments of central nervous system, or CNS, disorders. Its facilities are located in Santa Clara, California.

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

Restricted Investments

Under a facilities operating lease agreement, the Company is required to secure a letter of credit with cash or securities. At December 31, 2007 and 2006, the Company recorded $1,607,000 and $1,541,000, respectively, of restricted investments related to the letter of credit (see Note 6).

In connection with the Company’s license to use radioactive materials in its research facilities, it must maintain a $150,000 letter of credit with the Radiological Health Branch of the State of California. This requirement has been fulfilled through a certificate of deposit with a financial institution. The fair value of the secured amount of $164,000 and $158,000 was classified as restricted investments on the accompanying balance sheets at December 31, 2007 and 2006, respectively.

Concentrations of Risk

The Company invests cash that is not currently being used for operational purposes in accordance with its investment policy. The policy allows for the purchase of low risk debt securities issued by U.S. government agencies and very highly rated banks and corporations, subject to certain concentration limits. The maturities of these securities are maintained at no longer than 18 months. The Company believes its established guidelines for investment of its excess cash maintains safety and liquidity through its policies on diversification and investment maturity.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and available-for-sale investment securities in high-credit quality debt securities issued by the U.S. government and government-sponsored enterprises. The carrying amounts of cash equivalents and available-for-sale investment securities approximate fair value due to their short-term nature. The carrying amounts of borrowings under the Company’s debt facilities approximate fair value based on the current interest rates for similar borrowing arrangements.

The Company is exposed to credit risk in the event of default by the institutions holding the cash and cash equivalents and available-for-sale securities to the extent of the amounts recorded on the balance sheets.

The Company does not currently own or operate manufacturing facilities, and the Company relies and expects to continue to rely on a small number of third-party compound manufacturers and active pharmaceutical ingredient formulators for the production of clinical and commercial quantities of product candidates. The Company does not have long-term agreements with any of these third parties, and the agreements with these parties are generally terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform under these agreements or enter into new agreements, the Company may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of the Company’s product candidates in a timely manner from these third parties could delay clinical trials and prevent the Company or its partners from developing and commercializing their product candidates in a cost-effective manner or on a timely basis. In particular, Teva Pharmaceutical Industries, Ltd., Lonza Ltd., Patheon Pharmaceuticals, Inc., Heumann Pharma GmbH, Catalent Pharma Solutions, LLC (formerly Cardinal Health PTS, LLC), Xcelience, LLC, Ajinomoto Company, Raylo Chemicals, Inc., a subsidiary of Gilead Sciences, Inc., and UPM Pharmaceuticals, Inc. are all sole suppliers for various products used in the production of clinical and commercial product candidates.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Equipment under capital leases and leasehold improvements are amortized over their estimated useful lives or the remaining lease term, whichever is shorter.

Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The impairment charge is determined based on the excess of the carrying value of the asset over its fair value, with fair value determined based on an estimate of discounted future cash flows or other appropriate measure of fair value. Since inception, the Company has not recorded any impairment charges.

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

Where there are multiple deliverables combined as a single unit of accounting, revenues are deferred and recognized over the period which the Company remains obligated to perform services or deliver product. The specific methodology for the recognition of the revenue (e.g., straight-line or according to specific performance criteria) is determined on a case-by-case basis according to the facts and circumstances applicable to a given contract. For contracts with specific performance criteria, the Company utilizes the performance-based expected revenue method of revenue recognition, which requires that the Company estimate the total amount of costs to be expended for a given unit of accounting and then recognize revenue equal to the portion of costs expended to date. The estimated total costs to be expended are necessarily subject to revision from time-to-time as the underlying facts and circumstances change.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment, or SFAS 123R. SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, for stock options and stock purchase rights granted under the 2005 Employee Stock Purchase Plan, or the ESPP, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company previously applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock Compensation, or SFAS 123.

Prior to the Adoption of SFAS 123R

Prior to the adoption of SFAS 123R, the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25, and related interpretations, and provided the disclosures required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures. Prior to the Company’s initial public offering in June 2005, the Company had granted certain stock options with exercise prices that were below the estimated fair value of the common stock at the date of grant. During the year ended December 31, 2005, the Company recorded employee stock-based compensation expense associated with the amortization of deferred stock compensation of $2,403,000.

The following table illustrates the effects on net loss if the Company had applied the fair value recognition provisions of SFAS 123 to all employee stock options:

Year Ended
December 31, 2005
(In thousands, except
per share amounts)

Net loss, as reported	$(42,909)
Add: Stock-based employee compensation expense based on intrinsic value method	2,531
Less: Stock-based employee compensation expense determined under the fair value method	(5,245)

Pro forma net loss	(45,623)
Convertible preferred stock dividends	(969)

Pro forma net loss	$(46,592)

Loss per share:
Basic and diluted, as reported	$(3.69)

Basic and diluted, pro forma	$(3.92)

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

	Year Ended December 31,
	2007	2006
	(In thousands, except per
	share amounts)

Stock-based compensation by type of award:
Employee stock options	$8,470	$5,048
ESPP	452	329
Non-employee stock options	17	198

Total stock-based compensation	$8,939	$5,575

Effect on basic income (loss) per share	$0.36	$(0.25)

Effect on diluted income (loss) per share	$0.34	$(0.25)

Tax effect on basic income (loss) per share	$0.01	$—

Tax effect on diluted income (loss) per share	$0.01	$—

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

Details of the Company’s employee stock-based compensation are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Research and development	$5,044	$2,782	$849
General and administrative	3,878	2,595	1,554

	$8,922	$5,377	$2,403

Valuation Assumptions

The Company estimates the fair value of all of its stock options and stock purchase rights on the date of grant using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R and Staff Accounting Bulleting 107, or SAB 107, and the Company expenses the resulting charge using the straight-line attribution method over the vesting period. The calculation of the Black-Scholes valuations used the following weighted-average assumptions:

	Year Ended December 31,
	2007	2006	2005

Dividend yield	0%	0%	0%
Volatility for options	0.63	0.70	0.75
Volatility for ESPP	0.55	0.51	0.46
Weighted-average expected life of options (years)	4.69	4.83	5
Weighted-average expected life of ESPP rights (years)	0.5	0.5	0.5
Risk-free interest rate for options	3.49-5.03%	4.35-5.07%	3.87-4.29%
Risk-free interest rate for ESPP rights	4.55-5.15%	3.69-5.15%	3.69%

SFAS 123R requires the use of option-pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company derives the expected stock price volatility and the weighted-average expected life assumptions using data obtained from similar entities, taking into consideration factors such as industry, stage of life cycle, size and financial leverage. The risk-free interest rate input is based on the U.S. Treasury yield curve in effect at the time of grant. Prior to the adoption of SFAS 123R, the Company had also used this approach in calculating its expected stock price volatility, weighted-average expected life and risk-free interest rate assumptions.

Income Taxes

Income tax expense is accounted for in accordance with SFAS No. 109, Accounting of Income Taxes, or SFAS 109. Income tax expense has been provided using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets if, based upon the available evidence, it is not more likely than not that the deferred tax assets will be realized.

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

Comprehensive Income (Loss)

The Company displays comprehensive income (loss) and its components as part of the statements of convertible preferred stock and stockholders’ equity (deficit). Comprehensive income (loss) is comprised of net income (loss) and unrealized gains (losses) on available-for-sale securities.

Income (loss) Per Share Applicable to Common Stockholders

Basic income (loss) per share applicable to common stockholders is calculated by dividing the income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted-average unvested common shares subject to repurchase, without consideration for potential common shares. Diluted income (loss) per share applicable to common stockholders is computed by dividing the income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted-average unvested common shares subject to repurchase and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, preferred stock, options to purchase stock and warrants are considered to be potential common shares and are only included in the calculation of diluted income (loss) per share applicable to common stockholders when their effect is dilutive.

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except
	per share amounts)

Numerator:
Income (loss) applicable to common stockholders	$28,193	$(64,313)	$(43,878)

Denominator:
Weighted-average common shares outstanding	24,893	22,372	12,402
Less: Weighted-average unvested common shares subject to repurchase	(120)	(271)	(504)

Denominator for basic income (loss) per share applicable to common stockholders	24,773	22,101	11,898

Dilutive effect of:
Restricted stock units and options to purchase common stock	1,202	—	—
Warrants outstanding	17	—	—

Denominator for diluted income (loss) per share applicable to common stockholders	25,992	22,101	11,898

Basic income (loss) per share applicable to common stockholders	$1.14	$(2.91)	$(3.69)

Diluted income (loss) per share applicable to common stockholders	$1.08	$(2.91)	$(3.69)

Outstanding dilutive securities not included in the computation of diluted income (loss) per share applicable to common stockholders as they had an antidilutive effect:
Restricted stock units and options to purchase common stock	447	2,254	1,624
Warrants outstanding	—	39	39

	447	2,293	1,663

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

In December 2007, the EITF reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01. EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 is effective for the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of EITF 07-01 to have a material impact on either its financial position or results of operations.

2.	Collaboration Agreements

The Company entered into collaborations with ALZA Corporation and Pfizer Inc in December 2002 and November 2003, respectively. These collaborations included non-refundable, up-front fees, research funding fees, as well as the potential to earn milestone payments and royalties. Obligations under these collaborations had been discharged by December 31, 2005.

In December 2005, the Company entered into a license agreement with Astellas Pharma Inc. for exclusive rights in the Astellas territory to develop and commercialize XP13512. The Company received an initial license payment of $25,000,000 in December 2005, which has been deferred and is being recognized on a straight-line basis over a period that approximates the expected patent life of XP13512. In April 2006, the Company received a milestone payment of $10,000,000 upon initiation of the Company’s first Phase 3 clinical trial of XP13512 in restless legs syndrome, or RLS, patients in the United States that was recognized on a straight-line basis over the period of the Phase 3 clinical trial. In May 2007, the Company received and recognized a milestone payment of $5,000,000 upon completion of the Company’s first Phase 3 clinical trial of XP13512 in RLS. In addition, the Company is eligible to receive potential clinical and regulatory milestone payments totaling up to $45,000,000 and is entitled to receive percentage-based royalties on any sales of XP13512 in the Astellas territory. In the year ended December 31, 2007, the Company recognized revenue of $7,424,000, representing amortization of the up-front license payment and the first milestone payment as well as recognition of the second milestone payment under this agreement. At December 31, 2007, $21,843,000 of revenue was deferred under this agreement, of which $1,515,000 was classified within current liabilities and the remaining $20,328,000 was recorded as a noncurrent liability. In addition, the agreement also requires Astellas to source all product from the Company under a specified supply agreement and Astellas may request the Company to conduct development activities. In the years ended December 31, 2007, 2006 and 2005, the Company recorded reimbursements of $7,058,000, $3,372,000 and $0, respectively, under the supply arrangement and the requested development activities as an offset to research and development expenses.

In February 2007, the Company entered into an exclusive collaboration with Glaxo Group Limited, or GSK, to develop and commercialize XP13512 worldwide, excluding the Astellas territory (collectively referred to as the GSK territory). In March 2007, GSK made an up-front, non-refundable license payment of $75,000,000. In addition, GSK has agreed to make additional payments of up to $275,000,000 upon the achievement of additional clinical and regulatory milestones, of which $32,000,000 has been received to date including milestone payments of $10,000,000, $11,000,000 and $11,000,000 received in May, June and November 2007, respectively, and up to $290,000,000 upon the achievement of specified XP13512 sales levels. Under the terms of the agreement, GSK is responsible for all future development costs, with the exception of specified development costs that the Company will assume in connection with the development of XP13512 for RLS in the United States and GSK is solely responsible for the manufacturing of XP13512 to support its development and commercialization within the GSK territory. In 2007, the Company transferred XP13512 manufacturing responsibilities for the GSK territory to GSK. In addition, the Company received a non-recurring reimbursement of $3,600,000 related to the transfer of XP13512 drug substance to GSK, which the Company recorded as an offset to research and development expenses. Under the terms of the agreement, the Company is entitled to receive royalties based upon a percentage of sales of XP13512 in the GSK territory for a specified period of time, unless the Company elects the option to co-promote XP13512 in the United States. In the event that the Company elects the co-promotion option for XP13512, the Company would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States for so long as XP13512 is sold, as well as receive payments on details that the

Company performs in the United States on Requip XL, GSK’s development-stage product candidate for Parkinson’s disease. Subject to U.S. Food and Drug Administration, or FDA, approval of the new drug application, or NDA, for XP13512, the Company would co-promote XP13512 in the United States to those same prescribers. The Company has concluded that the up-front license payment does not have value to GSK on a stand-alone basis without the benefit of the specified development activities that the Company will perform in connection with XP13512 and that $65,000,000 of milestones payable for clinical trial and pre-clinical activities were either not sufficiently substantive or not sufficiently at risk to be accounted for using the “when-earned” model. Accordingly, these milestones and the up-front payment were combined into a separate unit of accounting that is being recognized over the best estimate of the development period to commercialization of the product during which time delivery of substantially all of the efforts required for the completion of the Company’s contractual responsibilities under the GSK agreement is expected to occur. In the year ended December 31, 2007, the Company recognized revenue of $104,898,000 under this agreement. At December 31, 2007, $2,102,000 of revenue was deferred under this agreement and was classified within current liabilities.

In October 2007, the Company entered into an exclusive license agreement for the development and commercialization of XP21510 in the United States by Xanodyne Pharmaceuticals, Inc. for the potential treatment of women diagnosed with menorrhagia. In exchange for these rights, the Company is entitled to receive up-front, non-refundable cash payments totaling $12,000,000, of which $6,000,000 was paid to the Company upon execution of the agreement and the remaining $6,000,000 is due on the 12-month anniversary of the execution date. The Company is eligible to receive aggregate cash payments of up to $130,000,000 upon the achievement of certain development, regulatory and commercial milestones with respect to XP21510, as well as aggregate cash payments of up to $5,000,000 upon the achievement of certain development, regulatory and commercial milestones with respect to Xanodyne’s tranexamic acid product candidate, known as XP12B, that is in Phase 3 clinical development. In addition, the Company is entitled to receive tiered, double-digit royalty payments on potential future sales of XP21510, as well as escalating single-digit royalties on potential future sales of XP12B. In the year ended December 31, 2007, the Company recognized revenue of $1,500,000 under this agreement. At December 31, 2007, $4,500,000 of revenue was deferred under this agreement and was classified within current liabilities.

The following table presents the Company’s total revenue that has been recognized pursuant to all of its collaborations (in thousands):

	Year Ended December 31,
	2007	2006	2005

ALZA	$—	$—	$1,895
Pfizer	—	—	2,646
Astellas	7,424	10,606	126
GSK	104,898	—	—
Xanodyne	1,500	—	—

	$113,822	$10,606	$4,667

The Company’s accounts receivable balance is comprised of trade receivables from its collaborative research agreements. At December 31, 2007 and 2006, Astellas represented 100% of accounts receivable.

3.	Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

		Gross
		Unrealized Gains	Estimated
	Cost	(Losses)	Fair Value

As of December 31, 2007:
Cash	$1,770	$—	$1,770
Money market funds	10,104	—	10,104
Corporate debt securities	147,776	491	148,267
Certificate of deposit	1,771	—	1,771

	$161,421	$491	$161,912

Reported as:
Cash and cash equivalents			$17,961
Short-term investments			142,180
Restricted investments			1,771

			$161,912

		Gross
		Unrealized Gains	Estimated
	Cost	(Losses)	Fair Value

As of December 31, 2006:
Cash	$3,048	$—	$3,048
Money market funds	11,809	—	11,809
Corporate debt securities	103,960	37	103,997
Certificate of deposit	1,699	—	1,699

	$120,516	$37	$120,553

Reported as:
Cash and cash equivalents			$14,857
Short-term investments			103,997
Restricted investments			1,699

			$120,553

At December 31, 2007 and 2006, the contractual maturities of all investments held were less than one year. There were no gross realized gains or losses from sales or maturities of securities in the periods presented.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006

Laboratory equipment	$8,021	$5,332
Furniture and fixtures	935	168
Computer equipment and software	1,961	691
Leasehold improvements	2,238	2,021
Construction in-progress	307	—

	13,462	8,212
Less: Accumulated depreciation and amortization	(6,671)	(4,680)

Property and equipment, net	$6,791	$3,532

5.	Employee Notes Receivable

At December 31, 2007 and 2006, the Company had outstanding full recourse notes receivable totaling $250,000 and $450,000, respectively, to employees and officers to finance the purchases of personal assets. The notes are secured by the deeds of trust on the residences of the employees and officers and require interest at rates ranging from 4.13% to 4.99% per annum. The principal and any accrued interest on the notes are payable on the earlier of termination of employment or seven years from the date of issuance. The maturity dates range from December 2008 to May 2009. Accrued interest is forgiven on each note’s anniversary date.

6.	Commitments and Contingencies

Operating Leases

The Company has entered into an operating lease arrangement for office and laboratory space in Santa Clara, California. The Santa Clara operating lease, which commenced in December 2001, has an initial term of ten years, may be extended at the end of the term for two additional periods of five years each and contains contractual rent escalation over the life of the lease. The Company is recognizing rent expense evenly over the lease term. Deferred rent of $1,696,000 and $1,811,000 at December 31, 2007 and 2006, respectively, represents the difference between rent expense recognized and actual cash payments related to the Company’s operating lease.

In connection with the Santa Clara operating lease, the Company entered into a letter of credit agreement in the amount of $3,000,000 with a financial institution that required the Company, at its option, to secure the letter of credit with either $3,000,000 of cash or certificate of deposit, or securities with a fair market value of at least $3,750,000. Under the terms of the operating lease agreement, the amount of the letter of credit was reduced to $1,500,000 in December 2006. The fair value of the certificate of deposit is presented as restricted investments on the balance sheet at $1,607,000 and $1,541,000, at December 31, 2007 and 2006, respectively. This letter of credit will be required until the termination of the lease.

In April 2004, the Company entered into a sublease agreement to rent out a portion of its facilities not in use. The sublease agreement provided for monthly rental income of $52,000 for the first year and $66,000 monthly rental income for the second year, with a one-year extension at the end of the two-year term. In 2005, the sub-tenant exercised its option to extend the lease for another year. In January 2007, the Company entered into an agreement with the subtenant to terminate the sublease effective January 31, 2007. The Company recorded the monthly sublease income as an offset to rent expense. Sublease income recorded for the years ended December 31, 2007, 2006 and 2005 was $81,000, $822,000 and $744,000, respectively.

Rent expense, net of sublease income, was $3,630,000, $2,894,000 and $2,972,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, future minimum payments under all non-cancelable operating leases were as follows (in thousands):

Year ending December 31:
2008	$3,956
2009	4,085
2010	4,218
2011	3,981

Total minimum lease payments	$16,240

Equipment Financing Obligations

In July 2004, the Company entered into an equipment financing arrangement for borrowings of up to $1,800,000. Interest is based on a 36- or 48-month U.S. Treasury note yield plus 5.75% or 5.55%, respectively. Obligations under the arrangement are secured by assets financed, and repayment terms are monthly over 36 to 48 months. In conjunction with this arrangement, the Company issued to the lender a warrant to purchase 1,041 shares of the Company’s Series C convertible preferred stock at $15.00 per share. The arrangement expired in May 2005, thus at December 31, 2007, no funds were available for future draw down. At December 31, 2007 and 2006, $181,000 and $654,000, respectively, were outstanding under this arrangement.

At December 31, 2007, future minimum principal payments under equipment financing arrangements were as follows (in thousands):

Equipment
Financing
Arrangements

Year ending December 31:
2008	$176
2009	5

Total minimum payments required	181
Less: Current portion	(176)

Noncurrent portion	$5

In connection with the equipment financing arrangements, the Company is restricted from paying cash dividends or distributions on any equity with the exception of dividends payable solely in common stock.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The Company may terminate the indemnification agreements with its officers and directors upon 90 days’ written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of December 31, 2007.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

7.	Stockholders’ Equity

Common Stock

At December 31, 2007 and 2006, the Company was authorized to issue 60,000,000 shares of common stock.

Stockholders’ Rights Plan

On December 16, 2005, the Company adopted a preferred stock rights plan pursuant to which each share of common stock outstanding on January 13, 2006, and each subsequently issued share, will receive a non-taxable dividend. The dividend will confer the purchase right, or a right, that confers the right to purchase one one-hundredth of a share of a new class of preferred stock and will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer for 15% or more of the Company’s common stock. If such a person acquires 15% or more of the Company’s common stock, all rights holders, except the 15% acquiror, will be entitled to acquire the Company’s common stock at a discount through the exercise of the preferred stock. The rights plan has been designed to discourage acquisitions of more than 15% of the Company’s common stock without negotiations with the board of directors. The rights expire on January 13, 2016. The rights will trade with the Company’s common stock, unless and until they are separated upon the occurrence of certain future events. The board of directors may terminate the rights plan at any time or redeem the rights prior to the time the rights are triggered

Equity Incentive Plans

1999 Stock Plan

Under the terms of the 1999 Stock Plan, or the 1999 Plan, options or stock purchase rights were granted by the board of directors to employees, directors and consultants. Options granted were either incentive stock options or non-statutory stock options. Incentive stock options were granted to employees with exercise prices of no less than the fair value, and non-statutory options were granted to employees, directors or consultants at exercise prices of no less than 85% of the fair value, of the common stock on the grant date as determined by the board of directors. Options vest as determined by the board of directors, generally at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years for initial employee grants and ratably over four years for subsequent grants. Options granted under the 1999 Plan expire no more than ten years after the date of grant.

Stock purchased under stock purchase rights, in connection with the 1999 Plan, is subject to a repurchase option by the Company upon termination of the purchaser’s employment or services. The repurchase right lapses over a period of time as determined by the board of directors.

The 1999 Plan allows for the early exercise of options prior to vesting. In accordance with EITF No. 00-23, Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, stock options granted or modified after March 21, 2002 that are subsequently exercised for cash prior to vesting are not deemed to be issued until those shares vest. Since March 21, 2002, the Company has issued an aggregate of 479,322 shares of common stock pursuant to the early exercise of stock options. As of December 31, 2007 and 2006, there were 30,139 and 139,000, respectively, of these shares issued subject to the Company’s right to repurchase at the original issuance price. The amounts received in exchange for these shares have been recorded as a liability for early exercise of stock options in the accompanying balance sheets and will be reclassified into equity as the shares vest.

Subsequent to the initial public offering of the Company’s stock in June 2005, no further options will be granted under the 1999 Plan. At the date of the initial public offering, the 64,617 shares remaining and available for future grant were cancelled.

2005 Equity Incentive Plan

In January 2005, the Company’s board of directors adopted the 2005 Equity Incentive Plan, or the 2005 Plan. Under the terms of the 2005 Plan, options, stock purchase rights, stock bonus rights, stock appreciation rights and other stock awards and rights may be granted by the board of directors to employees, directors and consultants.

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

In January 2007, the Company’s board of directors approved the use of grants of restricted stock units to employees under the 2005 Plan as part of the Company’s long-term incentive compensation program. Restricted stock units have no exercise price, are valued using the closing market price on the date of grant and vest as determined by the board of directors, typically in annual tranches over a three-year period at the rate of 25% at the end of each of the first and second years and 50% at the end of the third year.

Stock purchase rights, stock bonus rights, stock appreciation rights and other stock awards and rights may be granted by the board of directors to employees, directors and consultants and may be subject to such terms and conditions as the board of directors deems appropriate, although such awards may not be granted with a purchase price below the par value of the stock. Under the terms of the 2005 Plan, the maximum number of shares that may be issued shall not exceed the total of 2,000,000, plus any shares issuable from options previously granted from the 1999 Plan at the date of the Company’s initial public offering, plus an annual increase equal to the lesser of (i) 2.5% of the total number of common shares outstanding at the end of the preceding calendar year and (ii) 2,000,000 common shares. During the year ended December 31, 2007, the annual increase to the 2005 Plan reserve was 617,663 shares. At December 31, 2007 and 2006, there were 1,268,627 and 1,395,202 shares, respectively, remaining and available for future grant under the 2005 Plan.

2005 Non-Employee Directors’ Stock Option Plan

In January 2005, the Company’s board of directors adopted the 2005 Non-Employee Directors’ Stock Option Plan, or the 2005 Directors’ Plan, under which non-statutory options are automatically granted to non-employee directors. Any individual who first becomes a non-employee director automatically receives an option to purchase 25,000 shares subject to vesting in four equal successive annual installments. Non-employee directors serving on the date of each annual meeting of stockholders receive an option to purchase 10,000 shares subject to vesting in 12 successive equal monthly installments measured from the grant date. Stock options may be granted at exercises prices no less than the fair value on the grant date and may expire no more than ten years after the date of grant. Under the terms of the 2005 Directors’ Plan, the maximum number of shares that may be issued shall not exceed the total of 150,000, plus an annual increase equal to the excess of (i) the number of shares subject to options granted in the preceding calendar year, over (ii) the number of shares added back to the share reserve from cancellations, provided that such increase shall not exceed 150,000 shares. During the year ended December 31, 2007, the annual increase to the 2005 Directors’ Plan reserve was 70,000 shares. At December 31, 2007 and 2006, there were 63,334 and 80,000 shares, respectively, remaining and available for future grant under the 2005 Directors’ Plan.

A summary of option and award activity under the equity incentive plans, as of December 31, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)

Outstanding at January 1, 2007	2,253,889	$12.51
Options and awards granted	1,093,865	$26.96
Options and awards canceled	(228,414)	$20.85
Options and awards exercised	(405,983)	$6.56

Outstanding at December 31, 2007	2,713,357	$18.52	8.04	$104,338

Exercisable at December 31, 2007	1,315,001	$11.35	7.39	$58,556

The aggregate intrinsic value of all options and awards outstanding and exercisable at December 31, 2007 was based on a closing stock price of $55.88.

The weighted-average grant date fair values of options and awards granted in the years ended December 31, 2007, 2006 and 2005 were $26.96, $18.68 and $13.66 per share, respectively.

The total intrinsic value of options exercised in the years ended December 31, 2007, 2006 and 2005 was $10,893,000, $2,686,000 and $2,703,000, respectively.

As of December 31, 2007, the total compensation cost related to unvested options and awards not yet recognized was $20,200,000. This amount will be recognized over an estimated weighted-average amortization period of 2.78 years.

A summary of the Company’s unvested shares under the equity incentive plans as of December 31, 2007 and changes during the year ended December 31, 2007 is as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Unvested at January 1, 2007	1,504,069	$13.46
Options granted	1,093,865	$26.96
Options cancelled	(255,090)	$18.99
Options vested	(1,029,439)	$12.03

Unvested at December 31, 2007	1,313,405	$24.75

Employee Stock Purchase Plan

As of December 31, 2007, the Company had reserved a total of 695,555 shares of common stock for issuance under the ESPP. In addition, the board of directors may increase the share reserve as of each January 1 through January 1, 2015, by an amount not to exceed the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (ii) 250,000 shares. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or after a purchase period ends. During the years ended December 31, 2007 and 2006, 59,218 shares and 93,837 shares, respectively, were purchased under the ESPP. At December 31, 2007 and 2006, there were 501,689 and 313,842 shares, respectively, remaining and available for future grant under the ESPP.

8.	Preferred Stock

Preferred stock

At December 31, 2007 and 2006, the Company was authorized to issue 5,000,000 shares of preferred stock.

Convertible preferred stock

At December 31, 2007 and 2006, the Company was authorized to issue zero shares of convertible preferred stock. Prior to their conversion into common stock on the close of the Company’s initial public offering, each share of Series D preferred stock, prior and in preference to any declaration or payment of any dividend on the Company’s Series A, Series B and Series C preferred stock and common stock, was entitled to receive dividends in shares of Series D preferred stock at the rate of $1.35 per share of Series D preferred stock per annum (as adjusted for stock splits, stock dividends or similar events with respect to such shares). The Series D preferred stock dividend was payable upon a liquidation event as defined in the stock purchase agreement and, accordingly, this dividend was paid at the close of the Company’s initial public offering, having been previously accrued on a straight-line basis. For the years ended December 31, 2007, 2006 and 2005, the Company recorded $0, $0 and $969,000, respectively, of convertible preferred stock dividend charge in its statement of operations. At the Company’s initial public offering, 71,080 shares of common stock were issued upon conversion of the preferred stock dividend.

9.	Income Taxes

In the years ended December 31, 2007, 2006 and 2005, the Company recorded $622,000, $0 and $0, respectively, of current income tax expense. The income tax expense for the year ended December 31, 2007 resulted from the Company’s full year effective tax rate of 2.2% related to U.S. federal and state Alternative Minimum Tax and other temporary differences. The Company incurred net operating losses in 2006 and 2005 and accordingly did not record a provision for income taxes.

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006

Net operating loss carryforwards	$29,871	$60,636
Research credit carryforwards	16,903	14,171
Capitalized research and development	22,227	4,132
Deferred revenue	8,900	9,888
Other	5,001	2,525

Total deferred tax assets	82,902	91,352
Valuation allowance	(82,902)	(91,352)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon the Company generating future taxable income, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased (decreased) by $(8,450,000), $31,662,000 and $16,398,000 during 2007, 2006 and 2005, respectively.

As of December 31, 2007, the Company had net operating loss carry-forwards for federal income tax purposes of $75,983,000, which expire in the years 2022 through 2026, and federal research and development tax credits of $11,363,000, which expire in the years 2020 through 2027.

As of December 31, 2007, the Company had net operating loss carry-forwards for state income tax purposes of $67,778,000, which expire in the years 2012 through 2017, and state research and development tax credits of $8,522,000, which do not expire.

Approximately $529,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions that, when recognized, will be allocated directly to additional paid-in capital.

Utilization of the Company’s net operating loss and credit carry-forwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss and credit carry-forwards before utilization.

10.	Quarterly Financial Data (Unaudited)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2007	2007	2007	2007	2006	2006	2006	2006

Selected Quarterly Data:
Total revenues	$25,761	$35,425	$36,097	$16,539	$3,106	$3,106	$3,106	$1,288

Net income (loss)	2,451	15,594	13,497	(3,349)	(18,617)	(16,337)	(14,381)	(14,978)

Basic net income (loss) per share	$0.10	$0.63	$0.55	$(0.14)	$(0.76)	$(0.67)	$(0.72)	$(0.77)

Diluted net income (loss) per share	$0.09	$0.60	$0.52	$(0.14)	$(0.76)	$(0.67)	$(0.72)	$(0.77)