Form 10-Q
period 2008-03-31
XENOPORT INC
filed 2008-05-08
CIK 1130591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
Total number of shares of common stock outstanding as of April 15, 2008: 25,132,704.

XENOPORT, INC.

XenoPort and Transported Prodrug are trademarks of XenoPort, Inc.
Solzira, Requip and Requip XL are trademarks of GlaxoSmithKline.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
XENOPORT, INC.
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands)
Current assets:
Cash and cash equivalents	$49,022	$17,961
Short-term investments	95,554	142,180
Accounts receivable	1,232	1,392
Employee note receivable and other current assets	2,832	2,682

Total current assets	148,640	164,215
Property and equipment, net	8,225	6,791
Restricted investments	1,785	1,771
Employee note receivable and other assets	200	100

Total assets	$158,850	$172,877

Current liabilities:
Accounts payable	$3,026	$1,647
Accrued compensation	2,994	3,923
Accrued preclinical and clinical costs	6,016	8,726
Other accrued liabilities	2,402	2,809
Deferred revenue	1,515	8,117
Current portion of equipment financing obligations	122	176
Current portion of liability for early exercise of employee stock options	100	132

Total current liabilities	16,175	25,530
Deferred revenue	19,949	20,328
Deferred rent and other	910	1,455
Noncurrent portion of equipment financing obligations	—	5
Noncurrent portion of liability for early exercise of employee stock options	7	22
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 60,000 shares authorized; 25,099 and 24,989 shares issued and outstanding, at March 31, 2008 and December 31, 2007, respectively	25	25
Additional paid-in capital	304,813	301,084
Accumulated other comprehensive income	336	491
Accumulated deficit	(183,365)	(176,063)

Total stockholders’ equity	121,809	125,537

Total liabilities and stockholders’ equity	$158,850	$172,877

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007
	(In thousands, except per
	share amounts)
Revenues:
Collaboration revenue	$14,981	$16,539

Total revenues	14,981	16,539

Operating expenses:
Research and development	18,559	17,089
General and administrative	5,568	4,403

Total operating expenses	24,127	21,492

Income (loss) from operations	(9,146)	(4,953)
Interest income	1,914	1,657
Interest and other expense	(70)	(53)

Net income (loss)	$(7,302)	$(3,349)

Basic and diluted net income (loss) per share	$(0.29)	$(0.14)

Shares used to compute basic and diluted net income (loss) per share	25,056	24,567

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Operating activities
Net income (loss)	$(7,302)	$(3,349)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	618	332
Accretion of investment discounts, net	(689)	(1,062)
Stock-based compensation expense	3,031	2,127
Change in assets and liabilities:
Accounts receivable	160	273
Employee notes receivable and other current and noncurrent assets	(250)	(745)
Accounts payable	1,379	438
Accrued compensation	(929)	(663)
Accrued preclinical and clinical costs	(2,710)	(3,622)
Other accrued liabilities	(407)	(229)
Deferred revenue	(6,981)	58,462
Deferred rent and other	(545)	(58)

Net cash provided by (used in) operating activities	(14,625)	51,904

Investing activities
Purchases of investments	(67,215)	(67,964)
Proceeds from sales of investments	79,719	—
Proceeds from maturities of investments	34,656	60,040
Change in restricted investments	(14)	(21)
Purchases of property and equipment	(2,052)	(546)

Net cash provided by (used in) investing activities	45,094	(8,491)

Financing activities
Proceeds from issuance of common stock and warrants	651	345
Repurchases of common stock	—	(31)
Proceeds from repayment of promissory notes from a stockholder	—	25
Payments on equipment financing obligations	(59)	(157)

Net cash provided by (used in) financing activities	592	182

Net increase (decrease) in cash and cash equivalents	31,061	43,595
Cash and cash equivalents at beginning of period	17,961	14,857

Cash and cash equivalents at end of period	$49,022	$58,452

Supplemental schedule of noncash investing and financing activities

Vesting of common stock from early exercises of stock options	$47	$110

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
     Nature of Operations
     XenoPort, Inc., or the Company, was incorporated in the state of Delaware on May 19, 1999. The Company is a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of drugs, with an emerging focus on potential treatments of central nervous system disorders. Its facilities are located in Santa Clara, California.
     On February 29, 2008, the Company entered into a lease for approximately 59,000 square feet of office space in a building at 3400 Central Expressway, Santa Clara, California, or the 3400 Lease. The Company intends to use the additional space to alleviate current office space shortages and expand its operations and business. The term of the 3400 Lease runs for 60 months, commencing on or before December 1, 2008.
     Also on February 29, 2008, the Company amended its lease with respect to the Company’s current office space at 3410 Central Expressway, Santa Clara, California, or, as amended, the 3410 Lease. This amendment extends the term of the 3410 Lease for approximately two years from the original expiration date of December 10, 2011, so that the 3410 Lease will expire in 2013, on the same date as the 3400 Lease.
     The Company has the option to extend both the 3410 Lease and 3400 Lease for two additional terms of five years each. Subject to certain restrictions, if the lessor proposes to rent the remaining office space of the building at 3400 Central Expressway not covered by the 3400 Lease within one year from the commencement date of the 3400 Lease, the Company has a right of first refusal on leasing such additional space.
     Basis of Preparation
     The accompanying financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2008 and results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in the Company’s annual report on Form 10-K.
     Revenue Recognition
     Revenue arrangements are accounted for in accordance with the provisions of Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables. A variety of factors are considered in determining the appropriate method of revenue recognition under these arrangements, such as whether the various elements can be considered separate units of accounting, whether there is objective and reliable evidence of fair value for these elements and whether there is a separate earnings process associated with a particular element of an agreement. Specifically, the Company accounts for each of these typical elements as follows:
•	Up-front, licensing-type fees. Up-front, licensing-type payments are assessed to determine whether or not the licensee is able to obtain any stand-alone value from the license. Where this is not the case, the Company does not consider the license deliverable to be a separate unit of accounting, and the revenue is deferred with revenue recognition for the license fee being assessed in conjunction with the other deliverables that constitute the combined unit of accounting.

•	Milestones. Milestones are assessed on an individual basis and revenue is recognized from these milestones when earned, as evidenced by acknowledgment from collaborators, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination, or progress towards the culmination, of an earnings process and (iii) the milestone payment is non-refundable. Where separate milestones do not meet these criteria, the Company typically defaults to a performance-based model, with revenue recognition following delivery of effort as compared to an estimate of total expected effort. Milestones that are received after all substantive deliverables have occurred are considered to be bonus payments and are recognized upon receipt of the cash, assuming all of the other revenue recognition criteria are met.

•	Collaborative research payments. Generally, the payments received are based on a contractual cost per full-time equivalent employee working on the project and are recognized as the services are performed over the related funding periods for each agreement.
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
     Clinical Trials
     The Company accrues and expenses the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and reduced by any initial payment made to the clinical trial site when the first patient is enrolled. Nonrefundable advance payments for research and development goods or services are recognized as expense as the related goods are delivered or the related services are provided in accordance with the provisions of EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-03. The Company adopted EITF 07-03 effective January 1, 2008 and there was no material impact on the Company’s financial position or results of operations upon adoption.
     Fair Value Measurements
     Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value and provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the inputs used to measure fair value and requires separate disclosure by level within the fair value hierarchy. There was no material impact on the Company’s financial position or results of operations upon adoption of SFAS 157.
     As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that the Company believes market participants would use in pricing assets or liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company applies the market approach valuation technique for fair value measurements on a recurring basis and maximizes the use of observable inputs and minimizes the use of unobservable inputs.

     Income Taxes
     Income tax expense is accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109. Income tax expense has been provided using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets if, based upon the available evidence, it is not more-likely-than-not that the deferred tax assets will be realized.
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions.
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
     Recent Accounting Pronouncements
     In December 2007, the EITF reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01. EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The required disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 is effective for the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of EITF 07-01 to have a material impact on either its financial position or results of operations.
2. Collaboration Agreements
     In December 2005, the Company entered into a license agreement with Astellas Pharma Inc. for exclusive rights in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (collectively referred to as the Astellas territory) to develop and commercialize the Company’s most advanced product candidate, XP13512, known by the trade name Solzira by the Company’s partner, Glaxo Group Limited, or GSK, and ASP8825 by the Company’s partner, Astellas. The Company received an initial license payment of $25,000,000 in December 2005, which has been deferred and is being recognized on a straight-line basis over a period that approximates the expected patent life of XP13512. The Company has received milestone payments of $15,000,000 to date and is eligible to receive potential clinical and regulatory milestone payments totaling up to an additional $45,000,000. In addition, the Company is entitled to receive percentage-based royalties on any sales of XP13512 in the Astellas territory. In the three months ended March 31, 2008 and 2007, the Company recognized revenue of $379,000 and $1,288,000, respectively, representing amortization of the up-front license payment and the first milestone payment under this agreement. At March 31, 2008, $21,464,000 of revenue was deferred under this agreement, of which $1,515,000 was classified within current liabilities and the remaining $19,949,000 was recorded as a noncurrent liability. In addition, the agreement also requires Astellas to source all product from the Company under a specified supply agreement, and Astellas may request the Company to conduct development activities. In the three months ended March 31, 2008 and 2007, the Company recorded reimbursements of $725,000 and $3,463,000, respectively, under the supply arrangement and the requested development activities as an offset to research and development expenses.
     In February 2007, the Company entered into an exclusive collaboration with GSK to develop and commercialize XP13512 worldwide, excluding the Astellas territory (collectively referred to as the GSK territory). In March 2007, GSK made an up-front, non-refundable license payment of $75,000,000. In addition, GSK has agreed to make additional payments of up to $275,000,000 upon the achievement of additional clinical and regulatory milestones, of which $40,000,000 has been received to date, including a milestone payment of $8,000,000 received in March 2008, and up to $290,000,000 upon the achievement of specified XP13512 sales levels. Under the terms of the agreement, GSK is responsible for all future development costs, with the exception of specified development costs that the Company will assume in connection with the development of XP13512 for restless legs syndrome in the United States, and GSK is solely responsible for the manufacturing of XP13512 to support its development and commercialization within the GSK territory. In 2007, the Company transferred XP13512 manufacturing responsibilities for the GSK territory to GSK. Under the terms of the agreement, the Company is entitled to receive royalties based upon a percentage of any sales of XP13512 in the GSK territory for a specified period of time, unless the Company elects the option to co-promote XP13512 in the United States. In the event that the Company elects the co-promotion option for XP13512, the Company would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States for so long as XP13512 is sold, as well as receive payments on details that the Company performs in the United States on Requip XL, GSK’s development-stage product candidate for Parkinson’s disease. Subject to U.S. Food and Drug Administration, or FDA, approval of the new drug application, or NDA, for XP13512, the Company would co-promote XP13512 in the United States to those same prescribers. The Company has concluded that the up-front license payment does not have value to GSK on a stand-alone basis without the benefit of the specified development activities that the Company will perform in connection with XP13512 and that $65,000,000 of milestones payable for clinical trial and pre-clinical activities were either not sufficiently substantive or not sufficiently at risk to be accounted for using the “when-earned” model. Accordingly, these milestones and the up-front payment were combined into a separate unit of accounting that is being recognized over the best estimate of the development period to commercialization of the product during which time delivery of substantially all of the efforts required for the completion of the Company’s contractual responsibilities under the GSK agreement is expected to occur. In the three months ended March 31, 2008 and 2007, the Company recognized revenue of $10,102,000 and $15,251,000, respectively, under this agreement. At March 31, 2008, no revenue was deferred under this agreement.
     In October 2007, the Company entered into an exclusive license agreement for the development and commercialization of XP21510 in the United States by Xanodyne Pharmaceuticals, Inc. for the potential treatment of women diagnosed with menorrhagia. In exchange for these rights, the Company is entitled to receive up-front, non-refundable cash payments totaling $12,000,000, of which $6,000,000 was paid to the Company upon execution of the agreement and the remaining $6,000,000 is due on the 12-month anniversary of the execution date. The Company is eligible to receive aggregate cash payments of up to $130,000,000 upon the achievement of certain development, regulatory and commercial milestones with respect to XP21510, as well as aggregate cash payments of up to $5,000,000 upon the achievement of certain development, regulatory and commercial milestones with respect to Xanodyne’s tranexamic acid product candidate, known as XP12B, that is in Phase 3 clinical development. In addition, the Company is entitled to receive tiered, double-digit royalty payments on potential future sales of XP21510, as well as escalating single-digit royalties on potential future sales of XP12B. In the three months ended March 31, 2008, the Company recognized revenue of $4,500,000 as the Company completed the transfer of manufacturing and supply responsibilities to Xanodyne under this agreement. At March 31, 2008, no revenue was deferred under this agreement.
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

	Three Months
	Ended March 31,
	2008	2007
	(In thousands, except per
	share amounts)
Numerator:
Net income (loss)	$(7,302)	$(3,349)

Denominator:
Weighted-average common shares outstanding	25,098	24,733
Less: Weighted-average unvested common shares subject to repurchase	(42)	(166)

Denominator for basic and diluted net income (loss) per share	25,056	24,567

Basic and diluted net income (loss) per share	$(0.29)	$(0.14)

Outstanding dilutive securities not included in the computation of diluted net income (loss) per share as they had an antidilutive effect:
Restricted stock units and options to purchase common stock	3,026	2,810
Warrants outstanding	21	33

	3,047	2,843

4. Comprehensive Income (Loss)
     The Company displays comprehensive income (loss) and its components as part of the annual statement of stockholders’ equity. Comprehensive income (loss) is comprised of net income (loss) and unrealized gains and losses on available-for-sale securities. Total comprehensive income (loss) was as follows:

	Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Net income (loss)	$(7,302)	$(3,349)
Change in unrealized gain (loss) on available-for-sale securities	(155)	1

	$(7,457)	$(3,348)

5. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments
     The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of March 31, 2008:
Cash	$8,960	$—	$—	$8,960
Money market funds	16,841	—	—	16,841
U.S. government agencies	56,329	64	—	56,393
Corporate debt securities	62,110	288	(16)	62,382
Certificate of deposit	1,785	—	—	1,785

	$146,025	$352	$(16)	$146,361

Reported as:
Cash and cash equivalents				$49,022
Short-term investments				95,554
Restricted investments				1,785

				$146,361

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2007:
Cash	$1,770	$—	$—	$1,770
Money market funds	10,104	—	—	10,104
Corporate debt securities	147,776	527	(36)	148,267
Certificate of deposit	1,771	—	—	1,771

	$161,421	$527	$(36)	$161,912

Reported as:
Cash and cash equivalents				$17,961
Short-term investments				142,180
Restricted investments				1,771

				$161,912

     At March 31, 2008, the contractual maturities of all investments held were less than 18 months. At December 31, 2007, the contractual maturities of all investments held were less than 12 months.
     The Company recognized $445,000 of gross realized gains on sales of short-term investments based on the specific identification method in the three months ended March 31, 2008. No gross realized gains or losses were recognized in the same period in 2007.

     The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value using the following inputs (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Total	for Identical	Observable	Unobservable
	As of March 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Money market funds	$16,841	$16,841	$—	$—
U.S. government agencies	$56,393	$—	$56,393	$—
Corporate debt securities	$62,382	$—	$62,382	$—

Total	$135,616	$16,841	$118,775	$—

6. Stock-Based Compensation
     Details of the Company’s employee non-cash stock-based compensation are as follows:

	Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Research and development	$1,704	$1,269
General and administrative	1,327	851

	$3,031	$2,120

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
Overview
     We are a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of drugs. We intend to focus our development and commercialization efforts on potential treatments of central nervous system disorders. Our most advanced product candidate, XP13512, known by the trade name Solzira by our partner, Glaxo Group Limited, or GSK, and ASP8825 by our partner, Astellas Pharma Inc., is currently being evaluated for the treatment of restless legs syndrome, or RLS, in a Phase 3 clinical program in the United States and has also successfully completed a Phase 2a clinical trial for the management of post-herpetic neuralgia, or PHN, in the United States. Astellas is evaluating this product candidate in two separate Phase 2 clinical trials in Japan for the treatment of painful diabetic neuropathy, or PDN, and RLS. GSK is evaluating XP13512 for PHN and PDN and plans to evaluate XP13512 for migraine prophylaxis. We are evaluating our second product candidate, XP19986, for the potential treatment of gastroesophageal reflux disease, or GERD, and for the potential treatment of spasticity in separate Phase 2 clinical trials. We are evaluating our third product candidate, XP21279, for the potential treatment of Parkinson’s disease.

     Our current portfolio of proprietary product candidates includes the following:
•	XP13512 for RLS. XP13512 is a Transported Prodrug of gabapentin. XP13512 is currently being evaluated for the treatment of RLS in a Phase 3 clinical program in the United States and in a Phase 2 clinical trial in Japan. RLS is characterized by an irresistible urge to move one’s legs, usually accompanied by unpleasant sensations or pain in the legs. We have announced top-line data from three RLS Phase 3 clinical trials that demonstrated statistically significant improvements compared to placebo on the primary endpoints of these trials and that XP13512 was generally well tolerated.

•	XP13512 for Neuropathic Pain. We have also shown in a Phase 2a clinical trial that XP13512 is effective for the management of PHN, a chronic type of neuropathic pain that can follow the resolution of shingles. XP13512 is being studied by our partner, Astellas, in a Phase 2 clinical trial in Japan for the treatment of PDN, a chronic type of neuropathic pain that results from diabetes. Our partner, GSK, has initiated a neuropathic pain program that includes two Phase 2 clinical trials designed to show the safety and efficacy of XP13512 in the management of PHN, as well as a Phase 2 clinical trial designed to show the safety and efficacy of XP13512 in the treatment of PDN.

•	XP13512 for Migraine Prophylaxis. Migraine is a neurological disorder characterized by recurrent headache attacks that are usually accompanied by various combinations of symptoms, including nausea and vomiting, as well as distorted vision and sensitivity to light and sound. Migraine prophylaxis is designed to reduce the frequency and severity of migraine attacks. We expect GSK to initiate in the second half of this year a Phase 2b clinical trial designed to show the safety and efficacy of XP13512 in preventing migraines in patients.

•	XP19986 for GERD. XP19986 is a Transported Prodrug of R-baclofen that we are developing for the treatment of GERD, which is a digestive system disorder caused primarily by transient relaxations of the lower esophageal sphincter, which is a combination of muscles that controls the junction between the esophagus and the stomach. GERD is characterized by the frequent, undesirable passage of stomach contents into the esophagus that results in discomfort and potential damage to the lining of the esophagus. We have successfully completed a Phase 2a clinical trial indicating that single doses of XP19986 were well tolerated and produced statistically significant reductions in the number of reflux episodes in patients with GERD. We are currently conducting a second Phase 2 clinical trial of XP19986 in patients with GERD.

•	XP19986 for Spasticity. XP19986 is also a potential treatment for spasticity, a condition in which certain muscles are continuously contracted, causing stiffness or tightness of muscles that interferes with movement or speech. Racemic baclofen, which contains both R-baclofen and S-baclofen, is currently approved in the United States for the treatment of spasticity resulting from multiple sclerosis, spinal cord injury and other spinal cord diseases. We believe that spasticity patients may benefit from XP19986 due to less frequent dosing and a more desirable pharmacokinetic profile than racemic baclofen. We are currently conducting a Phase 2 clinical trial of XP19986 in spinal cord injury patients with spasticity.

•	XP21279 for Parkinson’s Disease. XP21279 is a Transported Prodrug of levodopa, or L-Dopa, that we are developing for the treatment of Parkinson’s disease, a neurological disorder of the elderly, characterized by tremor, rigidity and loss of reflexes. In March 2008, we announced positive results from a Phase 1 clinical trial of XP21279 that demonstrated that XP21279 produced a more sustained exposure of L-Dopa compared to oral L-Dopa dosed in the same healthy subjects and that XP21279 was well-tolerated in this first trial in humans.

•	XP20925 for Migraine. XP20925 is a Transported Prodrug of propofol that is in preclinical development for the treatment of migraine. We have commenced preclinical development activities to support the filing of an investigational new drug application, or IND, for XP20925.

•	XP21510 for the Treatment of Women with Menorrhagia. XP21510 is a Transported Prodrug of tranexamic acid. Tranexamic acid is a man-made derivative of the naturally occurring amino acid lysine and works to inhibit, on a molecular basis, the break down of blood clots. It is approved in many countries in Europe and Asia for the treatment of women with menorrhagia, or heavy menstrual bleeding. In October 2007, we announced an exclusive license agreement for the development and commercialization of XP21510 by Xanodyne Pharmaceuticals, Inc. in the United States.
     We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated any product revenues. We have funded our research and development operations primarily through sales of our preferred stock, our initial and follow-on public offerings, non-equity payments from our collaborators and government grants. We have received additional funding from capital lease financings and interest earned on investments. Prior to the three months ended June 30, 2007, we had incurred net losses since our inception. However, due to the recognition of revenues from up-front and milestone payments from our collaborations with GSK, Astellas and Xanodyne, we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007. While recognition of these revenues resulted in a profitable year for 2007, we continue to expect to incur losses for the next several years as we expand our research and development activities and seek to advance our product candidates into later stages of development. We expect our research and development expenses to increase in the foreseeable future due to increasing headcount, investment in our preclinical development programs and XP19986 development costs, partially offset by decreasing expenses for our XP13512 Phase 3 RLS clinical program. Subject to regulatory approval of any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses if we establish a North American specialty sales force. As of March 31, 2008, we had an accumulated deficit of approximately $183.4 million.
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
     In December 2005, we entered into an agreement in which we licensed to Astellas exclusive rights to develop and commercialize XP13512 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (collectively referred to as the Astellas territory). We received an initial license payment of $25.0 million from Astellas. The terms of the agreement also specify clinical and regulatory milestone payments totaling up to a maximum of $60.0 million, including milestone payments of $15.0 million that we have received to date. We will receive royalties on any sales of XP13512 in the Astellas territory at a royalty rate in the mid-teens on a percentage basis. As of March 31, 2008, we had recognized an aggregate of $18.6 million of revenue pursuant to this agreement.
     In February 2007, we announced an exclusive collaboration with GSK to develop and commercialize XP13512 worldwide, excluding the Astellas territory (collectively referred to as the GSK territory). GSK made an up-front, non-refundable license payment to us of $75.0 million, that we received in March 2007, and GSK has agreed to make additional payments of up to $275.0 million upon the achievement of clinical and regulatory milestones, of which $65.0 million has been received to date, including $8.0 million and $25.0 million received in March and April 2008, respectively, and up to $290.0 million upon the achievement of specified sales levels. Under the terms of the agreement, GSK is responsible for all future development costs, with the exception of specified development costs that we will assume in connection with the development of XP13512 for RLS in the United States. We are entitled to receive royalties based upon a percentage of any sales of XP13512 in the GSK territory for a specified period of time, unless we elect the option to co-promote XP13512 in United States. In the event that we elect the co-promotion option for XP13512, we would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States for so long as XP13512 is sold, as well as receive payments on details we perform in the United States on Requip XL, GSK’s development-stage product candidate for Parkinson’s disease. Subject to FDA approval of the new drug application, or NDA, for XP13512, we would co-promote XP13512 in the United States to those same prescribers. As of March 31, 2008, we had recognized an aggregate of $115.0 million of revenue pursuant to this agreement.
     In October 2007, we announced an exclusive license agreement for the development and commercialization of XP21510 in the United States by Xanodyne for the potential treatment of women diagnosed with menorrhagia. In exchange for these rights, we are entitled to receive up-front, non-refundable cash payments totaling $12.0 million, of which $6.0 million was paid to us upon execution of the agreement and the remaining $6.0 million is due on the 12-month anniversary of the execution date. We are eligible to receive aggregate cash payments of up to $130.0 million upon the achievement of certain development, regulatory and commercial milestones with respect to XP21510, of which $1.0 million was received in April 2008, as well as aggregate cash payments of up to $5.0 million upon the achievement of certain development, regulatory and commercial milestones with respect to Xanodyne’s tranexamic acid product candidate, known as XP12B, that is currently in Phase 3 clinical development. In addition, we are entitled to receive tiered, double-digit royalty payments on potential future sales of XP21510, as well as escalating single-digit royalties on potential future sales of XP12B. As of March 31, 2008, we had recognized an aggregate of $6.0 million of revenue pursuant to this agreement as we completed the transfer of manufacturing and supply responsibilities to Xanodyne.

Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and significant judgments and estimates are detailed in our Annual Report on Form 10-K, with the exception of the following fair value measurements policy, which has been updated since the adoption of Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157.
     Fair Value Measurements
     Effective January 1, 2008, we adopted the provisions of SFAS 157, which defines fair value and provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Accordingly, the carrying amounts of certain of our financial instruments, including cash equivalents and short-term investments, continue to be valued at fair value on a recurring basis. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the inputs used to measure fair value and requires separate disclosure by level within the fair value hierarchy.
     As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that we believe market participants would use in pricing assets or liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We apply the market approach valuation technique for fair value measurements and maximize the use of observable inputs and minimize the use of unobservable inputs. All of our cash equivalents and short-term investments are valued using quoted prices in active markets and are valued at Level 1 or Level 2 within the fair value hierarchy.
Results of Operations
     Three Months Ended March 31, 2008 and 2007
     Revenues
     Our revenues consist of the recognition of revenues from up-front and milestone payments from our collaborations with Astellas, GSK and Xanodyne.

	Three Months
	Ended
	March 31,		Change
	2008	2007	$	%
	(In thousands, except percentages)
Revenues	$14,981	$16,539	$(1,558)	(9)%
     The decrease in revenues for the three months ended March 31, 2008 compared to the same period in 2007 was the result of a $5.1 million decrease in revenues recognized under our GSK agreement and a $0.9 million decrease in revenues recognized under our Astellas agreement, offset by revenue recognized of $4.5 million under our Xanodyne agreement that was executed in October 2007.
     We expect revenues to fluctuate in the future primarily depending upon our progress against the deliverables specified in the terms of our collaboration with GSK, the timing of milestone-related activities under our Astellas and Xanodyne collaborations and the extent to which we enter into new collaborative agreements.

     Research and Development Expenses
     Research and development expenses consist of costs associated with our research activities and drug discovery efforts, as well as costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Of the total research and development expenses for the three months ended March 31, 2008 and 2007, the allocation of costs associated with research and preclinical and clinical development activities was as follows:

	Three Months
	Ended
	March 31,		Change
	2008	2007	$	%
	(In thousands, except percentages)
Research and preclinical	$5,041	$4,425	$616	14%
Clinical development	13,518	12,664	854	7%

Total research and development	$18,559	$17,089	$1,470	9%

     The increase in research and development expenses in the three months ended March 31, 2008 compared to the same period in 2007 was principally due to the following:
•	increased net costs for XP19986 of $1.5 million due to increased clinical, manufacturing and toxicology costs; and

•	increased personnel costs of $2.0 million resulting from increased headcount, increased non-cash stock-based compensation of $0.4 million and increased facilities costs of $0.4 million; partially offset by

•	decreased net costs for XP13512 of $2.7 million due to decreased clinical and manufacturing costs.
     We expect our research and development expenses to increase in the foreseeable future due to increasing headcount and investment in our preclinical development programs and XP19986 development costs, partially offset by decreasing expenses for our XP13512 Phase 3 RLS clinical program. The timing and amount of these increases will primarily depend upon the continuing costs associated with our Phase 3 clinical program in RLS for XP13512, costs related to our Phase 2 clinical trials in GERD and spasticity for XP19986 and the outcomes of current or future clinical trials for XP19986 and XP21279, as well as the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.
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

	Three Months
	Ended
	March 31,		Change
	2008	2007	$	%
	(In thousands, except percentages)
General and administrative	$5,568	$4,403	$1,165	26%
     The increase in general and administrative expenses in the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to increased personnel and related costs of $1.0 million resulting from an increase in headcount and increased non-cash stock-based compensation of $0.5 million.
     We expect that general and administrative expenses will continue to increase in the future due to increased personnel, expanded infrastructure and facilities and increased consulting and legal services.

     Interest Income and Interest and Other Expense
     Interest income consists of interest earned on our cash and cash equivalents and short-term investments.

	Three Months
	Ended
	March 31,		Change
	2008	2007	$	%
	(In thousands, except percentages)
Interest income	$1,914	$1,657	$257	16%
Interest and other expense	$70	$53	$17	32%
     The increase in interest income in the three months ended March 31, 2008 compared to the same period in 2007 was primarily due to realized gains recognized from sales of our short-term investments, partially offset by lower average interest rates.
Liquidity and Capital Resources

	As of	As of
	March	December
	31,	31,
	2008	2007
	(In thousands)
Cash and cash equivalents and short-term investments	$144,576	$160,141
Working capital	132,465	138,685
Restricted investments	1,785	1,771
Current portion of equipment financing obligations	122	176
Noncurrent portion of equipment financing obligations	—	5

	Three Months
	Ended
	March 31,
	2008	2007
	(In thousands)
Cash provided by (used in):
Operating activities	$(14,625)	$51,904
Investing activities	45,094	(8,491)
Financing activities	592	182
Capital expenditures (included in investing activities above)	(2,052)	(546)
     Due to our significant research and development expenditures and the lack of regulatory agency approvals to sell products, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our preferred stock, our initial and follow-on public offerings, non-equity payments from our collaborators and government grants. We have received additional funding from capital lease financings and interest earned on investments, each as described more fully below. At March 31, 2008, we had available cash and cash equivalents and short-term investments of $144.6 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.
     Net cash provided by (used in) operating activities was $(14.6) million and $51.9 million in the three months ended March 31, 2008 and 2007, respectively. The net cash used in operating activities in the three months ended March 31, 2008 primarily reflected our net loss and a decrease in deferred revenue in connection with our agreements with GSK and Xanodyne. The net cash provided by operating activities in the three months ended March 31, 2007 primarily reflected an increase in deferred revenue in connection with our agreement with GSK, offset by our net loss.
     Net cash provided by (used in) investing activities was $45.1 million and $(8.5) million in the three months ended March 31, 2008 and 2007, respectively. Cash provided by investing activities for the three months ended March 31, 2008 was primarily related to the proceeds from sales and maturities of investments, offset by purchases of investments. Cash used in investing activities for the three months ended March 31, 2007 was primarily related to the purchases of investments, offset by proceeds from maturities of investments.

     Net cash provided by financing activities was $0.6 million and $0.2 million in the three months ended March 31, 2008 and 2007, respectively. The net cash provided by financing activities for the three months ended March 31, 2008 and 2007 reflected proceeds from issuance of common stock, partially offset by principal payments on equipment financing obligations.
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
Off-Balance Sheet Arrangements
     We currently have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Contractual Obligations
     Our future contractual obligations at March 31, 2008 were as follows (in thousands):

	Payments Due by Period
		Less			Greater
		Than	1-3	3-5	Than 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Equipment financing obligations	$125	$125	$—	$—	$—
Operating lease obligations	25,702	4,294	10,911	8,812	1,685

Total fixed contractual obligations	$25,827	$4,419	$10,911	$8,812	$1,685

     On February 29, 2008, we entered into a lease for approximately 59,000 square feet of office space in a building at 3400 Central Expressway, Santa Clara, California, or the 3400 Lease. We intend to use the additional space to alleviate current office space shortages and expand our operations and business. The term of the 3400 Lease runs for 60 months, with an expected commencement date of September 15, 2008.
     Also on February 29, 2008, we amended our lease with respect to our current office space at 3410 Central Expressway, Santa Clara, California, or, as amended, the 3410 Lease. This amendment extends the term of the 3410 Lease for approximately two years from the original expiration date of December 10, 2011, so that the 3410 Lease will expire in 2013, on the same date as the 3400 Lease.
Recent Accounting Pronouncements
     In December 2007, the Emerging Issues Task Force, or EITF, reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01. EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The required disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 is effective for us in the first quarter of fiscal 2009. We do not expect the adoption of EITF 07-01 to have a material impact on either our financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2008, we had cash and cash equivalents and short-term investments of $144.6 million consisting of cash and highly liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.
     We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amount of $0.5 million and $4.5 million during the three months ended March 31, 2008 and 2007, respectively, to this European contract manufacturer. We are subject to exposure to fluctuations in foreign exchange rates in connection with these agreements. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.
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

     Changes in Internal Control over Financial Reporting.
     There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2008.
Risks Related to Our Business and Industry
     We have incurred cumulative operating losses since inception and we expect to continue to incur losses for the foreseeable future and we may never sustain profitability. *
     We have a limited operating history and have incurred cumulative losses of $183.4 million since our inception in May 1999. In the three-month period ended March 31, 2008, we incurred a net loss of $7.3 million. Due to the recognition of revenues from up-front and milestone payments from our collaborations with Glaxo Group Limited, or GSK, Astellas Pharma Inc. and Xanodyne Pharmaceuticals, Inc., we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007. However, while recognition of these revenues resulted in a profitable year for 2007, we continue to expect to incur losses for the next several years. We expect our research and development expenses to increase in the foreseeable future due to increasing headcount, investment in our preclinical development programs and XP19986 development costs, partially offset by decreasing expenses for our Phase 3 clinical program evaluating XP13512, known by the trade name Solzira by our partner, GSK, and ASP8825 by our partner, Astellas, for the treatment of restless legs syndrome, or RLS. Subject to regulatory approval of any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.
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
     Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of our product candidates. Our most advanced product candidate is currently being evaluated in a Phase 3 clinical program in the United States, in Phase 2 clinical trials in Japan by Astellas and in a Phase 2 neuropathic pain program by GSK. Our other product candidates are either in Phase 1 or Phase 2 clinical development or in various stages of preclinical development. Any of our product candidates could be unsuccessful if it:
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
     We do not expect any of our current product candidates to be commercially available before 2009, if at all. If we or our collaborative partners are unable to make our product candidates commercially available, we will not generate substantial product revenue and we will not be successful. The results of our clinical trials to date do not provide assurance that acceptable efficacy or safety will be shown upon completion of future clinical trials.
     If we or our partners are not able to obtain required regulatory approvals, we or our partners will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.
     Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory agencies in the United States and by comparable authorities in other countries. In February 2007, we announced an exclusive collaboration with GSK to develop and commercialize XP13512 in all countries of the world other than the six countries that comprise the territory under our collaboration with Astellas. Under the terms of our agreement, subject to further positive clinical data, GSK will file the new drug application, or NDA, for restless legs syndrome, or RLS, for FDA approval, and GSK will lead the development and registration of XP13512 for all indications other than RLS in the United States and all indications in the remainder of GSK’s licensed territory. The inability to obtain FDA approval or approval from comparable authorities in other countries would prevent us and our collaborative partners from commercializing our product candidates in the United States or other countries. We or our collaborative partners may never receive regulatory approval for the commercial sale of any of our product candidates. Moreover, if the FDA requires that any of our product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our collaborative partners will be unable to begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our product candidates is classified as a controlled substance by the DEA, we or our collaborative partners would have to register annually with the DEA and those product candidates would be subject to additional regulation.
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
     We and our collaborative partners will need to obtain regulatory approval from authorities in foreign countries to market our product candidates in those countries. Neither we nor our collaborative partners have filed for final regulatory approval to market our product candidates in any foreign jurisdictions. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we or our collaborative partners fail to obtain approvals from foreign jurisdictions, the geographic market for our product candidates would be limited.

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
     For example, pursuant to the terms of our agreement, GSK is responsible for all future development costs of XP13512, with the exception of specified development costs that we will assume in connection with the development of XP13512 for RLS in the United States. In addition, subject to additional positive clinical data, GSK will be responsible for filing an NDA for FDA approval of XP13512 for RLS, and GSK would lead the development and registration of XP13512 for all indications other than RLS in the United States and all indications in the remainder of GSK’s licensed territory. We cannot control the process for seeking FDA approval of XP13512 for RLS. We cannot control the amount and timing of resources that GSK or Astellas may devote to the development or commercialization of XP13512, or that Xanodyne may devote to the development and commercialization of XP21510, or to their respective marketing and distribution. In addition, GSK, Astellas or Xanodyne could independently direct their respective development and marketing resources to the development or commercialization of competitive products, which could delay or impair the commercialization of XP13512 or XP21510, as the case may be, and harm our business.
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
•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the timing of potential receipt of FDA approval of XP13512 and its potential commercialization;

•	the cost of manufacturing clinical and establishing commercial supplies of our product candidates and any products that we may develop;

•	the timing of any milestone payments under our collaborative arrangements;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
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
     Any failure or delay in commencing or completing clinical trials for our product candidates could severely harm our business.*
     To date, we have not completed all of the clinical trials required for regulatory approval of any product candidate. The commencement and completion of clinical trials for our product candidates may be delayed or terminated as a result of many factors, including:
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
     If some or all of our patents expire, are invalidated or are unenforceable, or if some or all of our patent applications do not yield issued patents or yield patents with narrow claims, competitors may develop competing products using our intellectual property and our business will suffer. *
     Our success will depend in part on our ability to obtain and maintain patent and trade secret protection for our technologies and product candidates both in the United States and other countries. We cannot guarantee that any patents will issue from any of our pending or future patent applications. Alternatively, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.
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
     As of April 15, 2008, we held 32 U.S. patents and had 90 patent applications pending before the U.S. Patent and Trademark Office, or PTO. For some of our inventions, corresponding non-U.S. patent protection is pending. Of the 32 U.S. patents that we hold, 24 patents are compound- and composition-related, having expiration dates from 2021 to 2026; three patents are synthesis-method related, having expiration dates from 2022 to 2025; one patent is proteomics methodology-related, having an expiration date in 2022; and four patents are screening methodology-related, having expiration dates from 2022 to 2025. Subject to possible patent term extension, the entitlement for which and the term of which we cannot predict, patent protection in the United States covering XP13512, our product candidate that is a Transported Prodrug of gabapentin, will expire no earlier than 2023. We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to XP13512, the composition-of-matter patents relating to gabapentin have expired. For XP19986, our product candidate that is a Transported Prodrug of R-baclofen, two U.S. composition-of-matter patents have issued that will expire no earlier than 2025 and two synthesis method/chemical intermediate U.S. patents have issued that will expire no earlier than 2025. For XP21279, our product candidate that is a Transported Prodrug of L-dopa, one U.S. composition-of-matter patent has issued that will expire no earlier than 2025. For XP21510, our product candidate that is a Transported Prodrug of tranexamic acid, one U.S. composition-of-matter patent has issued that will expire no earlier than 2026. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.
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
     We currently rely on Lonza Ltd. as the single source supplier of our current requirements of XP13512 API. We have agreed to purchase XP13512 API from Lonza under a manufacturing services and product supply agreement. In the event that Lonza terminates the agreement in response to a breach by us, we would not be able to manufacture the API until a qualified alternative supplier is identified. This could delay the development of, and impair the ability of us or Astellas to commercialize, this product candidate. In addition, our current agreement with Lonza does not provide for the entire supply of API that we require to support Astellas’ planned clinical trials or full-scale commercialization. However, the manufacturing services and product supply agreement obligates the parties to negotiate in good faith on the terms and conditions for Lonza to supply some or all of our total requirements for the commercial supply of XP13512 API. In the event that the parties cannot agree to the terms and conditions for Lonza to provide some or all of our API commercial supply needs, we would not be able to manufacture API until a qualified alternative supplier is identified. This could impair our ability to satisfy our contractual obligations to Astellas and could also delay or impair Astellas’ ability to develop and commercialize XP13512. Unless earlier terminated, our current agreement with Lonza expires in July 2009.
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
     If we are required to obtain alternate third-party manufacturers, it could delay or prevent the clinical development and commercialization of our product candidates.*
     We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with Teva, Lonza or Patheon for XP13512, Heumann, Lonza or Xcelience for XP19986 or Ajinomoto or UPM for XP21279, to continue relationships at an acceptable cost or if these suppliers fail to meet our requirements for these product candidates for any reason, we would be required to obtain alternative suppliers. Any inability to obtain qualified alternative suppliers, including an inability to obtain, or delay in obtaining, approval of an alternative supplier from the FDA, would delay or prevent the clinical development and commercialization of these product candidates, and could impact our ability to meet our supply obligations to Astellas.
     Any failure or delay in developing or manufacturing, or obtaining a qualified commercial supplier of, a new sustained-release tablet formulation of XP19986 could delay the clinical development and commercialization of this product candidate.
     Catalent Pharma Solutions, LLC (formerly Cardinal Health PTS, LLC) provided our requirements of XP19986 for our Phase 1 and Phase 2a clinical trials in the form of capsules containing controlled-release beads. However, we have developed new sustained-release tablet formulations of XP19986 to replace the Catalent capsules and have conducted clinical trials with these new tablet formulations. There can be no assurance that clinical trials with the sustained-release tablet formulations will replicate efficacy results from our earlier clinical trials with the capsule formulation. The failure to replicate these earlier clinical trials would delay our clinical development timelines. We have engaged Xcelience as a third-party manufacturer for the new sustained-release tablet formulations. Any inability to obtain a qualified commercial supplier, including an inability to obtain, or delay in obtaining, approval of a supplier from the FDA, would delay or prevent the clinical development and commercialization of this product candidate. We currently ship XP19986 using refrigerated containers. We anticipate that manufacturing improvements we will make will alleviate the need to ship this product candidate for commercial sale using refrigerated containers. If we are unable to achieve these manufacturing improvements, we may incur additional expenses and delays that could impair our ability to generate product revenue.
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
     Our ability to generate revenue from any products that we may develop will depend on reimbursement and drug pricing policies and regulations.*
     Many patients may be unable to pay for any products that we or our collaborative partners may develop. In the United States, many patients will rely on Medicare, Medicaid, private health insurers and other third-party payors to pay for their medical needs. Our and our partners’ ability to achieve acceptable levels of reimbursement for drug treatments by governmental authorities, private health insurers and other organizations will have an effect on our and our partners’ ability to successfully commercialize, and attract additional collaborators to invest in the development of, our product candidates. We cannot be sure that reimbursement in the United States, Europe or elsewhere will be available for any products that we or our partners may develop, and any reimbursement that may become available may be decreased or eliminated in the future. Third-party payors increasingly are challenging prices charged for medical products and services, and many third-party payors may refuse to provide reimbursement for particular drugs when an equivalent generic drug is available. Although we believe any products that may result from our product candidates will represent an improvement over the parent drugs upon which they are based and be considered unique and not subject to substitution by a generic parent drug, it is possible that a third-party payor may consider our product candidate and the generic parent drug as equivalents and only offer to reimburse patients for the generic drug. Even if we show improved efficacy or improved convenience of administration with our product candidate, pricing of the existing parent drug may limit the amount we will be able to charge for our product candidate. If reimbursement is not available or is available only at limited levels, we or our partners may not be able to successfully commercialize our product candidates, and may not be able to obtain a satisfactory financial return on such products.
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
     In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the 2003 Medicare Act, was enacted. Medicare beneficiaries are now eligible to obtain subsidized prescription drug coverage from a choice of private sector plans. Over 90 percent of Medicare beneficiaries now have coverage for prescription medicines. It remains difficult to predict the long-term impact of the 2003 Medicare Act on pharmaceutical companies. The use of pharmaceuticals has increased slightly among some patients as the result of the expanded access to medicines afforded by coverage under Medicare. However, such expanded utilization has been largely offset by increased pricing pressure and competition due to the enhanced purchasing power of the private sector plans that negotiate on behalf of Medicare beneficiaries and by an increase in the use of generic medicines in this population.
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
     We estimate that we have at least four competitors in the neuropathic pain, migraine prophylaxis and RLS therapeutic areas, including GSK, Eli Lilly and Company, Johnson & Johnson and Pfizer. Competition for XP13512 could include: approved drugs that act on the same target as XP13512, such as pregabalin, Neurontin and generic gabapentin; anti-Parkinson’s disease products and product candidates, such as ropinirole from GSK and pramipexole from Boehringer Ingelheim GmbH, which are each approved for the treatment of moderate-to-severe RLS, and the rotigotine patch from Schwarz Pharma AG (member of the UCB group), which had its NDA filed with the FDA in the fourth quarter of 2007 and is currently under FDA review for the treatment of moderate-to-severe RLS; antiepileptics, such as topiramate from Johnson & Johnson, which is approved for the prevention of migraines; and serotonin norepinephrine inhibitors, such as duloxetine from Eli Lilly, which is approved for the management of painful diabetic neuropathy. We are aware that generic gabapentin is marketed by Alpharma Inc., Pfizer, Teva and IVAX Corp, among others, and that it is prescribed off-label to treat a variety of conditions. We estimate that XP19986 could have several generic drug competitors in the spasticity area. There are several drugs approved for the treatment of spasticity, such as racemic baclofen, diazepam, dantrolene sodium and tizanidine, and many therapies in development, such as Fampridine-SR from Acorda Therapeutics, Inc. and tolperisone from Avigen, Inc., that could compete with XP19986. We estimate that we have at least five competitors in the GERD therapeutic area, including Wyeth, TAP Pharmaceutical Products Inc., Novartis, Addex Pharmaceuticals and AstraZeneca. Competition for XP21279 could include generic L-Dopa/carbidopa drugs and other drugs approved for the treatment of Parkinson’s disease. These include a combination therapy of L-Dopa/carbidopa/entecapone (marketed in the United States by Novartis as Stalevo) and dopamine agonists (marketed by Boehringer-Ingelheim, GSK and UCB as Mirapex, Requip and Neupro, respectively). In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.
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
•	adverse results or delays in our or our collaborative partners’ clinical trials;

•	the timing of achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the filing for regulatory approval or the establishment of commercial partnerships for one or more of our product candidates;

•	announcement of FDA approvability, approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates, our clinical trials or our sales and marketing activities;

•	actions taken by regulatory agencies with respect to products or drug classes related to our product candidates;

•	the commercial success of any of our products approved by the FDA or its foreign counterparts;

•	changes in our collaborators’ business strategies;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including infringement lawsuits;

•	actions taken by regulatory agencies with respect to our or our partners’ compliance with regulatory requirements;

•	announcements of technological innovations or new products by us or our competitors;

•	market conditions for the biotechnology or pharmaceutical industries in general;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	restatements of our financial results and/or material weaknesses in our internal controls; and

•	the loss of any of our key scientific or management personnel.
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
     Fluctuations in our operating results could cause our stock price to decline.*
     The following factors are likely to result in fluctuations of our operating results from quarter to quarter and year to year:
•	adverse results or delays in our or our collaborative partners’ clinical trials;

•	the timing and achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the filing for regulatory approval or the establishment of a commercial partnership for one or more of our product candidates;

•	announcement of FDA approvability, approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates, our clinical trials or our sales and marketing activities;

•	actions taken by regulatory agencies with respect to products or drug classes related to our product candidates;

•	the commercial success of any of our products approved by the FDA or its foreign counterparts;

•	changes in our collaborators’ business strategies;

•	actions taken by regulatory agencies with respect to our or our partners’ compliance with regulatory requirements;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including infringement lawsuits; and

•	announcements of technological innovations or new products by us or our competitors.
     Due to these fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good predictor of our future performance. For example, due to the recognition of revenues from up-front and milestone payments from our collaborations with Astellas, GSK and Xanodyne, we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007. However, while recognition of these revenues resulted in a profitable year for 2007, we continue to expect to incur losses for the next several years. In any particular financial period, the actual or anticipated fluctuations could be below the expectations of securities analysts or investors and our stock price could decline.
     Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*
     As of April 15, 2008, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 30.6% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.
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
     If there are large sales of our common stock, the market price of our common stock could drop substantially. *
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of April 15, 2008, we had 25,132,704 outstanding shares of common stock. Of these shares, up to 14,703,176 shares of common stock are tradable under Rule 144 or Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, subject in some cases to various vesting agreements, volume limitations and holding periods, and the remainder of the shares have been registered under the Securities Act and are freely tradable. In addition, 1,402,501 shares are held by our directors and executive officers and their affiliates and will be subject to volume, manner of sale and other limitations under Rule 144 under the Securities Act and various vesting agreements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
     Vincent J. Angotti was appointed as our Senior Vice President, Chief Commercialization Officer, effective as of May 1, 2008. Pursuant to the terms of his offer letter, Mr. Angotti’s annual starting base salary will be $375,000, he is entitled to receive a sign-on bonus of $50,000 and he is eligible for a retention bonus of $30,000 to be paid on the first anniversary of his employment start date. In addition, Mr. Angotti is eligible to earn an annual performance bonus under the XenoPort, Inc. Corporate Bonus Plan, which for 2008 is set at 40% of base salary. The offer letter also provides that Mr. Angotti is entitled to: (i) approximately $200,000 in relocation assistance; (ii) reimbursement for the cost of reasonable temporary housing in the Bay Area and travel expenses until September 1, 2009 or the earlier sale or rental of his house in New Jersey; and (iii) additional housing assistance not to exceed $500,000 in connection with the purchase of a home in the Bay Area by Mr. Angotti. If Mr. Angotti voluntarily terminates his employment without good reason prior to May 1, 2009, he will return 100% of the sign-on bonus to us. If Mr. Angotti voluntarily terminates his employment without good reason prior to May 1, 2009, he will return 100% of the payments or reimbursements received related to the relocation and housing assistance, and if he voluntarily terminates his employment without good reason prior to May 1, 2010, he will return 50% of such payments or reimbursements.
     Mr. Angotti’s employment is at-will, and either we or Mr. Angotti may terminate his employment at any time for any reason. Pursuant to the terms of the offer letter, subject to certain conditions, if Mr. Angotti’s employment is terminated by us without cause or he terminates his employment with good reason prior to May 1, 2010, then Mr. Angotti would be entitled to receive continued payment of his base salary and reimbursement for continued healthcare coverage for up to 12 months.
     On May 1, 2008, Mr. Angotti was granted: (i) incentive stock options to purchase 9,388 shares of our common stock under the terms of our 2005 Equity Incentive Plan; (ii) a new employee inducement stock award consisting of nonqualified stock options to purchase 140,612 shares of our common stock; and (iii) a new employee inducement stock award consisting of restricted stock units for 10,000 shares of our common stock. The stock options have a per share exercise price of $42.59, the closing trading price of our common stock on the Nasdaq Global Market on May 1, 2008. The stock options have a ten-year term and vest over four years, with 25% cliff vesting on the first anniversary of the May 1, 2008 grant date, and 1/48th of the shares subject to the options vesting monthly thereafter. The restricted stock units shall vest in four equal annual installments on each anniversary of the May 1, 2008 grant date. The inducement stock awards were granted outside of our 2005 Equity Incentive Plan, approved by the independent members of our board of directors and granted as an inducement material to Mr. Angotti’s employment with the company in accordance with Nasdaq Marketplace Rule 4350(i)(1)(A)(iv).
     On May 1, 2008, we also entered into a change of control agreement with Mr. Angotti. Pursuant to the terms of the change of control agreement, if Mr. Angotti’s employment is terminated without cause or terminated by Mr. Angotti for good reason within the 12 months following a change of control of the company, then Mr. Angotti shall be entitled to: (i) acceleration of vesting of all outstanding unvested options to purchase common stock and restricted stock units; (ii) continued payment of his base salary for 12 months; (iii) reimbursement for 12 months of continued healthcare coverage; and (iv) continued housing assistance payments pursuant to the terms of his offer letter, if such assistance was being provided at the time of the change of control event. In addition, if any benefits that Mr. Angotti is entitled to receive under his change of control agreement constitute parachute payments under Section 280G of the Internal Revenue Code of 1986 and are subject to the related excise tax, then the benefits will be reduced so that they are not subject to the excise tax; provided, however, that such reduction will occur only if it does not result in a 10% or greater reduction in the amount of benefits for Mr. Angotti. If such reduction would result in a 10% or greater reduction in the amount of benefits for Mr. Angotti, then the benefits will not be reduced and he will receive an additional tax gross-up payment with respect to federal and state excise tax obligations; provided, however, that such gross-up payment will not exceed $3,000,000.
     The foregoing description of the offer letter and change of control agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the offer letter and change of control agreement, which are attached hereto as Exhibits 10.33 and 10.34, respectively.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company(4)

4.3	Form of Right Certificate(5)

10.3.1	First Amendment to Lease Agreement, dated February 29, 2008, by and between the Company and Sobrato Interests

10.28	2008 Executive Compensation(6)

10.32	Lease, dated February 29, 2008, by and between the Company and Sobrato Interests

10.33	Offer letter between the Company and Vincent J. Angotti, effective May 1, 2008

10.34	Change of Control Agreement between the Company and Vincent J. Angotti, dated May 1, 2008

10.35	New Hire Option Agreement between Vincent J. Angotti and the Company(7)

10.36	New Hire Stock Unit Award Agreement between Vincent J. Angotti and the Company(8)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(9)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to Exhibit 3.1 of our current report of Form 8-K, filed with the SEC on December 16, 2005.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Incorporated herein by reference to Exhibit 4.1 of our current report of Form 8-K, filed with the SEC on December 16, 2005.

(6)	Incorporated herein by reference to the same numbered exhibit of our current report of Form 8-K, filed with the SEC on February 1, 2008.

(7)	Incorporated herein by reference to Exhibit 99.4 of our registration statement on Form S-8, as filed with the SEC on May 8, 2008.

(8)	Incorporated herein by reference to Exhibit 99.5 of our registration statement on Form S-8, as filed with the SEC on May 8, 2008.

(9)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc. (Registrant)
/s/ Ronald W. Barrett
May 8, 2008	Ronald W. Barrett
Chief Executive Officer and Director

/s/ William G. Harris
William G. Harris
May 8, 2008	Senior Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)

/s/ Martyn J. Webster
Martyn J. Webster
May 8, 2008	Vice President of Finance

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company(4)

4.3	Form of Right Certificate(5)

10.3.1	First Amendment to Lease Agreement, dated February 29, 2008, by and between the Company and Sobrato Interests

10.28	2008 Executive Compensation(6)

10.32	Lease, dated February 29, 2008, by and between the Company and Sobrato Interests

10.33	Offer letter between the Company and Vincent J. Angotti, effective May 1, 2008

10.34	Change of Control Agreement between the Company and Vincent J. Angotti, dated May 1, 2008

10.35	New Hire Option Agreement between Vincent J. Angotti and the Company(7)

10.36	New Hire Stock Unit Award Agreement between Vincent J. Angotti and the Company(8)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(9)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to Exhibit 3.1 of our current report of Form 8-K, filed with the SEC on December 16, 2005.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Incorporated herein by reference to Exhibit 4.1 of our current report of Form 8-K, filed with the SEC on December 16, 2005.

(6)	Incorporated herein by reference to the same numbered exhibit of our current report of Form 8-K, filed with the SEC on February 1, 2008.

(7)	Incorporated herein by reference to Exhibit 99.4 of our registration statement on Form S-8, as filed with the SEC on May 8, 2008.

(8)	Incorporated herein by reference to Exhibit 99.5 of our registration statement on Form S-8, as filed with the SEC on May 8, 2008.

(9)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.