Form 10-Q
period 2008-06-30
XENOPORT INC
filed 2008-08-07
CIK 1130591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
(408) 616-7200

(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
Total number of shares of common stock outstanding as of July 15, 2008: 25,205,481.

XENOPORT, INC.

XenoPort and Transported Prodrug are trademarks of XenoPort, Inc.
Solzira, Requip and Requip XL are trademarks of GlaxoSmithKline

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
XENOPORT, INC.
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
	(In thousands)
Current assets:
Cash and cash equivalents	$18,203	$17,961
Short-term investments	132,175	142,180
Accounts receivable	2,332	1,392
Prepaids and other current assets	4,695	2,682

Total current assets	157,405	164,215
Property and equipment, net	9,664	6,791
Restricted investments	1,799	1,771
Other assets	100	100

Total assets	$168,968	$172,877

Current liabilities:
Accounts payable	$5,902	$1,647
Accrued compensation	3,242	3,923
Accrued preclinical and clinical costs	6,324	8,726
Other accrued liabilities	2,138	2,809
Deferred revenue	15,247	8,117
Current portion of equipment financing obligations	63	176
Current portion of liability for early exercise of employee stock options	70	132

Total current liabilities	32,986	25,530
Deferred revenue	20,681	20,328
Deferred rent and other	906	1,455
Noncurrent portion of equipment financing obligations	—	5
Noncurrent portion of liability for early exercise of employee stock options	—	22
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 60,000 shares authorized; 25,185 and 24,989 shares issued and outstanding, at June 30, 2008 and December 31, 2007, respectively	25	25
Additional paid-in capital	310,117	301,084
Accumulated other comprehensive income	17	491
Accumulated deficit	(195,764)	(176,063)

Total stockholders’ equity	114,395	125,537

Total liabilities and stockholders’ equity	$168,968	$172,877

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Revenues:
Collaboration revenue	$11,537	$36,097	$26,518	$52,636

Total revenues	11,537	36,097	26,518	52,636

Operating expenses:
Research and development	18,601	20,637	37,160	37,726
General and administrative	6,380	4,191	11,948	8,594

Total operating expenses	24,981	24,828	49,108	46,320

Income (loss) from operations	(13,444)	11,269	(22,590)	6,316
Interest income	1,111	2,276	3,025	3,933
Interest and other expense	(66)	(48)	(136)	(101)

Net income (loss)	$(12,399)	$13,497	$(19,701)	$10,148

Basic net income (loss) per share	$(0.49)	$0.55	$(0.79)	$0.41

Diluted net income (loss) per share	$(0.49)	$0.52	$(0.79)	$0.40

Shares used to compute basic net income (loss) per share	25,135	24,737	25,095	24,652

Shares used to compute diluted net income (loss) per share	25,135	25,928	25,095	25,682

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months
	Ended June 30,
	2008	2007
	(In thousands)
Operating activities
Net income (loss)	$(19,701)	$10,148
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,266	898
Accretion of investment discounts, net	(1,056)	(2,812)
Stock-based compensation expense	6,570	4,203
Change in assets and liabilities:
Accounts receivable	(940)	199
Prepaids and other current and noncurrent assets	(2,013)	(906)
Accounts payable	4,255	189
Accrued compensation	(681)	(492)
Accrued preclinical and clinical costs	(2,402)	(3,911)
Other accrued liabilities	(671)	(474)
Deferred revenue	7,483	48,365
Deferred rent and other	(549)	(115)

Net cash provided by (used in) operating activities	(8,439)	55,292

Investing activities
Purchases of investments	(140,323)	(157,450)
Proceeds from sales of investments	79,719	—
Proceeds from maturities of investments	71,191	109,040
Change in restricted investments	(28)	(43)
Purchases of property and equipment	(4,139)	(2,538)

Net cash provided by (used in) investing activities	6,420	(50,991)

Financing activities
Proceeds from issuance of common stock and warrants	2,385	2,409
Repurchases of common stock	(6)	(32)
Proceeds from repayment of promissory notes from a stockholder	—	25
Payments on equipment financing obligations	(118)	(309)

Net cash provided by (used in) financing activities	2,261	2,093

Net increase (decrease) in cash and cash equivalents	242	6,394
Cash and cash equivalents at beginning of period	17,961	14,857

Cash and cash equivalents at end of period	$18,203	$21,251

Supplemental schedule of noncash investing and financing activities

Vesting of common stock from early exercises of stock options	$84	$179

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
     Basis of Preparation
     The accompanying financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2008 and results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in the Company’s annual report on Form 10-K.
     Revenue Recognition
     Revenue arrangements are accounted for in accordance with the provisions of Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables. A variety of factors are considered in determining the appropriate method of revenue recognition under these arrangements, such as whether the various elements can be considered separate units of accounting, whether there is objective and reliable evidence of fair value for these elements and whether there is a separate earnings process associated with a particular element of an agreement. Specifically, the Company accounts for each of these typical elements as follows:
•	Up-front, licensing-type fees. Up-front, licensing-type payments are assessed to determine whether or not the licensee is able to obtain any stand-alone value from the license. Where this is not the case, the Company does not consider the license deliverable to be a separate unit of accounting, and the revenue is deferred with revenue recognition for the license fee being assessed in conjunction with the other deliverables that constitute the combined unit of accounting.

•	Milestones. Milestones are assessed on an individual basis, and revenue is recognized from these milestones when earned, as evidenced by acknowledgment from collaborators, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination, or progress towards the culmination, of an earnings process and (iii) the milestone payment is non-refundable. Where separate milestones do not meet these criteria, the Company typically defaults to a performance-based model, with revenue recognition following delivery of effort as compared to an estimate of total expected effort. Milestones that are received after all substantive deliverables have occurred are considered to be bonus payments and are recognized upon receipt of the cash, assuming all of the other revenue recognition criteria are met.

•	Collaborative research payments. Generally, the payments received are based on a contractual cost per full-time equivalent employee working on the project and are recognized as the services are performed over the related funding periods for each agreement.
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
     Clinical Trials
     The Company accrues and expenses the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and reduced by any initial payment made to the clinical trial site when the first patient is enrolled. Nonrefundable advance payments for research and development goods or services are recognized as expense as the related goods are delivered or the related services are provided in accordance with the provisions of EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-03. The Company adopted EITF 07-03 effective January 1, 2008, and there was no material impact on the Company’s financial position or results of operations upon adoption.
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
     Income Taxes
     Income tax expense is accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109. Income tax expense has been provided using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more-likely-than-not that the deferred tax assets will not be realized.
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
2. Collaboration Agreements
     In December 2005, the Company entered into a license agreement with Astellas Pharma Inc. for exclusive rights in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (collectively referred to as the Astellas territory) to develop and commercialize the Company’s most advanced product candidate, XP13512, also known as ASP8825, by Astellas. The Company received an initial license payment of $25,000,000 in December 2005, which has been deferred and is being recognized on a straight-line basis over a period that approximates the expected patent life of XP13512. The Company has received milestone payments of $15,000,000 to date and is eligible to receive potential clinical and regulatory milestone payments totaling up to an additional $45,000,000. In addition, the Company is entitled to receive percentage-based royalties on any sales of XP13512 in the Astellas territory. In the three months ended June 30, 2007, the Company recognized revenue of $5,379,000, representing amortization of the up-front license payment and recognition of the second milestone payment under this agreement. In the six months ended June 30, 2007, the Company recognized revenue of $6,667,000, representing amortization of the up-front license payment and the first milestone payment as well as recognition of the second milestone payment under this agreement. In the three and six months ended June 30, 2008, the Company recognized revenue of $379,000 and $758,000, respectively, representing amortization of the up-front license payment under this agreement. At June 30, 2008, $21,086,000 of revenue was deferred under this agreement, of which $1,515,000 was classified within current liabilities and the remaining $19,571,000 was recorded as a noncurrent liability. In addition, the agreement also requires Astellas to source all product from the Company under a specified supply agreement, and Astellas may request the Company to conduct development activities. In the three months ended June 30, 2008 and 2007, the Company recorded reimbursements of $620,000 and $2,380,000, respectively, and in the six months ended June 30, 2008 and 2007, the Company recorded reimbursements of $1,345,000 and $5,843,000, respectively, under the supply arrangement and the requested development activities as an offset to research and development expenses.
     In February 2007, the Company entered into an exclusive collaboration with Glaxo Group Limited, or GSK, to develop and commercialize XP13512, known in the United States by the trade name Solzira, in all countries of the world excluding the Astellas territory (collectively referred to as the GSK territory). In March 2007, GSK made an up-front, non-refundable license payment of $75,000,000. In addition, GSK has agreed to make additional payments of up to $275,000,000 upon the achievement of additional clinical and regulatory milestones, of which $65,000,000 has been received to date, including milestone payments of $8,000,000 and

$25,000,000 received in March and April 2008, respectively, and up to $290,000,000 upon the achievement of specified XP13512 sales levels. Under the terms of the agreement, GSK is responsible for all future development costs, with the exception of specified development costs that the Company will assume in connection with the development of XP13512 for restless legs syndrome in the United States, and GSK is solely responsible for the manufacturing of XP13512 to support its development and commercialization within the GSK territory. Under the terms of the agreement, the Company is entitled to receive royalties based upon a percentage of any sales of XP13512 in the GSK territory for a specified period of time, unless the Company elects the option to co-promote XP13512 in the United States. In the event that the Company elects the co-promotion option for XP13512, the Company would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States for so long as XP13512 is sold, and would also be entitled to receive payments on details that the Company performs in the United States on Requip XL, GSK’s product for Parkinson’s disease. Subject to U.S. Food and Drug Administration, or FDA, approval of the new drug application, or NDA, for XP13512, the Company would co-promote XP13512 in the United States to those same prescribers. The Company has concluded that the up-front license payment does not have value to GSK on a stand-alone basis without the benefit of the specified development activities that the Company will perform in connection with XP13512 and that $65,000,000 of milestones payable for clinical trial and pre-clinical activities were either not sufficiently substantive or not sufficiently at risk to be accounted for using the “when-earned” model. Accordingly, these milestones and the up-front payment were combined into a separate unit of accounting that is being recognized over the best estimate of the development period to commercialization of the product during which time delivery of substantially all of the efforts required for the completion of the Company’s contractual responsibilities under the GSK agreement is expected to occur. In the three months ended June 30, 2008 and 2007, the Company recognized revenue of $10,158,000 and $30,718,000, respectively, and in the six months ended June 30, 2008 and 2007, the Company recognized revenue of $20,260,000 and $45,969,000, respectively, under this agreement. At June 30, 2008, $14,842,000 of revenue was deferred under this agreement, of which $13,732,000 was classified within current liabilities and the remaining $1,110,000 was recorded as a noncurrent liability.
     In October 2007, the Company entered into an exclusive license agreement for the development and commercialization of XP21510 in the United States by Xanodyne Pharmaceuticals, Inc. for the potential treatment of women diagnosed with menorrhagia. In exchange for these rights, the Company is entitled to receive up-front, non-refundable cash payments totaling $12,000,000, of which $6,000,000 was paid to the Company upon execution of the agreement and the remaining $6,000,000 is due on the 12-month anniversary of the execution date. The Company is eligible to receive aggregate cash payments of up to $130,000,000 upon the achievement of certain development, regulatory and commercial milestones with respect to XP21510, of which $1,000,000 was received in April 2008, as well as aggregate cash payments of up to $5,000,000 upon the achievement of certain development, regulatory and commercial milestones with respect to Xanodyne’s tranexamic acid product candidate, known as XP12B, which is in Phase 3 clinical development. In addition, the Company is entitled to receive tiered, double-digit royalty payments on potential future sales of XP21510, as well as escalating single-digit royalties on potential future sales of XP12B. In the three and six months ended June 30, 2008, the Company recognized revenue of $1,000,000 and $5,500,000, respectively, representing the Company’s completion of the transfer of manufacturing and supply responsibilities to Xanodyne and recognition of the first milestone payment with respect to XP21510 under this agreement. At June 30, 2008, no revenue was deferred under this agreement.
3. Net Income (Loss) Per Share
     Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period less the weighted-average number of unvested common shares subject to repurchase, without consideration for potential common shares. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period less the weighted-average number of unvested common shares subject to repurchase and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, restricted stock units, options to purchase stock and warrants are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(12,399)	$13,497	$(19,701)	$10,148

Denominator:
Weighted-average common shares outstanding	25,160	24,871	25,129	24,802
Less: Weighted-average unvested common shares subject to repurchase	(25)	(134)	(34)	(150)

Denominator for basic net income (loss) per share	25,135	24,737	25,095	24,652

Dilutive effect of:
Restricted stock units and options to purchase common stock	—	1,172	—	1,013
Warrants outstanding	—	19	—	17

Denominator for diluted net income (loss) per share	25,135	25,928	25,095	25,682

Basic net income (loss) per share	$(0.49)	$0.55	$(0.79)	$0.41

Diluted net income (loss) per share	$(0.49)	$0.52	$(0.79)	$0.40

Outstanding dilutive securities not included in the computation of diluted net income (loss) per share as they had an antidilutive effect:
Restricted stock units and options to purchase common stock	3,215	227	3,215	1,029
Warrants outstanding	21	—	21	—

	3,236	227	3,236	1,029

4. Comprehensive Income (Loss)
     The Company displays comprehensive income (loss) and its components as part of the annual statement of stockholders’ equity. Comprehensive income (loss) is comprised of net income (loss) and unrealized gains and losses on available-for-sale securities. Total comprehensive income (loss) was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net income (loss)	$(12,399)	$13,497	$(19,701)	$10,148
Change in unrealized gain (loss) on available-for-sale securities	(319)	106	(474)	107

	$(12,718)	$13,603	$(20,175)	$10,255

5. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments
     The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of June 30, 2008:
Cash	$1,907	$—	$—	$1,907
Money market funds	15,299	—	—	15,299
U.S. government agencies	71,440	10	(64)	71,386
Corporate debt securities	61,715	91	(20)	61,786
Certificate of deposit	1,799	—	—	1,799

	$152,160	$101	$(84)	$152,177

Reported as:
Cash and cash equivalents				$18,203
Short-term investments				132,175
Restricted investments				1,799

				$152,177

As of December 31, 2007:
Cash	$1,770	$—	$—	$1,770
Money market funds	10,104	—	—	10,104
Corporate debt securities	147,776	527	(36)	148,267
Certificate of deposit	1,771	—	—	1,771

	$161,421	$527	$(36)	$161,912

Reported as:
Cash and cash equivalents				$17,961
Short-term investments				142,180
Restricted investments				1,771

				$161,912

     At June 30, 2008, the contractual maturities of all investments held were less than 18 months. At December 31, 2007, the contractual maturities of all investments held were less than 12 months.
     The Company recognized $0 and $445,000 in the three and six months ended June 30, 2008, respectively, of gross realized gains on sales of short-term investments based on the specific identification method. No gross realized gains or losses were recognized in the same periods in 2007.
     The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value using the following inputs (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Total	for Identical	Observable	Unobservable
	As of June 30,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Money market funds	$15,299	$15,299	$—	$—
U.S. government agencies	71,386	—	71,386	—
Corporate debt securities	61,786	—	61,786	—

Total	$148,471	$15,299	$133,172	$—

6. Stock-Based Compensation
     Details of the Company’s employee non-cash stock-based compensation are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Research and development	$1,849	$1,189	$3,553	$2,458
General and administrative	1,690	876	3,017	1,727

	$3,539	$2,065	$6,570	$4,185

7. Commitments
     On February 29, 2008, the Company entered into a lease for approximately 59,000 square feet of office space in a building at 3400 Central Expressway, Santa Clara, California, or the 3400 Lease. The Company intends to use the additional space to alleviate current office space shortages and expand its operations and business. The term of the 3400 Lease runs for 60 months.
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
     The Company recognizes rent expense evenly over the lease term and recorded the monthly sublease income as an offset to rent expense. The sublease was terminated effective January 31, 2007. The Company began recognizing rent expense on the 3400 Lease in May 2008. In the three months ended June 30, 2008 and 2007, the Company recognized rent expense of $1,015,000 and $926,000, respectively, and in the six months ended June 30, 2008 and 2007, the Company recognized rent expense, net of sublease income in 2007, of $1,909,000 and $1,787,000, respectively. Deferred rent of $1,631,000 and $1,696,000 at June 30, 2008 and December 31, 2007, respectively, represents the difference between rent expense recognized and actual cash payments related to the Company’s operating lease.
     At June 30, 2008, future minimum payments under all non-cancelable operating leases were as follows (in thousands):

Year ending December 31:
Remaining 2008	$1,980
2009	5,328
2010	5,498
2011	5,547
2012	3,723
2013	2,639

Total minimum lease payments	$24,715

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
Overview
     We are a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of drugs. We intend to focus our development and commercialization efforts on potential treatments of central nervous system disorders. Our most advanced product candidate, XP13512, known in the United States by the trade name Solzira by our partner, Glaxo Group Limited, or GSK, and ASP8825 by our partner, Astellas Pharma Inc., is currently being evaluated for the treatment of restless legs syndrome, or RLS, in a Phase 3 clinical program in the United States and has also successfully completed a Phase 2a clinical trial for the management of post-herpetic neuralgia, or PHN, in the United States. Astellas is evaluating this product candidate in two separate Phase 2 clinical trials in Japan for the treatment of painful diabetic neuropathy, or PDN, and RLS. GSK is evaluating XP13512 for PHN and PDN and plans to evaluate

XP13512 for migraine prophylaxis. We are evaluating our second product candidate, XP19986, for the potential treatment of gastroesophageal reflux disease, or GERD, and for the potential treatment of spasticity in separate Phase 2 clinical trials. We are evaluating our third product candidate, XP21279, for the potential treatment of Parkinson’s disease.
     Our current portfolio of proprietary product candidates includes the following:
•	XP13512 for RLS. XP13512 is a Transported Prodrug of gabapentin. XP13512 is currently being evaluated for the treatment of RLS in a Phase 3 clinical program in the United States and in a Phase 2 clinical trial in Japan. RLS is characterized by an irresistible urge to move one’s legs, usually accompanied by unpleasant sensations or pain in the legs. We have announced top-line data from three RLS Phase 3 clinical trials that demonstrated statistically significant improvements compared to placebo on the primary endpoints of these trials and that XP13512 was generally well tolerated.

•	XP13512 for Neuropathic Pain. We have also shown in a Phase 2a clinical trial that XP13512 is effective for the management of PHN, a chronic type of neuropathic pain that can follow the resolution of shingles. XP13512 is being studied by our partner, Astellas, in a Phase 2 clinical trial in Japan for the treatment of PDN, a chronic type of neuropathic pain that results from diabetes. Our partner, GSK, has initiated a neuropathic pain program that includes two Phase 2 clinical trials designed to show the safety and efficacy of XP13512 in the management of PHN, as well as a Phase 2 clinical trial designed to show the safety and efficacy of XP13512 in the treatment of PDN.

•	XP13512 for Migraine Prophylaxis. Migraine is a neurological disorder characterized by recurrent headache attacks that are usually accompanied by various combinations of symptoms, including nausea and vomiting, as well as distorted vision and sensitivity to light and sound. Migraine prophylaxis is designed to reduce the frequency and severity of migraine attacks. We expect GSK to initiate in the second half of this year a Phase 2b clinical trial designed to show the safety and efficacy of XP13512 in preventing migraines in patients.

•	XP19986 for GERD. XP19986 is a Transported Prodrug of R-baclofen that we are developing for the treatment of GERD, which is a digestive system disorder caused primarily by transient relaxations of the lower esophageal sphincter, which is a combination of muscles that controls the junction between the esophagus and the stomach. GERD is characterized by the frequent, undesirable passage of stomach contents into the esophagus that results in discomfort and potential damage to the lining of the esophagus. We have successfully completed a Phase 2a clinical trial indicating that single doses of XP19986 were well tolerated and produced statistically significant reductions in the number of reflux episodes in patients with GERD. We are currently conducting a second Phase 2 clinical trial of XP19986 in patients with GERD.

•	XP19986 for Spasticity. XP19986 is also a potential treatment for spasticity, a condition in which certain muscles are continuously contracted, causing stiffness or tightness of muscles that interferes with movement or speech. Racemic baclofen, which contains both R-baclofen and S-baclofen, is currently approved in the United States for the treatment of spasticity resulting from multiple sclerosis, spinal cord injury and other spinal cord diseases. We believe that spasticity patients may benefit from XP19986 due to less frequent dosing and a more desirable pharmacokinetic profile than racemic baclofen. We are currently conducting a Phase 2 clinical trial of XP19986 in spinal cord injury patients with spasticity.

•	XP21279 for Parkinson’s Disease. XP21279 is a Transported Prodrug of levodopa, or L-Dopa, that we are developing for the treatment of Parkinson’s disease, a neurological disorder of the elderly, characterized by tremor, rigidity and loss of reflexes. In March 2008, we announced positive results from a Phase 1 clinical trial of XP21279 that demonstrated that XP21279 produced a more sustained exposure of L-Dopa compared to oral L-Dopa dosed in the same healthy subjects and that XP21279 was well-tolerated in this first trial in humans.

•	XP20925 for Acute Migraine. XP20925 is a Transported Prodrug of propofol that is in preclinical development for the treatment of acute migraine. We have commenced preclinical development activities to support the filing of an investigational new drug application, or IND, for XP20925.

•	XP21510 for the Treatment of Women with Menorrhagia. XP21510 is a Transported Prodrug of tranexamic acid. Tranexamic acid is a man-made derivative of the naturally occurring amino acid lysine and works to inhibit, on a molecular basis, the break down of blood clots. It is approved in many countries in Europe and Asia for the treatment of women with menorrhagia, or heavy menstrual bleeding. In October 2007, we announced an exclusive license agreement for the development and commercialization of XP21510 by Xanodyne Pharmaceuticals, Inc. in the United States.

     We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated any product revenues. We have funded our research and development operations primarily through sales of our preferred stock, our initial and follow-on public offerings, non-equity payments from our collaborators and government grants. We have received additional funding from capital lease financings and interest earned on investments. Prior to the three months ended June 30, 2007, we had incurred net losses since our inception. However, due to the recognition of revenues from up-front and milestone payments from our collaborations with GSK, Astellas and Xanodyne, we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007. While recognition of these revenues resulted in a profitable year for 2007, we continue to expect to incur losses for the next several years as we expand our research and development activities and seek to advance our product candidates into later stages of development. We expect our research and development expenses to increase in the foreseeable future due to increasing headcount, investment in our preclinical development programs and XP19986 development costs, partially offset by decreasing expenses for our XP13512 Phase 3 RLS clinical program. Subject to regulatory approval of any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses if we establish a North American specialty sales force. As of June 30, 2008, we had an accumulated deficit of approximately $195.8 million.
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
     In December 2005, we entered into an agreement in which we licensed to Astellas exclusive rights to develop and commercialize XP13512 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (collectively referred to as the Astellas territory). We received an initial license payment of $25.0 million from Astellas. The terms of the agreement also specify clinical and regulatory milestone payments totaling up to a maximum of $60.0 million, including milestone payments of $15.0 million that we have received to date. We will receive royalties on any sales of XP13512 in the Astellas territory at a royalty rate in the mid-teens on a percentage basis. As of June 30, 2008, we had recognized an aggregate of $19.0 million of revenue pursuant to this agreement.
     In February 2007, we announced an exclusive collaboration with GSK to develop and commercialize XP13512 worldwide, excluding the Astellas territory (collectively referred to as the GSK territory). GSK made an up-front, non-refundable license payment to us of $75.0 million, that we received in March 2007, and GSK has agreed to make additional payments of up to $275.0 million upon the achievement of clinical and regulatory milestones, of which $65.0 million has been received to date, including $8.0 million and $25.0 million received in March and April 2008, respectively, and up to $290.0 million upon the achievement of specified sales levels. Under the terms of the agreement, GSK is responsible for all future development costs, with the exception of specified development costs that we will assume in connection with the development of XP13512 for RLS in the United States. We are entitled to receive royalties based upon a percentage of any sales of XP13512 in the GSK territory for a specified period of time, unless we elect the option to co-promote XP13512 in United States. In the event that we elect the co-promotion option for XP13512, we would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States for so long as XP13512 is sold, as well as receive payments on details we perform in the United States on Requip XL, GSK’s product for Parkinson’s disease. Subject to FDA approval of the new drug application, or NDA, for XP13512, we would co-promote XP13512 in the United States to those same prescribers. As of June 30, 2008, we had recognized an aggregate of $125.2 million of revenue pursuant to this agreement.
     In October 2007, we announced an exclusive license agreement for the development and commercialization of XP21510 in the United States by Xanodyne for the potential treatment of women diagnosed with menorrhagia. In exchange for these rights, we are entitled to receive up-front, non-refundable cash payments totaling $12.0 million, of which $6.0 million was paid to us upon execution of the agreement and the remaining $6.0 million is due on the 12-month anniversary of the execution date. We are eligible to receive aggregate cash payments of up to $130.0 million upon the achievement of certain development, regulatory and commercial milestones with respect to XP21510, of which $1.0 million was received in April 2008, as well as aggregate cash payments of up to $5.0 million upon the achievement of certain development, regulatory and commercial milestones with respect to Xanodyne’s tranexamic acid product candidate, known as XP12B, that is currently in Phase 3 clinical development. In addition, we are entitled to receive tiered, double-digit royalty payments on potential future sales of XP21510, as well as escalating single-digit royalties on potential future sales of XP12B. As of June 30, 2008, we had recognized an aggregate of $7.0 million of revenue pursuant to this agreement as we completed the transfer of manufacturing and supply responsibilities to Xanodyne and achieved the first milestone with respect to XP21510.
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
Results of Operations
     Three and Six Months Ended June 30, 2008 and 2007
     Revenues
     Our revenues consist of the recognition of revenues from up-front and milestone payments from our collaborations with Astellas, GSK and Xanodyne.

	Three Months				Six Months
	Ended				Ended
	June 30,		Change		June 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(In thousands, except percentages)
Revenues	$11,537	$36,097	$(24,560)	(68)%	$26,518	$52,636	$(26,118)	(50)%

     The decrease in revenues for the three months ended June 30, 2008 compared to the same period in 2007 was the result of a $20.6 million decrease in revenues recognized under our GSK agreement and a $5.0 million decrease in revenues recognized under our Astellas agreement, offset by revenue recognized of $1.0 million under our Xanodyne agreement that was executed in October 2007.
     The decrease in revenues for the six months ended June 30, 2008 compared to the same period in 2007 was the result of a $25.7 million decrease in revenues recognized under our GSK agreement and a $5.9 million decrease in revenues recognized under our Astellas agreement, offset by revenue recognized of $5.5 million under our Xanodyne agreement that was executed in October 2007.
     We expect revenues to fluctuate in the future primarily depending upon our progress against the deliverables specified in the terms of our collaboration with GSK, the timing of milestone-related activities under our Astellas, GSK and Xanodyne collaborations and the extent to which we enter into new collaborative agreements.
     Research and Development Expenses
     Research and development expenses consist of costs associated with our research activities and drug discovery efforts, as well as costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Of the total research and development expenses for the three and six months ended June 30, 2008 and 2007, the allocation of costs associated with research and preclinical and clinical development activities was as follows:

	Three Months				Six Months
	Ended				Ended
	June 30,		Change		June 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(In thousands, except percentages)
Research and preclinical	$5,548	$4,838	$710	15%	$10,589	$9,263	$1,326	14%
Clinical development	13,053	15,799	(2,746)	(17)%	26,571	28,463	(1,892)	(7)%

Total research and development	$18,601	$20,637	$(2,036)	(10)%	$37,160	$37,726	$(566)	(2)%

     The decrease in research and development expenses in the three months ended June 30, 2008 compared to the same period in 2007 was principally due to the following:
•	decreased net costs for XP13512 of $8.7 million due to decreased clinical and manufacturing costs; partially offset by

•	increased net costs for XP19986 of $0.9 million due to increased clinical and manufacturing costs, offset by decreased toxicology costs; and

•	increased net costs for our preclinical development programs of $2.1 million due to increased manufacturing and toxicology costs; and

•	increased personnel costs of $2.2 million resulting from increased headcount and increased non-cash stock-based compensation of $0.7 million.
     The decrease in research and development expenses in the six months ended June 30, 2008 compared to the same period in 2007 was principally due to the following:
•	decreased net costs for XP13512 of $11.4 million due to decreased clinical and manufacturing costs; partially offset by

•	increased net costs for XP19986 of $2.4 million due to increased clinical and manufacturing costs, offset by decreased toxicology costs; and

•	increased net costs for our preclinical development programs of $2.8 million due to increased manufacturing and toxicology costs; and

•	increased personnel costs of $4.2 million resulting from increased headcount and increased non-cash stock-based compensation of $1.1 million.
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

	Three Months				Six Months
	Ended				Ended
	June 30,		Change		June 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(In thousands, except percentages)
General and administrative	$6,380	$4,191	$2,189	52%	$11,948	$8,594	$3,354	39%
     The increase in general and administrative expenses in the three months ended June 30, 2008 compared to the same period in 2007 was primarily due to increased personnel and related costs of $1.6 million resulting from an increase in headcount and increased non-cash stock-based compensation of $0.8 million.
     The increase in general and administrative expenses in the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to increased personnel and related costs of $2.6 million resulting from an increase in headcount and increased non-cash stock-based compensation of $1.3 million.
     We expect that general and administrative expenses will continue to increase in the future due to increasing headcount, expanded infrastructure and facilities and increasing consulting and legal services.
     Interest Income and Interest and Other Expense
     Interest income consists of interest earned on our cash and cash equivalents and short-term investments.

	Three Months				Six Months
	Ended				Ended
	June 30,		Change		June 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(In thousands, except percentages)
Interest income	$1,111	$2,276	$(1,165)	(51)%	$3,025	$3,933	$(908)	(23)%
Interest and other expense	$66	$48	$18	38%	$136	$101	$35	35%
     The decrease in interest income in the three and six months ended June 30, 2008 compared to the same periods in 2007 was primarily due to lower average short-term investment balances and interest rates.

Liquidity and Capital Resources

	As of	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Cash and cash equivalents and short-term investments	$150,378	$160,141
Working capital	124,419	138,685
Restricted investments	1,799	1,771
Current portion of equipment financing obligations	63	176
Noncurrent portion of equipment financing obligations	—	5

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash provided by (used in):
Operating activities	$(8,439)	$55,292
Investing activities	6,420	(50,991)
Financing activities	2,261	2,093
Capital expenditures (included in investing activities above)	(4,139)	(2,538)
     Due to our significant research and development expenditures and the lack of regulatory agency approvals to sell products, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our preferred stock, our initial and follow-on public offerings, non-equity payments from our collaborators and government grants. We have received additional funding from capital lease financings and interest earned on investments, each as described more fully below. At June 30, 2008, we had available cash and cash equivalents and short-term investments of $150.4 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.
     Net cash provided by (used in) operating activities was $(8.4) million and $55.3 million in the six months ended June 30, 2008 and 2007, respectively. The net cash used in operating activities in the six months ended June 30, 2008 primarily reflected our net loss, offset by non-cash stock-based compensation and non-cash changes in operating assets and liabilities. The net cash provided by operating activities for the six months ended June 30, 2007 primarily reflected the net income for the period and non-cash changes in operating assets and liabilities.
     Net cash provided by (used in) investing activities was $6.4 million and $(51.0) million in the six months ended June 30, 2008 and 2007, respectively. Cash provided by investing activities for the six months ended June 30, 2008 was primarily related to the proceeds from sales and maturities of investments, offset by purchases of investments and capital expenditures. Cash used in investing activities for the six months ended June 30, 2007 was primarily related to purchases of investments, offset by the proceeds from maturities of investments.
     Net cash provided by financing activities was $2.3 million and $2.1 million in the six months ended June 30, 2008 and 2007, respectively. The net cash provided by financing activities for the six months ended June 30, 2008 and 2007 reflected proceeds from issuance of common stock, offset by principal payments on equipment financing obligations.
     We believe that our existing capital resources and expected milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the second quarter of 2010. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our collaborations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:
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
Contractual Obligations
     Our future contractual obligations at June 30, 2008 were as follows (in thousands):

	Payments Due by Period
		Less			Greater
		Than	1-3	3-5	Than 5
Contractual Obligations	Total	1 Year	Years	Years	Years
Equipment financing obligations	$64	$64	$—	$—	$—
Operating lease obligations	24,715	4,634	10,997	8,353	731

Total fixed contractual obligations	$24,779	$4,698	$10,997	$8,353	$731

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2008, we had cash and cash equivalents and short-term investments of $150.4 million consisting of cash and highly liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.
     We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amount of $0.8 million and $4.5 million during the six months ended June 30, 2008 and 2007, respectively, to this European contract manufacturer. We are subject to exposure to fluctuations in foreign exchange rates in connection with these agreements. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.
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
     Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business and Industry
     We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never sustain profitability. *
     We have a limited operating history and have incurred cumulative losses of $195.8 million since our inception in May 1999. In the three and six months ended June 30, 2008, we incurred net losses of $12.4 million and $19.7 million, respectively. Due to the recognition of revenues from up-front and milestone payments from our collaborations with Glaxo Group Limited, or GSK, Astellas Pharma Inc. and Xanodyne Pharmaceuticals, Inc., we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007. However, while recognition of these revenues resulted in a profitable year for 2007, we continue to expect to incur losses for the next several years. We expect our research and development expenses to increase in the foreseeable future due to increasing headcount, investment in our preclinical development programs and XP19986 development costs, partially offset by decreasing expenses for our clinical program evaluating XP13512, known in the United States by the trade name Solzira by our partner, GSK, and ASP8825 by our partner, Astellas, for the treatment of restless legs syndrome, or RLS. Subject to regulatory approval of any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.
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
     If we or our partners are not able to obtain required regulatory approvals, we or our partners will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.*
     Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory agencies in the United States and by comparable authorities in other countries. In February 2007, we announced an exclusive collaboration with GSK to develop and commercialize XP13512 in all countries of the world other than the six countries that comprise the territory under our collaboration with Astellas. Under the terms of our agreement, subject to further positive clinical data, GSK will file the new drug application, or NDA, for restless legs syndrome, or RLS, with the FDA for approval, and GSK will lead the development and registration of XP13512 for all indications other than RLS in the United States and all indications in the remainder of GSK’s licensed territory. The inability to obtain FDA approval or approval from comparable authorities in other countries would prevent us and our collaborative partners from commercializing our product candidates in the United States or other countries. We or our collaborative partners may never receive regulatory approval for the commercial sale of any of our product candidates. Moreover, if the FDA requires that any of our product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our collaborative partners will be unable to begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our product candidates is classified as a controlled substance by the DEA, we or our collaborative partners would have to register annually with the DEA and those product candidates would be subject to additional regulation.
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
     Changes in the regulatory approval policy during the development period, changes in, or the enactment of additional, regulations or statutes or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. For example, the FDA recently announced that, due to staffing and resource limitations, it has given its managers discretion to miss certain timing goals for completing reviews of NDAs set forth under the Prescription Drug User Fee Act, or PDUFA. If the FDA were to miss a PDUFA timing goal for one of our product candidates, the development and commercialization of the product candidate could be delayed or impaired. Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.
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
     We believe that our existing capital resources and expected milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the second quarter of 2010. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our collaborations.

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
     Any delay in commencing or completing clinical trials for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition. In addition, unforeseen safety issues or side effects could result from our collaborators’ current or future clinical trials, which could delay or negatively impact commercialization of our product candidates. It is also possible that none of our product candidates will complete clinical trials in any of the markets in which we or our collaborators intend to sell those product candidates. Accordingly, we or our collaborators would not receive the regulatory approvals needed to market our product candidates, which would severely harm our business and financial condition.
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
     As of July 15, 2008, we held 32 U.S. patents and had 91 patent applications pending before the U.S. Patent and Trademark Office, or PTO. For some of our inventions, corresponding non-U.S. patent protection is pending. Of the 32 U.S. patents that we hold, 24 patents are compound- and composition-related, having expiration dates from 2021 to 2026; three patents are synthesis-method related, having expiration dates from 2022 to 2025; one patent is proteomics methodology-related, having an expiration date in 2022; and four patents are screening methodology-related, having expiration dates from 2022 to 2025. Subject to possible patent term extension, the entitlement for which and the term of which we cannot predict, patent protection in the United States covering XP13512, our product candidate that is a Transported Prodrug of gabapentin, will expire no earlier than 2022. We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to XP13512, the composition-of-matter patents relating to gabapentin have expired. For XP19986, our product candidate that is a Transported Prodrug of R-baclofen, two U.S. composition-of-matter patents have issued that will expire no earlier than 2025 and two synthesis method/chemical intermediate U.S. patents have issued that will expire no earlier than 2025. For XP21279, our product candidate that is a Transported Prodrug of L-dopa, one U.S. composition-of-matter patent has issued that will expire no earlier than 2025. For XP21510, our product candidate that is a Transported Prodrug of tranexamic acid, one U.S. composition-of-matter patent has issued that will expire no earlier than 2026. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.
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

     Third-party claims of intellectual property infringement would require us to spend significant time and money and could prevent us from developing or commercializing our products.*
     Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering products or other technologies of interest to us that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. For example, we are aware of a family of third party patent applications relating to prodrugs of gabapentin. We believe the applications have been abandoned in the United States, the European Patent Office, Canada, Australia and the United Kingdom. Additionally, we are aware of third-party patents relating to the use of baclofen in the treatment of gastroesophageal reflux disease, or GERD. If the patents are determined to be valid and construed to cover XP19986, the development and commercialization of XP19986 could be affected. With respect to the claims contained in these patent applications and patents, we believe that our activities do not infringe the patents at issue and/or that the third-party patent or patent applications are invalid. However, it is possible that a judge or jury will disagree with our conclusions regarding non-infringement and/or invalidity, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. Licenses required under any of these patents may not be available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to develop, commercialize and sell our product candidates. We believe that there may continue to be significant litigation in the biotechnology and pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.
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
     If third parties do not manufacture our product candidates in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates would be delayed.*
     We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our product candidates. To date, we have relied on a limited number of third-party compound manufacturers and active pharmaceutical ingredient, or API, formulators for the production of clinical and commercial quantities of our product candidates.
     Under the terms of our collaboration with GSK, GSK is solely responsible for the manufacture of XP13512 to support its development and commercialization within its licensed territory. As a result, if GSK fails to manufacture sufficient quantities of XP13512, development and commercialization of this product candidate could be impaired or delayed in the licensed territory. In addition, we will continue to be responsible for providing Astellas both clinical and commercial supplies of XP13512. Thus, we expect to continue to rely on a limited number of third-party manufacturers to meet our clinical and commercial supply obligations to Astellas for XP13512 and to meet our preclinical and clinical requirements of our other potential products and for any related commercial needs. We do not have commercial supply agreements with any of these third parties, and our agreements with these parties are generally terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform under our agreements or enter into new agreements, we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our product candidates in a timely manner from these third parties could delay clinical trials and prevent us or our partners from developing and commercializing our product candidates in a cost-effective manner or on a timely basis. We purchase substantial amounts of gabapentin, which is used to make XP13512, from Teva Pharmaceutical Industries, Ltd. pursuant to purchase orders issued from time to time. Teva’s sale of gabapentin is the subject of ongoing litigation brought by Pfizer Inc alleging infringement of a patent held by Pfizer. In September 2007, the Court of Appeals for the Federal Circuit overturned a July 2006 District Court ruling that was in favor of the generic gabapentin makers, including Teva, and the suit has been remanded to the District Court to continue with the trial. In the event that Teva decides not to sell gabapentin to us, or decides to sell gabapentin to us at a price that is not commercially attractive, or, as a result of this litigation, ceases producing gabapentin, we would not be able to manufacture XP13512 until a qualified alternative supplier is identified. This could delay the development of, and impair our or our collaborative partners’ ability to commercialize, this product candidate.
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
     We currently rely on Excella GmbH (formerly Heumann Pharma GmbH) as our single source supplier of R-baclofen, the active agent used to make XP19986, under purchase orders issued from time to time. We are aware of two alternative suppliers of R-baclofen, and we are in the process of qualifying them as alternative suppliers. If we were unable to qualify an alternative supplier of R-baclofen, this could delay the development of, and impair our ability to commercialize, this product candidate.
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
     We currently rely on Xcelience, LLC as our single source supplier for XP19986 formulated in sustained-release tablets for clinical trials at specified transfer prices under quotations agreed upon by the parties as a part of a master services agreement. We have identified a potential alternative supplier and are in the qualifying process. In the event that Xcelience terminates the agreement under specified circumstances, we would not be able to manufacture XP19986 sustained-release tablets until a qualified alternative supplier is identified. This could delay the development of, and impair our ability to commercialize, XP19986.
     We currently rely on Ajinomoto Company as our single source supplier of L-Dopa, which is used to make XP21279, under purchase orders issued from time to time. We are aware of several alternative suppliers of L-Dopa, and we believe at least one alternative manufacturer could potentially supply L-Dopa, in the event that Ajinomoto determines to not sell L-Dopa to us at a price that is commercially attractive. If we were unable to qualify an alternative supplier of L-Dopa, this could delay the development of, and impair our ability to commercialize, XP21279.
     We have purchased from Raylo Chemicals, Inc., a subsidiary of Gilead Sciences, Inc., all of our current worldwide requirements of XP21279 in API form through our initial Phase 1 clinical trial under a manufacturing services and product supply agreement.

We have identified a potential alternative supplier for manufacture of XP21279 in API form and are in the qualifying process. If we were unable to qualify an alternative supplier of XP21279, this could delay the development of, and impair our ability to commercialize, this product candidate.
     UPM Pharmaceuticals, Inc. provided our requirements of XP21279 for clinical trials in the form of sustained-release tablets at specified transfer prices under a quotation agreed upon by the parties as a part of a master services agreement. We rely on UPM as a single source supplier for tablets of XP21279. We have identified a potential alternative supplier and are in the qualifying process. In the event that UPM terminates the agreement under specified circumstances, we would not be able to manufacture XP21279 sustained-release tablets until a qualified alternative supplier is identified. This could delay the development of, and impair our ability to commercialize, XP21279.
     If we are required to obtain alternate third-party manufacturers, it could delay or prevent the clinical development and commercialization of our product candidates.*
     We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with Teva, Lonza or Patheon for XP13512, Excella, Lonza or Xcelience for XP19986 or Ajinomoto or UPM for XP21279, to continue relationships at an acceptable cost or if these suppliers fail to meet our requirements for these product candidates for any reason, we would be required to obtain alternative suppliers. Any inability to obtain qualified alternative suppliers, including an inability to obtain, or delay in obtaining, approval of an alternative supplier from the FDA, would delay or prevent the clinical development and commercialization of these product candidates, and could impact our ability to meet our supply obligations to Astellas.
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
     Use of third-party manufacturers may increase the risk that we or our partners will not have adequate supplies of our product candidates.*
     Our current reliance, and our and our partners’ anticipated future reliance, on third-party manufacturers will expose us and our partners to risks that could delay or prevent the initiation or completion of clinical trials by us or our partners, the submission of applications for regulatory approvals, the approval of our products by the FDA or foreign regulatory authorities or the commercialization of our products or could result in higher costs or lost product revenues. In particular, our contract manufacturers:
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
     In addition, the manufacturing facilities of Excella, Lonza, Teva and Ajinomoto are located outside of the United States. This may give rise to difficulties in importing our product candidates or their components into the United States or other countries as a result of, among other things, regulatory agency import inspections, incomplete or inaccurate import documentation or defective packaging.
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
     Additionally, problems with approved products marketed by third parties that utilize the same therapeutic target or belong to the same therapeutic class as the parent drug of our product candidates could adversely affect the development of our product candidates. For example, the product withdrawals of Vioxx by Merck & Co., Inc. and Bextra from Pfizer in 2005 due to safety issues has caused other drugs that have the same therapeutic target, such as Celebrex from Pfizer, to receive additional scrutiny from regulatory authorities. If either gabapentin or pregabalin, drugs from Pfizer that are marketed as Neurontin and Lyrica, respectively, encounters unexpected toxicity problems in humans, the FDA may delay or prevent the regulatory approval of XP13512 since it is believed to share the same therapeutic target as gabapentin and pregabalin. In 2005, the FDA requested that all makers of epilepsy drugs analyze their clinical trial data to determine whether these drugs increase the risk of suicide in patients. In January 2008, the FDA warned doctors that 11 antiepileptic drugs, or AEDs, including gabapentin, increased suicide-related risk in patients, especially epileptics. In July 2008, an advisory committee recommended to the FDA that warnings be added to the labels of all AEDs regarding an increased risk of suicide or suicidal thoughts. At this time, it is unclear if XP13512, as a compound that is believed to share the same therapeutic target as gabapentin and pregabalin, would, if approved by the FDA, require a similar warning in its label. Finally, if the FDA determines that a drug may present a risk of substance abuse, it can recommend to the DEA that the drug be scheduled under the Controlled Substances Act. While gabapentin is not a scheduled drug at the present time, pregabalin has been scheduled as a controlled substance. Since pregabalin is a scheduled drug, it is possible that the FDA may require additional testing of XP13512, the results of which could lead the FDA to conclude that XP13512 should be scheduled as well. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA regulates the amount of a scheduled substance that is available for clinical trials and commercial distribution. Accordingly, any scheduling action that the FDA or DEA may take with respect to XP13512 may delay its clinical trial and approval process. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition.
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

     If we are unable to establish sales and marketing capabilities or enter into additional agreements with third parties to market and sell our product candidates, we may be unable to generate product revenues.*
     We have a limited sales and marketing organization and have limited experience in the sales, marketing and distribution of pharmaceutical products. There are risks involved with establishing our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. Developing an internal sales force is expensive and time-consuming. On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, as we have for XP13512 around the world and XP21510 in the United States, our product revenues will be lower than if we market and sell any products that we develop ourselves.
     Under the terms of our collaboration with GSK, we are entitled to a percentage of sales of XP13512 in the GSK territory for a specified period of time, unless we elect the option to co-promote XP13512 in the United States. In the event that we elect the co-promotion option for XP13512, we would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States, as well as receive payments on details we perform on Requip XL, GSK’s product for Parkinson’s disease in the United States. Subject to approval from the FDA of an NDA for XP13512, we would co-promote XP13512 in the United States to those same prescribers. If we elect the co-promotion option for XP13512, we plan to establish our own specialty sales force to sell and market our products. Under the terms of our collaboration with Xanodyne, we are entitled to a percentage of sales of XP21510 in the United States for a specified period of time and a specified percentage of sales of XP12B, Xanodyne’s formulation of tranexamic acid that is in Phase 3 clinical testing.
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
     We estimate that we have at least four competitors in the neuropathic pain, migraine prophylaxis and RLS therapeutic areas, including GSK, Eli Lilly and Company, Johnson & Johnson and Pfizer. Competition for XP13512 could include: approved drugs that act on the same target as XP13512, such as pregabalin, Neurontin and generic gabapentin; anti-Parkinson’s disease products and product candidates, such as Requip from GSK, generic ropinirole and pramipexole from Boehringer Ingelheim GmbH, which are each approved for the treatment of moderate-to-severe RLS, and the rotigotine patch from Schwarz Pharma AG (member of the UCB group), which filed its NDA with the FDA in the fourth quarter of 2007 and is currently under FDA review for the treatment of moderate-to-severe RLS; antiepileptics, such as topiramate from Johnson & Johnson, which is approved for the prevention of migraines; and serotonin norepinephrine inhibitors, such as duloxetine from Eli Lilly, which is approved for the management of painful diabetic neuropathy. We are aware that generic gabapentin is marketed by Alpharma Inc., Pfizer, Teva and IVAX Corp, among others, and that it is prescribed off-label to treat a variety of conditions. We estimate that XP19986 could have several generic drug competitors in the spasticity area. There are several drugs approved for the treatment of spasticity, such as racemic baclofen, diazepam, dantrolene sodium and tizanidine, and many therapies in development, such as Fampridine-SR from Acorda Therapeutics, Inc. and tolperisone from Avigen, Inc., that could compete with XP19986. We estimate that we have at least five competitors in the GERD therapeutic area, including Wyeth, TAP Pharmaceutical Products Inc., Novartis, Addex Pharmaceuticals and AstraZeneca. Competition for XP21279 could include generic L-Dopa/carbidopa drugs and other drugs approved for the treatment of Parkinson’s disease. These include a combination therapy of L-Dopa/carbidopa/entecapone (marketed in the United States by Novartis as Stalevo) and dopamine agonists (marketed by Boehringer-Ingelheim, GSK and UCB as Mirapex, Requip and Neupro, respectively). In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.
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
     If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates. *
     Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians. If we are not able to retain Drs. Ronald Barrett, Kenneth Cundy, Mark Gallop, David Savello and David Stamler, we may not be able to successfully develop or commercialize our product candidates. Competition for experienced scientists and developed staff may limit our ability to hire and retain highly qualified personnel on acceptable terms. In addition, none of our employees have employment commitments for any fixed period of time and could leave our employment at will. We do not carry “key person” insurance covering members of senior management or key scientific personnel. If we fail to identify, attract and retain qualified personnel, we may be unable to continue our development and commercialization activities.
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

     Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*
     As of July 15, 2008, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 31.9% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.
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
     If there are large sales of our common stock, the market price of our common stock could drop substantially. *
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of July 15, 2008, we had 25,205,481 outstanding shares of common stock. Of these shares, up to 14,702,189 shares of common stock are tradable under Rule 144 or Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, subject in some cases to various vesting agreements, volume limitations and holding periods, and the remainder of the shares have been registered under the Securities Act and are freely tradable. In addition, 1,730,947 shares are held by our directors and executive officers and their affiliates and will be subject to volume, manner of sale and other limitations under Rule 144 under the Securities Act and various vesting agreements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     The following table provides information relating to repurchases of our common stock in the three months ended June 30, 2008:

			Total Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced	Under the
Period	Purchased (1)	per Share	Program	Program
April 1, 2008 — April 30, 2008	53	$5.44	N/A	N/A
May 1, 2008 — May 31, 2008	—	$—	N/A	N/A
June 1, 2008 — June 30, 2008	934	$6.00	N/A	N/A

Total	987	$5.97	N/A	N/A

(1)	The 987 shares of our common stock were repurchased by us from employees upon termination of service pursuant to the terms and conditions of our 1999 Stock Plan, which permits us to elect to purchase such shares at the original issuance price.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting of stockholders on May 8, 2008. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld or against, the number of abstentions and the number of broker non-votes with respect to each matter, as applicable:
1. To elect the following three Class 3 directors to hold office until the 2011 annual meeting of stockholders, or until their successors are duly elected and have qualified:

Director Name	Shares Voted For	Voting Authority Withheld
Ronald W. Barrett, Ph.D.	17,625,917	3,721,435
Jeryl L. Hilleman	17,625,877	3,721,475
Wendell Wierenga, Ph.D.	17,624,850	3,722,502
     Our Class 1 directors, Catherine J. Friedman, Per G.H. Lofberg and Gary D. Tollefson, M.D., Ph.D., will each continue to serve on our board of directors until our 2009 annual meeting of stockholders and until his or her successor is elected and has qualified, or until his or her earlier death, resignation or removal. Our Class 2 directors, Paul L. Berns, John G. Freund, M.D. and Kenneth J. Nussbacher, will each continue to serve on our board of directors until our 2010 annual meeting of stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal.
2. To approve an amendment and restatement of the Company’s amended and restated certificate of incorporation to increase the total number of shares of common stock authorized for issuance from 60 million to 150 million shares:

For	Against	Abstain	Broker Non-Votes
8,168,105	13,175,283	3,964	0

3. To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending
December 31, 2008:

For	Against	Abstain	Broker Non-Votes
20,899,314	447,481	557	0
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company(4)

4.3	Form of Right Certificate(5)

10.9	Form of Stock Unit Award Agreement under the 2005 Equity Incentive Plan

10.33	Offer letter between the Company and Vincent J. Angotti, effective May 1, 2008(6)

10.34	Change of Control Agreement between the Company and Vincent J. Angotti, dated May 1, 2008(6)

10.35	New Hire Option Agreement between Vincent J. Angotti and the Company(7)

10.36	New Hire Stock Unit Award Agreement between Vincent J. Angotti and the Company(8)

10.37	Offer letter between the Company and David A. Stamler, M.D., effective July 14, 2008

10.38	Change of Control Agreement between the Company and David A. Stamler, M.D., dated July 14, 2008

10.39	New Hire Option Agreement between David A. Stamler, M.D. and the Company

10.40	New Hire Stock Unit Award Agreement between David A. Stamler, M.D. and the Company

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(9)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to Exhibit 3.1 of our current report of Form 8-K, filed with the SEC on December 16, 2005.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Incorporated herein by reference to Exhibit 4.1 of our current report of Form 8-K, filed with the SEC on December 16, 2005.

(6)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329), as filed with the SEC on May 8, 2008.

(7)	Incorporated herein by reference to Exhibit 99.4 of our registration statement on Form S-8, as filed with the SEC on May 8, 2008.

(8)	Incorporated herein by reference to Exhibit 99.5 of our registration statement on Form S-8, as filed with the SEC on May 8, 2008.

(9)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc.
(Registrant)

/s/ Ronald W. Barrett

August 7, 2008	Ronald W. Barrett
Chief Executive Officer and Director

/s/ William G. Harris

William G. Harris
August 7, 2008	Senior Vice President of Finance and
Chief Financial Officer
(principal financial and accounting officer)

/s/ Martyn J. Webster

Martyn J. Webster
August 7, 2008	Vice President of Finance

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company(4)

4.3	Form of Right Certificate(5)

10.9	Form of Stock Unit Award Agreement under the 2005 Equity Incentive Plan

10.33	Offer letter between the Company and Vincent J. Angotti, effective May 1, 2008(6)

10.34	Change of Control Agreement between the Company and Vincent J. Angotti, dated May 1, 2008(6)

10.35	New Hire Option Agreement between Vincent J. Angotti and the Company(7)

10.36	New Hire Stock Unit Award Agreement between Vincent J. Angotti and the Company(8)

10.37	Offer letter between the Company and David A. Stamler, M.D., effective July 14, 2008

10.38	Change of Control Agreement between the Company and David A. Stamler, M.D., dated July 14, 2008

10.39	New Hire Option Agreement between David A. Stamler, M.D. and the Company

10.40	New Hire Stock Unit Award Agreement between David A. Stamler, M.D. and the Company

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(9)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to Exhibit 3.1 of our current report of Form 8-K, filed with the SEC on December 16, 2005.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Incorporated herein by reference to Exhibit 4.1 of our current report of Form 8-K, filed with the SEC on December 16, 2005.

(6)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329), as filed with the SEC on May 8, 2008.

(7)	Incorporated herein by reference to Exhibit 99.4 of our registration statement on Form S-8, as filed with the SEC on May 8, 2008.

(8)	Incorporated herein by reference to Exhibit 99.5 of our registration statement on Form S-8, as filed with the SEC on May 8, 2008.

(9)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.