Form 10-Q
period 2008-09-30
XENOPORT INC
filed 2008-11-06
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
Total number of shares of common stock outstanding as of October 15, 2008: 25,261,653.

XENOPORT, INC.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
XENOPORT, INC.
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
	(In thousands)
Current assets:
Cash and cash equivalents	$21,730	$17,961
Short-term investments	103,359	142,180
Accounts receivable	1,972	1,392
Prepaids and other current assets	5,023	2,682

Total current assets	132,084	164,215
Property and equipment, net	11,123	6,791
Restricted investments	1,812	1,771
Other assets	100	100

Total assets	$145,119	$172,877

Current liabilities:
Accounts payable	$5,028	$1,647
Accrued compensation	4,510	3,923
Accrued preclinical and clinical costs	6,245	8,726
Other accrued liabilities	2,168	2,809
Deferred revenue	11,154	8,117
Current portion of equipment financing obligations	19	176
Current portion of liability for early exercise of employee stock options	41	132

Total current liabilities	29,165	25,530
Deferred revenue	19,911	20,328
Deferred rent and other	999	1,455
Noncurrent portion of equipment financing obligations	—	5
Noncurrent portion of liability for early exercise of employee stock options	—	22
Commitments and contingencies Stockholders’ equity:
Common stock, $0.001 par value; 60,000 shares authorized; 25,251 and 24,989 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	25	25
Additional paid-in capital	314,830	301,084
Accumulated other comprehensive income	66	491
Accumulated deficit	(219,877)	(176,063)

Total stockholders’ equity	95,044	125,537

Total liabilities and stockholders’ equity	$145,119	$172,877

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Revenues:
Collaboration revenue	$4,863	$35,425	$31,381	$88,061

Total revenues	4,863	35,425	31,381	88,061

Operating expenses:
Research and development	23,709	16,788	60,869	54,514
General and administrative	6,537	4,459	18,485	13,053

Total operating expenses	30,246	21,247	79,354	67,567

Income (loss) from operations	(25,383)	14,178	(47,973)	20,494
Interest income	909	2,208	3,934	6,141
Interest and other expense	(29)	(44)	(165)	(145)

Income (loss) before income taxes	(24,503)	16,342	(44,204)	26,490
Income tax provision (benefit)	(390)	748	(390)	748

Net income (loss)	$(24,113)	$15,594	$(43,814)	$25,742

Basic net income (loss) per share	$(0.96)	$0.63	$(1.74)	$1.04

Diluted net income (loss) per share	$(0.96)	$0.60	$(1.74)	$1.00

Shares used to compute basic net income (loss) per share	25,215	24,856	25,135	24,720

Shares used to compute diluted net income (loss) per share	25,215	26,156	25,135	25,818

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30,
	2008	2007
	(In thousands)
Operating activities
Net income (loss)	$(43,814)	$25,742
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,944	1,396
Accretion of investment discounts, net	(1,284)	(4,585)
Stock-based compensation expense	10,433	6,528
Change in assets and liabilities:
Accounts receivable	(580)	(1,990)
Prepaids and other current and noncurrent assets	(2,341)	(719)
Accounts payable	3,381	(113)
Accrued compensation	587	311
Accrued preclinical and clinical costs	(2,481)	(2,559)
Other accrued liabilities	(641)	219
Deferred revenue	2,620	12,939
Deferred rent and other	(456)	(172)

Net cash provided by (used in) operating activities	(32,632)	36,997

Investing activities
Purchases of investments	(165,485)	(215,950)
Proceeds from sales of investments	79,719	—
Proceeds from maturities of investments	125,446	189,178
Change in restricted investments	(41)	(58)
Purchases of property and equipment	(6,276)	(3,443)

Net cash provided by (used in) investing activities	33,363	(30,273)

Financing activities
Proceeds from issuance of common stock and warrants	3,206	2,783
Repurchases of common stock	(6)	(32)
Proceeds from repayment of promissory notes from a stockholder	—	33
Payments on equipment financing obligations	(162)	(425)

Net cash provided by (used in) financing activities	3,038	2,359

Net increase (decrease) in cash and cash equivalents	3,769	9,083
Cash and cash equivalents at beginning of period	17,961	14,857

Cash and cash equivalents at end of period	$21,730	$23,940

Supplemental schedule of noncash investing and financing activities

Vesting of common stock from early exercises of stock options	$113	$240

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Summary of Significant Accounting Policies
     Nature of Operations
     XenoPort, Inc., or the Company, was incorporated in the state of Delaware on May 19, 1999. The Company is a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of drugs. The Company’s development efforts are currently focused on potential treatments of central nervous system disorders. Its facilities are located in Santa Clara, California.
     Basis of Preparation
     The accompanying financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008 and results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 22, 2008.
     Revenue Recognition
     Revenue arrangements are accounted for in accordance with the provisions of SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables. A variety of factors are considered in determining the appropriate method of revenue recognition under these arrangements, such as whether the various elements can be considered separate units of accounting, whether there is objective and reliable evidence of fair value for these elements and whether there is a separate earnings process associated with a particular element of an agreement. Specifically, the Company accounts for each of these typical elements as follows:
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
     Income Taxes
     Income tax expense (benefit) is accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, or SFAS 109. Income tax expense has been provided using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more-likely-than-not that the deferred tax assets will not be realized.

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
2. Collaboration Agreements
     In December 2005, the Company entered into a license agreement with Astellas Pharma Inc. for exclusive rights in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (collectively referred to as the Astellas territory) to develop and commercialize the Company’s most advanced product candidate, XP13512, also known as ASP8825 in the Astellas territory. The Company received an initial license payment of $25,000,000 in December 2005, which has been deferred and is being recognized on a straight-line basis over a period that approximates the expected patent life of XP13512. The Company has received milestone payments of $15,000,000 to date and is eligible to receive potential clinical and regulatory milestone payments totaling up to an additional $45,000,000. In addition, the Company is entitled to receive percentage-based royalties on any sales of XP13512 in the Astellas territory. In the three months ended September 30, 2007, the Company recognized revenue of $379,000, representing amortization of the up-front license payment under this agreement. In the nine months ended September 30, 2007, the Company recognized revenue of $7,046,000, representing amortization of the up-front license payment and the first milestone payment as well as recognition of the second milestone payment under this agreement. In the three and nine months ended September 30, 2008, the Company recognized revenue of $379,000 and $1,137,000, respectively, representing amortization of the up-front license payment under this agreement. At September 30, 2008, $20,707,000 of revenue was deferred under this agreement, of which $1,515,000 was classified within current liabilities and the remaining $19,192,000 was recorded as a noncurrent liability. In addition, the agreement also requires Astellas to source all product from the Company under a specified supply agreement, and Astellas may request the Company to conduct development activities. Under the supply arrangement and requested development activities, the Company recorded a net offset to research and development expenses of $263,000 and $130,000 in the three months ended September 30, 2008 and 2007, respectively, and $1,608,000 and $5,973,000 in the nine months ended September 30, 2008 and 2007, respectively.
     In February 2007, the Company entered into an exclusive collaboration with Glaxo Group Limited, or GSK, to develop and commercialize XP13512, known in the United States by the trade name Solzira, in all countries of the world excluding the Astellas territory (collectively referred to as the GSK territory). In March 2007, GSK made an up-front, non-refundable license payment of $75,000,000. In addition, GSK has agreed to make additional payments of up to $275,000,000 upon the achievement of additional clinical and regulatory milestones, of which $65,000,000 has been received to date, including milestone payments of $8,000,000 and $25,000,000 received in March and April 2008, respectively, and up to $290,000,000 upon the achievement of specified XP13512 sales levels. Under the terms of the agreement, GSK is responsible for all future development costs, with the exception of specified development costs that the Company will assume in connection with the development of XP13512 for restless legs syndrome in the United States, and GSK is solely responsible for the manufacturing of XP13512 to support its development and commercialization within the GSK territory. Under the terms of the agreement, the Company is entitled to receive royalties based upon a percentage of sales of XP13512 in the GSK territory for a specified period of time, unless the Company elects the option to co-promote XP13512 in the United States. In the event that the Company elects the co-promotion option for XP13512, the Company would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States, and would also be entitled to receive payments on details that the Company performs on Requip XL, GSK’s product for Parkinson’s disease in the United States. Subject to U.S. Food and Drug Administration, or FDA, approval of the new drug application, or NDA, for Solzira for the treatment of moderate-to-severe primary restless legs syndrome, the Company would co-promote XP13512 in the United States to those same prescribers. The Company has concluded that the up-front license payment does not have value to GSK on a stand-alone basis without the benefit of the specified development activities that the Company will perform in connection with XP13512 and that $65,000,000 of milestones payable for clinical trial and pre-clinical activities were either not sufficiently substantive or not sufficiently at risk to be accounted for using the “when-earned” model. Accordingly, these milestones and the up-front payment were combined into a separate unit of accounting that is being recognized over the best estimate of the development period to commercialization of the product during which time delivery of substantially all of the efforts required for the completion of the Company’s contractual responsibilities under the GSK agreement is expected to occur. In the three months ended September 30, 2008 and 2007, the Company recognized revenue of $4,484,000 and $35,046,000, respectively, and in the nine months ended September 30, 2008 and 2007, the Company recognized revenue of $24,744,000 and $81,015,000, respectively, under this agreement. At September 30, 2008, $10,358,000 of revenue was deferred under this agreement, of which $9,639,000 was classified within current liabilities and the remaining $719,000 was recorded as a noncurrent liability.
     In October 2007, the Company entered into an exclusive license agreement for the development and commercialization of XP21510 in the United States with Xanodyne Pharmaceuticals, Inc., including for the potential treatment of women diagnosed with menorrhagia. In exchange for these rights, the Company is entitled to receive up-front, non-refundable cash payments totaling $12,000,000, of which $6,000,000 was paid to the Company upon execution of the agreement and the remaining $6,000,000 is due on the 12-month anniversary of the execution date. The Company is eligible to receive aggregate cash payments of up to $130,000,000 upon the achievement of certain development, regulatory and commercial milestones with respect to XP21510, of which $1,000,000 was received in April 2008, as well as aggregate cash payments of up to $5,000,000 upon the achievement of certain development, regulatory and commercial milestones with respect to Xanodyne’s tranexamic acid product candidate, known as XP12B, which has generated positive preliminary data in two Phase 3 clinical trials. In addition, the Company is entitled to receive tiered, double-digit royalty payments on potential future sales of XP21510 in the United States for a specified period of time, as well as escalating single-digit royalties on potential future sales of XP12B. In the three and nine months ended September 30, 2008, the Company recognized revenue of $0 and $5,500,000, respectively, representing the Company’s completion of the transfer of manufacturing and supply responsibilities to Xanodyne and recognition of the first milestone payment with respect to XP21510 under this agreement. At September 30, 2008, no revenue was deferred under this agreement.
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(24,113)	$15,594	$(43,814)	$25,742

Denominator:
Weighted-average common shares outstanding	25,226	24,962	25,161	24,855
Less: Weighted-average unvested common shares subject to repurchase	(11)	(106)	(26)	(135)

Denominator for basic net income (loss) per share	25,215	24,856	25,135	24,720

Dilutive effect of:
Restricted stock units and options to purchase common stock	—	1,285	—	1,081
Warrants outstanding	—	15	—	17

Denominator for diluted net income (loss) per share	25,215	26,156	25,135	25,818

Basic net income (loss) per share	$(0.96)	$0.63	$(1.74)	$1.04

Diluted net income (loss) per share	$(0.96)	$0.60	$(1.74)	$1.00

Outstanding dilutive securities not included in the computation of diluted net income (loss) per share as they had an antidilutive effect:
Restricted stock units and options to purchase common stock	3,557	234	3,557	934
Warrants outstanding	21	—	21	—

	3,578	234	3,578	934

4. Comprehensive Income (Loss)
     The Company displays comprehensive income (loss) and its components as part of the annual statement of stockholders’ equity. Comprehensive income (loss) is comprised of net income (loss) and unrealized gains and losses on available-for-sale securities. Total comprehensive income (loss) was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net income (loss)	$(24,113)	$15,594	$(43,814)	$25,742
Change in unrealized gain (loss) on available-for-sale securities	49	190	(425)	297

	$(24,064)	$15,784	$(44,239)	$26,039

5. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments
     The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of September 30, 2008:
Cash	$5,033	$—	$—	$5,033
Money market funds	10,496	—	—	10,496
U.S. government agencies	54,291	—	(59)	54,232
Corporate debt securities	55,203	185	(60)	55,328
Certificate of deposit	1,812	—	—	1,812

	$126,835	$185	$(119)	$126,901

Reported as:
Cash and cash equivalents				$21,730
Short-term investments				103,359
Restricted investments				1,812

				$126,901

As of December 31, 2007:
Cash	$1,770	$—	$—	$1,770
Money market funds	10,104	—	—	10,104
Corporate debt securities	147,776	527	(36)	148,267
Certificate of deposit	1,771	—	—	1,771

	$161,421	$527	$(36)	$161,912

Reported as:
Cash and cash equivalents				$17,961
Short-term investments				142,180
Restricted investments				1,771

				$161,912

     At September 30, 2008 and December 31, 2007, the contractual maturities of all investments held were less than 12 months.
     The Company recognized $0 and $445,000 in the three and nine months ended September 30, 2008, respectively, of gross realized gains on sales of short-term investments based on the specific identification method. No gross realized gains or losses were recognized in the same periods in 2007.
     The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value using the following inputs (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Total As of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Money market funds	$10,496	$10,496	$—	$—
U.S. government agencies	54,232	—	54,232	—
Corporate debt securities	55,328	—	55,328	—

Total	$120,056	$10,496	$109,560	$—

6. Stock-Based Compensation
     Details of the Company’s employee non-cash stock-based compensation are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Research and development	$2,116	$1,254	$5,669	$3,712
General and administrative	1,747	1,071	4,764	2,798

	$3,863	$2,325	$10,433	$6,510

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

     In 2004, the Company entered into a sublease agreement to sublease a portion of its facilities that were not in use at that time. The sublease agreement was subsequently terminated in January 2007. The Company recognizes rent expense evenly over the lease term and recorded the monthly sublease income as an offset to rent expense. The Company began recognizing rent expense on the 3400 Lease in May 2008. In the three months ended September 30, 2008 and 2007, the Company recognized rent expense of $1,110,000 and $916,000, respectively, and in the nine months ended September 30, 2008 and 2007, the Company recognized rent expense, net of sublease income in 2007, of $3,019,000 and $2,703,000, respectively. Deferred rent of $1,756,000 and $1,696,000 at September 30, 2008 and December 31, 2007, respectively, represents the difference between rent expense recognized and actual cash payments related to the Company’s operating lease.
     At September 30, 2008, future minimum payments under all non-cancelable operating leases were as follows (in thousands):

Year ending December 31:
Remaining 2008	$994
2009	5,328
2010	5,498
2011	5,547
2012	3,723
2013	2,639

Total minimum lease payments	$23,729

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
Overview
     We are a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of drugs. Our most advanced product candidate, XP13512, known in the United States by the trade name Solzira, is being developed for the treatment of a number of central nervous system, or CNS, disorders. In September 2008, our collaborative partner Glaxo Group Limited, or GSK, submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, requesting approval of Solzira for the treatment of moderate-to-severe primary restless legs syndrome, or RLS. RLS is a common, under-diagnosed neurological condition that frequently manifests itself as a sleep disorder. GSK is also evaluating XP13512 in Phase 2 clinical trials for the treatment of post-herpetic neuralgia, or PHN, painful diabetic neuropathy, or PDN, and migraine prophylaxis. Our collaborative partner Astellas Pharma Inc. is evaluating XP13512, which is known as ASP8825 in the Astellas territory, in a Phase 2 clinical trial in Japan for the treatment of RLS. We are evaluating our second product candidate, XP19986, for the potential treatment of gastroesophageal reflux disease, or GERD, and for the potential treatment of spasticity in separate Phase 2 clinical trials. We plan to initiate an exploratory Phase 2 clinical trial of XP19986 in patients with acute back spasms in the fourth quarter of 2008. We are evaluating our third product candidate, XP21279, for the potential treatment of Parkinson’s disease.

     Our innovative product candidates, which we refer to as Transported Prodrugs, are created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct deficiencies in the oral absorption, distribution and/or metabolism of the parent drug. Our current portfolio of proprietary product candidates includes the following:
     XP13512.  XP13512 is a Transported Prodrug of gabapentin. We have licensed to Astellas exclusive rights to develop and commercialize XP13512 in the Astellas territory and have an exclusive collaboration with GSK to develop and commercialize XP13512 in all countries of the world other than the Astellas territory. Under the terms of our collaboration with GSK, we may elect to co-promote XP13512 in the United States.
•	XP13512 for RLS. XP13512 is currently being evaluated for the treatment of RLS in a Phase 3 clinical program in the United States and in a Phase 2 clinical trial in Japan. RLS is characterized by an irresistible urge to move one’s legs, usually accompanied by unpleasant sensations or pain in the legs. We have announced top-line data from three RLS Phase 3 clinical trials that demonstrated statistically significant improvements compared to placebo on the primary endpoints of these trials and that XP13512 was generally well-tolerated. In September 2008, GSK submitted to the FDA an NDA requesting approval of Solzira for the treatment of moderate-to-severe primary RLS. GSK has also recently initiated a Phase 3b polysomnography clinical trial to evaluate the potential sleep benefits of XP13512 in patients with RLS.

•	XP13512 for Neuropathic Pain. We are developing XP13512 as a potential treatment for neuropathic pain. We have shown in a Phase 2a clinical trial that XP13512 is effective for the management of PHN, a chronic type of neuropathic pain that can follow the resolution of shingles. XP13512 is being studied by our partner Astellas for the treatment of PDN, a chronic type of neuropathic pain that results from diabetes. Based on the results of a planned interim analysis of the clinical data, although no safety concerns were noted, Astellas recently terminated its Phase 2 clinical trial of XP13512 as a potential treatment for PDN due to difficulty in demonstrating a statistically significant advantage of XP13512 over placebo under the current clinical trial design. Our partner GSK has initiated a neuropathic pain program that includes two Phase 2 clinical trials designed to show the safety and efficacy of XP13512 in the management of PHN, as well as a Phase 2 clinical trial designed to show the safety and efficacy of XP13512 in the treatment of PDN.

•	XP13512 for Migraine Prophylaxis. XP13512 is a potential treatment for migraine, a neurological disorder characterized by recurrent headache attacks that are usually accompanied by various combinations of symptoms, including nausea and vomiting, as well as distorted vision and sensitivity to light and sound. Migraine prophylaxis treatments are designed to reduce the frequency and severity of migraine attacks. GSK recently initiated a Phase 2b clinical trial designed to show the safety and efficacy of XP13512 as a potential treatment for prophylaxis of migraine.
     XP19986.  XP19986 is a Transported Prodrug of R-baclofen. We have retained all rights to this product candidate.
•	XP19986 for GERD. We are developing XP19986 for the treatment of GERD, a digestive system disorder caused primarily by transient relaxations of the lower esophageal sphincter, which is a combination of muscles that controls the junction between the esophagus and the stomach. GERD is characterized by the frequent, undesirable passage of stomach contents into the esophagus that results in discomfort and potential damage to the lining of the esophagus. We have successfully completed a Phase 2a clinical trial indicating that single doses of XP19986 were well-tolerated and produced statistically significant reductions in the number of reflux episodes in patients with GERD. We are currently conducting a second Phase 2 clinical trial of XP19986 in patients with GERD symptoms.

•	XP19986 for Spasticity. We are developing XP19986 as a potential treatment for spasticity, a condition in which certain muscles are continuously contracted, causing stiffness or tightness of muscles that interferes with movement or speech. Racemic baclofen, which contains both R-baclofen and S-baclofen, is currently approved in the United States for the treatment of spasticity resulting from multiple sclerosis, spinal cord injury and other spinal cord diseases. We believe that spasticity patients may benefit from XP19986 due to less frequent dosing and a more desirable pharmacokinetic profile than racemic baclofen. We are currently conducting a Phase 2 clinical trial of XP19986 in spinal cord injury patients with spasticity.

•	XP19986 for Acute Back Spasms. We plan to develop XP19986 as a potential treatment for the relief of discomfort from acute painful musculoskeletal conditions associated with acute back spasms. These acute back spasms are involuntary and, frequently, painful contractions of the muscles of the lower back.
     XP21279.  XP21279 is a Transported Prodrug of levodopa, or L-Dopa, that we are developing for the treatment of Parkinson’s disease, a neurological disorder that occurs primarily in the elderly, characterized by tremor, rigidity and loss of reflexes. In March

2008, we announced positive results from a Phase 1 clinical trial of XP21279 that demonstrated that XP21279 produced a more sustained exposure of L-Dopa compared to oral L-Dopa dosed in the same healthy subjects and that XP21279 was well-tolerated in this first trial in humans. We are currently conducting a Phase 1 clinical trial designed to assess the pharmacokinetics, safety and tolerability of two new formulations of XP21279 compared to oral L-Dopa. We have retained all rights to this product candidate.
     XP20925.  XP20925 is a Transported Prodrug of propofol that is in preclinical development for the treatment of acute migraine as an abortive therapy for individual migraine episodes as they occur. We have commenced preclinical development activities to support the potential filing of an investigational new drug application, or IND, for XP20925. We have retained all rights to this product candidate.
     XP21510.  XP21510 is a Transported Prodrug of tranexamic acid. Tranexamic acid is a man-made derivative of the naturally occurring amino acid lysine and works to inhibit, on a molecular basis, the breakdown of blood clots. It is approved in many countries in Europe and Asia for the treatment of women with menorrhagia, or heavy menstrual bleeding. We have licensed to Xanodyne Pharmaceuticals, Inc. exclusive rights to develop and commercialize XP21510 in the United States, including for the potential treatment of women diagnosed with menorrhagia.
     We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated any product revenues. We have funded our research and development operations primarily through sales of our preferred stock, our initial and follow-on public offerings, non-equity payments from our collaborators and government grants. We have received additional funding from capital lease financings and interest earned on investments. Prior to the three months ended June 30, 2007, we had incurred net losses since our inception. However, due to the recognition of revenues from up-front and milestone payments from our collaborations with GSK, Astellas and Xanodyne, we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007. While recognition of these revenues resulted in a profitable year for 2007, we continue to expect to incur losses for the next several years as we expand our research and development activities and seek to advance our product candidates into later stages of development. We expect our research and development expenses to increase in the foreseeable future due to increasing headcount, investment in our preclinical development programs and XP19986 development costs, partially offset by decreasing expenses for our clinical program evaluating XP13512 for the treatment of RLS. Subject to regulatory approval of any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or sustain profitability. As of September 30, 2008, we had an accumulated deficit of approximately $219.9 million.
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
     In December 2005, we entered into an agreement in which we licensed to Astellas exclusive rights to develop and commercialize XP13512 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (collectively referred to as the Astellas territory). We received an initial license payment of $25.0 million from Astellas. The terms of the agreement also specify clinical and regulatory milestone payments totaling up to a maximum of $60.0 million, including milestone payments of $15.0 million that we have received to date. We will receive royalties on any sales of XP13512 in the Astellas territory at a royalty rate in the mid-teens on a percentage basis. As of September 30, 2008, we had recognized an aggregate of $19.3 million of revenue pursuant to this agreement.
     In February 2007, we announced an exclusive collaboration with GSK to develop and commercialize XP13512 worldwide, excluding the Astellas territory (collectively referred to as the GSK territory). GSK made an up-front, non-refundable license payment to us of $75.0 million that we received in March 2007, and GSK has agreed to make additional payments of up to $275.0 million upon the achievement of clinical and regulatory milestones, of which $65.0 million has been received to date, including $8.0 million and $25.0 million received in March and April 2008, respectively, and up to $290.0 million upon the achievement of specified sales levels. Under the terms of the agreement, GSK is responsible for all future development costs, with the exception of specified development costs that we will assume in connection with the development of XP13512 for RLS in the United States. We are entitled to receive royalties based upon a percentage of sales of XP13512 in the GSK territory for a specified period of time, unless we elect the option to co-promote XP13512 in United States. In the event that we elect the co-promotion option for XP13512, we would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States, as well as receive payments on details we perform on Requip XL, GSK’s product for Parkinson’s disease in the United States. Subject to FDA approval of the new drug application, or NDA, for Solzira, we would co-promote XP13512 in the United States to those same prescribers. As of September 30, 2008, we had recognized an aggregate of $129.6 million of revenue pursuant to this agreement.
     In October 2007, we announced an exclusive license agreement for the development and commercialization of XP21510 in the United States by Xanodyne, including for the potential treatment of women diagnosed with menorrhagia. In exchange for these rights, we received up-front, non-refundable cash payments totaling $12.0 million, of which $6.0 million was paid to us upon execution of the agreement and the remaining $6.0 million was paid to us in October 2008. We are eligible to receive aggregate cash payments of up to $130.0 million upon the achievement of certain development, regulatory and commercial milestones with respect to XP21510, of which $1.0 million was received in April 2008, as well as aggregate cash payments of up to $5.0 million upon the achievement of certain development, regulatory and commercial milestones with respect to Xanodyne’s tranexamic acid product candidate, known as XP12B, that has generated positive preliminary data in two Phase 3 clinical trials. In addition, we are entitled to receive tiered, double-digit royalty payments on potential future sales of XP21510 in the United States for a specified period of time, as well as escalating single-digit royalties on potential future sales of XP12B. As of September 30, 2008, we had recognized an aggregate of $7.0 million of revenue pursuant to this agreement as we completed the transfer of manufacturing and supply responsibilities to Xanodyne and achieved the first milestone with respect to XP21510.
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for financial information. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and significant judgments and estimates are detailed in our Annual Report on Form 10-K, with the exception of the following fair value measurements policy, which has been updated since the adoption of Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157.
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

Results of Operations
     Three and Nine Months Ended September 30, 2008 and 2007
     Revenues
     Our revenues consisted of the recognition of revenues from up-front and milestone payments from our collaborations with Astellas, GSK and Xanodyne.

	Three Months				Nine Months
	Ended				Ended
	September 30,		Change		September 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(In thousands, except percentages)
Revenues	$4,863	$35,425	$(30,562)	(86)%	$31,381	$88,061	$(56,680)	(64)%
     The decrease in revenues for the three months ended September 30, 2008 compared to the same period in 2007 was the result of a $30.6 million decrease in revenues recognized under our GSK agreement.
     The decrease in revenues for the nine months ended September 30, 2008 compared to the same period in 2007 was the result of a $56.3 million decrease in revenues recognized under our GSK agreement and a $5.9 million decrease in revenues recognized under our Astellas agreement, offset by $5.5 million of revenue recognized under our Xanodyne agreement that was executed in October 2007.
     The decrease in revenues under our GSK agreement for the three and nine months ended September 30, 2008 generally reflects the decreased activities in our Phase 3 RLS program compared to the same periods in 2007.
     We expect revenues to fluctuate in the future primarily depending upon our progress against the deliverables specified in the terms of our collaboration with GSK, the timing of milestone-related activities under our Astellas, GSK and Xanodyne collaborations and the extent to which we enter into new collaborative agreements.
     Research and Development Expenses
     Research and development expenses consisted of costs associated with our research activities and drug discovery efforts, as well as costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Of the total research and development expenses for the three and nine months ended September 30, 2008 and 2007, the allocation of costs associated with research and preclinical and clinical development activities was as follows:

	Three Months				Nine Months
	Ended				Ended
	September 30,		Change		September 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(In thousands, except percentages)
Research and preclinical	$6,116	$4,855	$1,261	26%	$16,705	$14,119	$2,586	18%
Clinical development	17,593	11,933	5,660	47%	44,164	40,395	3,769	9%

Total research and development	$23,709	$16,788	$6,921	41%	$60,869	$54,514	$6,355	12%

     The increase in research and development expenses in the three months ended September 30, 2008 compared to the same period in 2007 was principally due to the following:
•	increased net costs for XP19986 of $3.2 million primarily due to increased clinical costs, partially offset by decreased toxicology costs;

•	increased net costs for our preclinical development programs of $2.1 million due to increased manufacturing and toxicology costs; and

•	increased personnel costs of $2.6 million resulting from increased headcount and increased non-cash stock-based compensation of $0.9 million; partially offset by

•	decreased net costs for XP13512 of $1.7 million due to decreased clinical costs, partially offset by increased manufacturing costs.

The increase in research and development expenses in the nine months ended September 30, 2008 compared to the same period in 2007 was principally due to the following:

•	increased net costs for XP19986 of $5.6 million primarily due to increased clinical and manufacturing costs, partially offset by decreased toxicology costs;

•	increased net costs for our preclinical development programs of $4.9 million due to increased manufacturing and toxicology costs; and

•	increased personnel costs of $6.8 million resulting from increased headcount and increased non-cash stock-based compensation of $2.0 million; partially offset by

•	decreased net costs for XP13512 of $13.4 million due to decreased clinical costs.
     We expect our research and development expenses to increase in the foreseeable future due to increasing headcount and investment in our preclinical development programs and XP19986 development costs, partially offset by decreasing expenses for our clinical program evaluating XP13512 for the treatment of RLS. The timing and amount of these increases will primarily depend upon the costs related to our Phase 2 clinical trials in GERD, spasticity and acute back spasms for XP19986 and the outcomes of current or future clinical trials for XP19986 and XP21279, as well as the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.
     General and Administrative Expenses
     General and administrative expenses consisted principally of salaries and other related costs for personnel in executive, finance, accounting, business development, information technology, legal and human resources functions. Other general and administrative expenses included facility costs not otherwise included in research and development expenses, patent-related costs and professional fees for legal, consulting and accounting services.

	Three Months				Nine Months
	Ended				Ended
	September 30,		Change		September 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(In thousands, except percentages)
General and administrative	$6,537	$4,459	$2,078	47%	$18,485	$13,053	$5,432	42%
     The increase in general and administrative expenses in the three months ended September 30, 2008 compared to the same period in 2007 was primarily due to increased personnel and related costs of $1.5 million, resulting from an increase in headcount and increased non-cash stock-based compensation of $0.7 million.
     The increase in general and administrative expenses in the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to increased personnel and related costs of $4.1 million, resulting from an increase in headcount and increased non-cash stock-based compensation of $2.0 million.
     We expect that general and administrative expenses will continue to increase in the future due to increasing headcount, expanded infrastructure and facilities and increasing consulting and legal services.
     Interest Income and Interest and Other Expense
     Interest income consisted of interest earned on our cash and cash equivalents and short-term investments.

	Three Months				Nine Months
	Ended				Ended
	September 30,		Change		September 30,		Change
	2008	2007	$	%	2008	2007	$	%
	(In thousands, except percentages)
Interest income	$909	$2,208	$(1,299)	(59)%	$3,934	$6,141	$(2,207)	(36)%
Interest and other expense	$29	$44	$(15)	(34)%	$165	$145	$20	14%

     The decrease in interest income in the three and nine months ended September 30, 2008 compared to the same periods in 2007 was primarily due to lower average short-term investment balances and interest rates.
     Income Taxes
     In the three and nine months ended September 30, 2008, we recorded $0.4 million of current income tax benefit due to the adoption of a provision in the Housing and Economic Recovery Act of 2008 that allows corporations to convert carry-forward research and development and Alternative Minimum Tax, or AMT, credits into a separate credit amount, which we plan to claim as a refund for cash in 2009. In the three and nine months ended September 30, 2007, we recorded $0.7 million of current income tax expense. The income tax expense recognized resulted from our full year forecasted effective tax rate of 2.8% related to U.S. federal and state AMT.
Liquidity and Capital Resources

	As of	As of
	September 30,	December 31,
	2008	2007
	(In thousands)
Cash and cash equivalents and short-term investments	$125,089	$160,141
Working capital	102,919	138,685
Restricted investments	1,812	1,771
Current portion of equipment financing obligations	19	176
Noncurrent portion of equipment financing obligations	—	5

	Nine Months
	Ended
	September 30,
	2008	2007
	(In thousands)
Cash provided by (used in):
Operating activities	$(32,632)	$36,997
Investing activities	33,363	(30,273)
Financing activities	3,038	2,359
Capital expenditures (included in investing activities above)	(6,276)	(3,443)
     Due to our significant research and development expenditures and the lack of regulatory agency approvals to sell products, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our preferred stock, our initial and follow-on public offerings, non-equity payments from our collaborators and government grants. We have received additional funding from capital lease financings and interest earned on investments, each as described more fully below. At September 30, 2008, we had available cash and cash equivalents and short-term investments of $125.1 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.
     Net cash provided by (used in) operating activities was $(32.6) million and $37.0 million in the nine months ended September 30, 2008 and 2007, respectively. The net cash used in operating activities in the nine months ended September 30, 2008 primarily reflected our net loss, offset by non-cash stock-based compensation and non-cash changes in operating assets and liabilities. The net cash provided by operating activities for the nine months ended September 30, 2007 primarily reflected the net income for the period, as well as increases in deferred revenue and non-cash stock-based compensation, partially offset by net accretion of investment discounts.
     Net cash provided by (used in) investing activities was $33.4 million and $(30.3) million in the nine months ended September 30, 2008 and 2007, respectively. Cash provided by investing activities for the nine months ended September 30, 2008 was primarily related to the proceeds from sales and maturities of investments, offset by purchases of investments and capital expenditures. Cash used in investing activities for the nine months ended September 30, 2007 was primarily related to purchases of investments and to a lesser extent, purchases of property and equipment, partially offset by the proceeds from maturities of investments.

     Net cash provided by financing activities was $3.0 million and $2.4 million in the nine months ended September 30, 2008 and 2007, respectively. The net cash provided by financing activities for the nine months ended September 30, 2008 and 2007 reflected proceeds from issuance of common stock, partially offset by principal payments on equipment financing obligations.
     We believe that our existing capital resources and expected milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the second quarter of 2010. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our collaborations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:
•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the timing of potential receipt of FDA approval of Solzira and its potential commercialization;

•	the cost of manufacturing clinical, and establishing commercial, supplies of our product candidates and any products that we may develop;

•	the timing of any milestone payments under our collaborative arrangements;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
     If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may terminate or delay clinical trials for one or more of our product candidates, we may delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates or we curtail significant drug development programs that are designed to identify new product candidates. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. However, the credit markets and the financial services industry have recently been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain. To the extent that we raise additional capital through equity financings, dilution to our stockholders would result. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us.

Off-Balance Sheet Arrangements
     We currently have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).
Contractual Obligations
     Our future contractual obligations at September 30, 2008 were as follows (in thousands):

	Payments Due by Period
		Less			Greater
		Than	1-3	3-5	Than 5
ContractualObligations	Total	1 Year	Years	Years	Years
Equipment financing obligations	$20	$20	$—	$—	$—
Operating lease obligations	23,730	4,978	11,084	7,668	—

Total fixed contractual obligations	$23,750	$4,998	$11,084	$7,668	$—

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2008, we had cash and cash equivalents and short-term investments of $125.1 million consisting of cash and highly liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.
     We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amount of $2.2 million and $4.5 million during the nine months ended September 30, 2008 and 2007, respectively, to this European contract manufacturer. We are subject to exposure to fluctuations in foreign exchange rates in connection with these agreements. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.
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
Risks Related to Our Business and Industry
     We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never sustain profitability.*
     We have a limited operating history and have incurred cumulative losses of $219.9 million since our inception in May 1999. In the three and nine months ended September 30, 2008, we incurred net losses of $24.1 million and $43.8 million, respectively. Due to the recognition of revenues from up-front and milestone payments from our collaborations with Glaxo Group Limited, or GSK, Astellas Pharma Inc. and Xanodyne Pharmaceuticals, Inc., we were profitable in the three-month periods ended June 30 and September 30, 2007, and for the year ended December 31, 2007. However, while recognition of these revenues resulted in a profitable year for 2007, we continue to expect to incur losses for the next several years. We expect our research and development expenses to increase in the foreseeable future due to increasing headcount, investment in our preclinical development programs and XP19986 development costs, partially offset by decreasing expenses for our clinical program evaluating XP13512, known in the United States by the trade name Solzira, and by the designation ASP8825 in the Astellas territory, for the treatment of restless legs syndrome, or RLS. Subject to regulatory approval of any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.
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
     Our success depends substantially on our most advanced product candidates, which are still under development. If we or our collaborative partners are unable to bring any or all of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be harmed. *
     Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of our product candidates. In September 2008, GSK filed a new drug application, or NDA, with the U.S. Food and Drug Administration, or FDA, for our most advanced product candidate for the treatment of RLS. This product candidate is currently being evaluated in a Phase 3 clinical program for RLS in the United States, in a Phase 2 clinical trial for RLS in Japan and in Phase 2 clinical trials for neuropathic pain and migraine prophylaxis in the United States. Our other product candidates are either in Phase 1 or Phase 2 clinical development or in various stages of preclinical development. Any of our product candidates could be unsuccessful if it:
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

     We do not expect any of our current product candidates to be commercially available before the second half of 2009, if at all. If we or our collaborative partners are unable to make our product candidates commercially available, we will not generate substantial product revenues and we will not be successful. The results of our clinical trials to date do not provide assurance that acceptable efficacy or safety will be shown upon completion of future clinical trials.
     If we or our partners are not able to obtain required regulatory approvals, we or our partners will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.*
     Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA and other agencies in the United States and by comparable authorities in other countries. In February 2007, we announced an exclusive collaboration with GSK to develop and commercialize XP13512 in all countries of the world other than the Astellas territory. Pursuant to the terms of our agreement, in September 2008, GSK filed an NDA with the FDA requesting approval of Solzira for the treatment of RLS, and GSK will lead the development and registration of XP13512 for all indications other than RLS in the United States and all indications in the remainder of GSK’s licensed territory. The inability to obtain FDA approval or approval from comparable authorities in other countries would prevent us and our collaborative partners from commercializing our product candidates in the United States or other countries. We or our collaborative partners may never receive regulatory approval for the commercial sale of any of our product candidates. Moreover, if the FDA requires that any of our product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our collaborative partners will be unable to begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our product candidates is classified as a controlled substance by the DEA, we or our collaborative partners would have to register annually with the DEA and those product candidates would be subject to additional regulation.
     Neither we nor our collaborative partners have received regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of applying for regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the product candidates involved. The application process begins with the submission of an NDA that the FDA initially reviews and either accepts or rejects for filing. NDA submissions are complex electronic filings, which include vast compilations of data sets, integrated documents and data calculations. The FDA has substantial discretion in the submission process and may refuse to accept an NDA submission if there are errors or omissions relating to the electronic transmittal process, data entry, data compilation or formatting. If the FDA refuses to accept the Solzira NDA submission, the NDA approval process would be delayed until we and GSK could correct and refile the NDA submission with the FDA in a manner that is ultimately accepted by the FDA.
     Changes in the regulatory approval policy during the development period, changes in, or the enactment of additional, regulations or statutes or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an NDA. For example, the FDA recently announced that, due to staffing and resource limitations, it has given its managers discretion to miss certain timing goals for completing reviews of NDAs set forth under the Prescription Drug User Fee Act, or PDUFA. If the FDA were to miss a PDUFA timing goal for one of our product candidates, the development and commercialization of the product candidate could be delayed or impaired. In addition, the Food and Drug Administration Amendments Act of 2007, or FDAAA, mandates FDA advisory committee reviews of all new molecular entities as part of the NDA approval process, although the FDA maintains discretion under the FDAAA to approve NDAs for new molecular entities without advisory committee reviews in certain instances. Solzira is classified as a new molecular entity. The advisory committee review process can be a lengthy and uncertain process that could delay the FDA’s NDA approval process and delay or impair the development and commercialization of our product candidates.
     The FDA has substantial discretion in the approval process and may refuse to approve any application or decide that our or our collaborative partners’ data is insufficient for approval and require additional preclinical, clinical or other studies. For example, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of any of our product candidates. Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.
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
     For example, pursuant to the terms of our agreement, GSK is responsible for all future development costs of XP13512, with the exception of specified development costs that we will assume in connection with the development of XP13512 for RLS in the United States. In September 2008, GSK filed an NDA for FDA approval of Solzira for RLS. In addition, GSK will lead the development and registration of XP13512 for all indications other than RLS in the United States and all indications in the remainder of GSK’s licensed territory. We cannot control the process for securing FDA approval of Solzira for RLS. We cannot control the amount and timing of resources that GSK or Astellas may devote to the development or commercialization of XP13512, or that Xanodyne may devote to the development and commercialization of XP21510, or to their respective marketing and distribution. In addition, GSK, Astellas or Xanodyne could independently direct their respective development and marketing resources to the development or commercialization of competitive products, which could delay or impair the commercialization of XP13512 or XP21510, as the case may be, and harm our business.

     If we do not establish collaborations for our product candidates other than XP13512 and XP21510, we will have to alter our development and commercialization plans.*
     Our strategy includes selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our product candidates. We intend to do so especially for indications that involve a large, primary care market that must be served by large sales and marketing organizations. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time consuming to negotiate and document. We may not be able to negotiate additional collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional collaborations because of the numerous risks and uncertainties associated with establishing additional collaborations. If we are unable to negotiate additional collaborations, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues.
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
•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the timing of potential receipt of FDA approval of Solzira and its potential commercialization;

•	the cost of manufacturing clinical and establishing commercial supplies of our product candidates and any products that we may develop;

•	the timing of any milestone payments under our collaborative arrangements;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
     Until we can generate a sufficient amount of product revenues, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. However, the credit markets and the financial services industry have recently been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain.
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
     If our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans, we will not be able to commercialize our product candidates.*
     To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. A failure of one or more of our clinical trials could occur at any stage of testing. In addition, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process, which could delay or prevent our or our collaborative partners’ ability to commercialize our product candidates, including:
•	regulators or institutional review boards may not authorize us to commence a clinical trial at a prospective trial site;

•	our preclinical testing or clinical trials may produce negative or inconclusive results, which may require us to conduct additional preclinical or clinical testing or to abandon projects that we expect to be promising;

•	we may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks;

•	risks associated with clinical trial design may result in a failure of the clinical trial to show statistically significant results even if the product candidate is effective;

•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects.
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
     For example, based on the results of a planned interim analysis of the clinical data, although no safety concerns were noted, Astellas recently terminated its Phase 2 clinical trial of XP13512 as a potential treatment for PDN due to difficulty in demonstrating a statistically significant advantage of XP13512 over placebo under the current clinical trial design. Any delay in commencing or completing clinical trials for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition. In addition, unforeseen safety issues or side effects could result from our collaborators’ current or future clinical trials, which could delay or negatively impact commercialization of our product candidates. It is also possible that none of our product candidates will complete clinical trials in any of the markets in which we or our collaborators intend to sell those product candidates. Accordingly, we or our collaborators would not receive the regulatory approvals needed to market our product candidates, which would severely harm our business and financial condition.
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
     Even if patents are issued regarding our product candidates or methods of using them, those patents can be challenged by our competitors who can argue such patents are invalid and/or unenforceable. For example, in September 2008, a law firm on behalf of an undisclosed client filed an opposition against the patent grant of one of our European patent applications covering XP13512. Unlike in the United States, where an issued patent is presumed valid, in Europe, third parties have nine months following the grant of a patent in which to file an opposition during which there is no presumption of patent validity. As is often the case, this opposition was filed a few days prior to the expiration of the nine-month period, and, accordingly, the grant of the European patent will be subject to a full review. While we cannot predict the duration or result of this opposition proceeding, a corresponding U.S. patent was issued, and the most important of the prior art that was cited in the European opposition as a basis for challenging the issuance of the European patent covering XP13512 was cited to the U.S. Patent and Trademark Office during the prosecution of that issued U.S. patent. The possible revocation of the European patent or amendment of its granted claims would not preclude us from developing and commercializing XP13512 in Europe, but could increase the risk of competition. Patents also may not protect our product candidates if competitors devise ways of making these or similar product candidates without legally infringing our patents. The Federal Food, Drug and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity and these same types of incentives encourage manufacturers to submit NDAs that rely on literature and clinical data not prepared for or by the drug sponsor.
     As of October 15, 2008, we held 35 U.S. patents and had 87 patent applications pending before the U.S. Patent and Trademark Office. For some of our inventions, corresponding non-U.S. patent protection is pending. Of the 35 U.S. patents that we hold, 25 patents are compound- and composition-related, having expiration dates from 2021 to 2026; four patents are synthesis-method related, having expiration dates from 2022 to 2025; one patent is proteomics methodology-related, having an expiration date in 2022; and five patents are screening methodology-related, having expiration dates from 2022 to 2025. Subject to possible patent term extension, the entitlement for which and the term of which we cannot predict, patent protection in the United States covering XP13512, our product candidate that is a Transported Prodrug of gabapentin, will expire no earlier than 2022. We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to XP13512, the composition-of-matter patents relating to gabapentin have expired. For XP19986, our product candidate that is a Transported Prodrug of R-baclofen, two U.S. composition-of-matter patents have issued that will expire no earlier than 2025 and two synthesis method/chemical intermediate U.S. patents have issued that will expire no earlier than 2025. For XP21279, our product candidate that is a Transported Prodrug of L-dopa, one U.S. composition-of-matter patent has issued that will expire no earlier than 2025. For XP21510, our product candidate that is a Transported Prodrug of tranexamic acid, one U.S. composition-of-matter patent has issued that will expire no earlier than 2026. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, other than the European opposition described above, we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.
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
     Third-party claims of intellectual property infringement would require us to spend significant time and money and could prevent us from developing or commercializing our products.*
     Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering products or other technologies of interest to us that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. For example, we are aware of a family of third-party patent applications relating to prodrugs of gabapentin. We believe the applications have been abandoned in the United States, the European Patent Office, Canada, Australia and the United Kingdom. Additionally, we are aware of third-party patents relating to the use of baclofen in the treatment of gastroesophageal reflux disease, or GERD. If the patents are determined to be valid and construed to cover XP19986, the development and commercialization of XP19986 could be affected. With respect to the claims contained in these patent applications and patents, we believe that our activities do not infringe the patents at issue and/or that the third-party patent or patent applications are invalid. However, it is possible that a judge or jury will disagree with our conclusions regarding non-infringement and/or invalidity, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. Licenses required under any of these patents may not be available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to develop, commercialize and sell our product candidates. We believe that there may continue to be significant litigation in the biotechnology and pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.
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

     If third parties do not manufacture our product candidates in sufficient quantities or at an acceptable cost, clinical development and commercialization of our product candidates would be delayed.*
     We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of any of our product candidates. To date, we have relied on, and we expect to continue to rely on, a limited number of third-party compound manufacturers and active pharmaceutical ingredient, or API, formulators for the production of preclinical, clinical and commercial quantities of our product candidates. We do not have commercial supply agreements with any of these third parties, and our agreements with these parties are generally terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform under our agreements or enter into new agreements, we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our product candidates in a timely manner from these third parties could delay clinical trials and prevent us or our partners from developing and commercializing our product candidates in a cost-effective manner or on a timely basis.
     Under the terms of our collaboration with GSK, GSK is solely responsible for the manufacture of XP13512 to support its development and commercialization within its licensed territory. As a result, if GSK fails to manufacture sufficient quantities of XP13512, development and commercialization of this product candidate could be impaired or delayed in the GSK licensed territory. In addition, we will continue to be responsible for providing Astellas both clinical and commercial supplies of XP13512. Thus, we expect to continue to rely on a limited number of third-party manufacturers to meet our clinical and commercial supply obligations to Astellas for XP13512. We purchase substantial amounts of gabapentin, which is used to make XP13512, from Teva Pharmaceutical Industries, Ltd. pursuant to purchase orders issued from time to time. Teva’s sale of gabapentin is the subject of ongoing litigation brought by Pfizer Inc alleging infringement of a patent held by Pfizer. In September 2007, the Court of Appeals for the Federal Circuit overturned a July 2006 District Court ruling that was in favor of the generic gabapentin makers, including Teva, and the suit has been remanded to the District Court to continue with the trial. In the event that Teva decides not to sell gabapentin to us, or decides to sell gabapentin to us at a price that is not commercially attractive, or, as a result of this litigation, ceases producing gabapentin, we would not be able to manufacture XP13512 until an alternative supplier was qualified. This could impair our ability to meet our supply obligations to Astellas and delay their ability to commercialize this product candidate.
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
     We currently rely on Excella GmbH (formerly Heumann Pharma GmbH) as our single source supplier of R-baclofen, the active agent used to make XP19986, under purchase orders issued from time to time. We are aware of two alternative suppliers of R-baclofen, and we are in the process of qualifying them as alternative suppliers. In the event that Excella determines to not sell R-baclofen to us at a price that is commercially attractive, and if we were unable to qualify an alternative supplier of R-baclofen, this could delay the development of, and impair our ability to commercialize, this product candidate.
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

     We currently rely on Xcelience, LLC as our single source supplier for XP19986 formulated in sustained-release tablets for clinical trials at specified transfer prices under quotations agreed upon by the parties as a part of a master services agreement. We have identified a potential alternative supplier and are in the qualifying process. In the event that Xcelience terminates the agreement under specified circumstances, we would not be able to manufacture XP19986 sustained-release tablets until an alternative supplier is qualified. This could delay the development of, and impair our ability to commercialize, XP19986.
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
     We have purchased from Raylo Chemicals, Inc., a subsidiary of Gilead Sciences, Inc., all of our current worldwide requirements of XP21279 in API form through our initial Phase 1 clinical trial under a manufacturing services and product supply agreement. We have identified a potential alternative supplier for manufacture of XP21279 in API form, and we are in the process of qualifying it as an alternative supplier. If we were unable to qualify an alternative supplier of XP21279, this could delay the development of, and impair our ability to commercialize, this product candidate.
     UPM Pharmaceuticals, Inc. provided our requirements of XP21279 for clinical trials in the form of sustained-release tablets at specified transfer prices under price quotations agreed upon by the parties as a part of a master services agreement. We rely on UPM as a single source supplier for tablets of XP21279. We have identified a potential alternative supplier and are in the qualifying process. In the event that UPM terminates the agreement under specified circumstances, we would not be able to manufacture XP21279 sustained-release tablets until an alternative supplier is qualified. This could delay the development of, and impair our ability to commercialize, XP21279.
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

     Additionally, problems with approved products marketed by third parties that utilize the same therapeutic target or belong to the same therapeutic class as the parent drug of our product candidates could adversely affect the development of our product candidates. For example, the product withdrawals of Vioxx from Merck & Co., Inc. and Bextra from Pfizer in 2005 due to safety issues has caused other drugs that have the same therapeutic target, such as Celebrex from Pfizer, to receive additional scrutiny from regulatory authorities. If either gabapentin or pregabalin, drugs from Pfizer that are marketed as Neurontin and Lyrica, respectively, encounters unexpected toxicity problems in humans, the FDA may delay or prevent the regulatory approval of XP13512 since it is believed to share the same therapeutic target as gabapentin and pregabalin. In 2005, the FDA requested that all makers of epilepsy drugs analyze their clinical trial data to determine whether these drugs increase the risk of suicide in patients. In January 2008, the FDA warned doctors that 11 antiepileptic drugs, or AEDs, including gabapentin, increased suicide-related risk in patients, especially epileptics. In July 2008, an advisory committee recommended to the FDA that warnings be added to the labels of all AEDs regarding an increased risk of suicide or suicidal thoughts. At this time, it is unclear if XP13512, as a compound that is believed to share the same therapeutic target as gabapentin and pregabalin, would, if approved by the FDA, require a similar warning in its label. Finally, if the FDA determines that a drug may present a risk of substance abuse, it can recommend to the DEA that the drug be scheduled under the Controlled Substances Act. While gabapentin is not a scheduled drug at the present time, pregabalin has been scheduled as a controlled substance. Since pregabalin is a scheduled drug, it is possible that the FDA may require additional testing of XP13512, the results of which could lead the FDA to conclude that XP13512 should be scheduled as well. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA regulates the amount of a scheduled substance that is available for clinical trials and commercial distribution. Accordingly, any scheduling action that the FDA or DEA may take with respect to XP13512 may delay its clinical trial and approval process. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition.
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
     Under the terms of our collaboration with GSK, we are entitled to a royalty based on a percentage of sales of XP13512 in the GSK territory for a specified period of time, unless we elect the option to co-promote XP13512 in the United States. In the event that we elect the co-promotion option for XP13512, we would share marketing and commercialization costs and would be entitled to a share of operating profits from sales of XP13512 in the United States, as well as receive payments on details we perform on Requip XL, GSK’s product for Parkinson’s disease in the United States. Subject to approval from the FDA of an NDA for Solzira, we would co-promote XP13512 in the United States to those same prescribers. If we elect the co-promotion option for XP13512, we plan to establish our own specialty sales force to sell and market our products. Under the terms of our collaboration with Xanodyne, we are entitled to a percentage of sales of XP21510 in the United States for a specified period of time and a specified percentage of sales of XP12B, Xanodyne’s formulation of tranexamic acid that has successfully completed two Phase 3 pivotal trials.
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
     We estimate that we have at least three competitors in the neuropathic pain, migraine prophylaxis and RLS therapeutic areas, including Eli Lilly and Company, Johnson & Johnson and Pfizer. Competition for XP13512 could include: approved drugs that act on the same target as XP13512, such as pregabalin, Neurontin and generic gabapentin; anti-Parkinson’s disease products and product candidates, such as generic ropinirole from GSK and pramipexole from Boehringer Ingelheim GmbH, which are each approved for the treatment of moderate-to-severe RLS, and the rotigotine patch from Schwarz Pharma AG (member of the UCB group), which filed its NDA with the FDA in the fourth quarter of 2007 and is currently under FDA review for the treatment of moderate-to-severe RLS; antiepileptics, such as topiramate from Johnson & Johnson, which is approved for the prevention of migraines; and serotonin norepinephrine inhibitors, such as duloxetine from Eli Lilly, which is approved for the management of painful diabetic neuropathy. We are aware that generic gabapentin is marketed by Alpharma Inc., Pfizer, Teva and IVAX Corp, among others, and that it is prescribed off-label to treat a variety of conditions. We estimate that XP19986 could have several generic drug competitors in the spasticity area. There are several drugs approved for the treatment of spasticity, such as racemic baclofen, diazepam, dantrolene sodium and tizanidine, and many therapies in development, such as Fampridine-SR from Acorda Therapeutics, Inc. that could compete with XP19986. We estimate that we have at least five competitors in the GERD therapeutic area, including Wyeth, TAP Pharmaceutical Products Inc., Novartis, Addex Pharmaceuticals and AstraZeneca. We estimate that we have at least four competitors in the market for treating acute back spasms, including Amrix from Cephalon, Inc., Skelaxin from King Pharmaceuticals, Inc., Flexeril and generic cyclobenzaprine and Soma and generic carisoprodol. Competition for XP21279 could include generic L-Dopa/carbidopa drugs and other drugs approved for the treatment of Parkinson’s disease. These include a combination therapy of L-Dopa/carbidopa/entacapone (marketed in the United States by Novartis as Stalevo) and dopamine agonists (marketed by Boehringer-Ingelheim, GSK and UCB as Mirapex, Requip and Neupro, respectively). In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.
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
     Our investment portfolio may become impaired by further deterioration of the capital markets.*
     Our cash equivalent and short-term investment portfolio as of September 30, 2008 consisted of bonds of U.S. government agencies, corporate debt securities and money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
     As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of September 30, 2008, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market mutual funds was immaterial. As of September 30, 2008, we had no impairment charge associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.
     If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.*
     Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians. If we are not able to retain Drs. Ronald Barrett, Kenneth Cundy, Mark Gallop, David Savello and David Stamler, we may not be able to successfully develop or commercialize our product candidates. Competition for experienced scientists and development staff may limit our ability to hire and retain highly qualified personnel on acceptable terms. In addition, none of our employees have employment commitments for any fixed period of time and could leave our employment at will. We do not carry “key person” insurance covering members of senior management or key scientific personnel. If we fail to identify, attract and retain qualified personnel, we may be unable to continue our development and commercialization activities.
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
•	adverse results or delays in our or our collaborative partners’ clinical trials;

•	the timing of achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the filing for regulatory approval or the establishment of commercial partnerships for one or more of our product candidates;

•	announcement of FDA approvability, approval or non-approval of our product candidates or delays in the FDA review process;

•	actions taken by regulatory agencies with respect to our product candidates, our clinical trials or our sales and marketing activities;

•	actions taken by regulatory agencies with respect to products or drug classes related to our product candidates;

•	the commercial success of any of our products approved by the FDA or its foreign counterparts;

•	changes in our collaborators’ business strategies;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including infringement lawsuits;

•	actions taken by regulatory agencies with respect to our or our partners’ compliance with regulatory requirements;

•	announcements of technological innovations or new products by us or our competitors;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	restatements of our financial results and/or material weaknesses in our internal controls; and

•	the loss of any of our key scientific or management personnel.
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
     Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to, and reporting on, the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.
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
     Due to these fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good predictor of our future performance. For example, due to the recognition of revenues from up-front and milestone payments from our collaborations with Astellas, GSK and Xanodyne, we were profitable in the three-month periods ended June 30 and September 30, 2007, and for the year ended December 31, 2007. However, while recognition of these revenues resulted in a profitable year for 2007, we continue to expect to incur losses for the next several years. In any particular financial period, the actual or anticipated fluctuations could be below the expectations of securities analysts or investors and our stock price could decline.

     Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*
     As of October 15, 2008, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 31.6% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.
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
     If there are large sales of our common stock, the market price of our common stock could drop substantially.*
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of October 15, 2008, we had 25,261,653 outstanding shares of common stock. Of these shares, up to 14,702,189 shares of common stock are tradable under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, subject in some cases to various vesting agreements and the volume limitations and manner of sale requirements under Rule 144, and the remainder of the shares outstanding as of October 15, 2008 have been registered under the Securities Act and are freely tradable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.1	Specimen Common Stock Certificate (3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company (4)

4.3	Form of Right Certificate (5)

10.37	Offer letter between the Company and David A. Stamler, M.D., effective July 14, 2008 (6)

10.38	Change of Control Agreement between the Company and David A. Stamler, M.D., dated July 14, 2008 (6)

10.39	New Hire Option Agreement between David A. Stamler, M.D., and the Company (6)

10.40	New Hire Stock Unit Award between David A. Stamler, M.D., and the Company (6)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (7)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to Exhibit 3.1 of our current report of Form 8-K, filed with the SEC on December 16, 2005.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Incorporated herein by reference to Exhibit 4.1 of our current report of Form 8-K, filed with the SEC on December 16, 2005.

(6)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2008, as filed with the SEC on August 7, 2008.

(7)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc. (Registrant)
/s/ Ronald W. Barrett
November 6, 2008	Ronald W. Barrett
Chief Executive Officer and Director (principal executive officer)

/s/ William G. Harris
William G. Harris
November 6, 2008	Senior Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)

/s/ Martyn J. Webster
Martyn J. Webster
November 6, 2008	Vice President of Finance

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.1	Specimen Common Stock Certificate (3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company (4)

4.3	Form of Right Certificate (5)

10.37	Offer letter between the Company and David A. Stamler, M.D., effective July 14, 2008 (6)

10.38	Change of Control Agreement between the Company and David A. Stamler, M.D., dated July 14, 2008 (6)

10.39	New Hire Option Agreement between David A. Stamler, M.D., and the Company (6)

10.40	New Hire Stock Unit Award between David A. Stamler, M.D., and the Company (6)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350) (7)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to Exhibit 3.1 of our current report of Form 8-K, filed with the SEC on December 16, 2005.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Incorporated herein by reference to Exhibit 4.1 of our current report of Form 8-K, filed with the SEC on December 16, 2005.

(6)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2008, as filed with the SEC on August 7, 2008.

(7)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.