Form 10-Q
period 2009-03-31
XENOPORT INC
filed 2009-05-07
CIK 1130591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Total number of shares of common stock outstanding as of April 15, 2009: 27,311,219.

XENOPORT, INC.

XenoPort and Transported Prodrug are trademarks of XenoPort, Inc.

Requip and Requip XL are trademarks of GlaxoSmithKline.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
	(In thousands)
Current assets:
Cash and cash equivalents	$48,692	$66,050
Short-term investments	94,640	86,733
Accounts receivable	3,000	—
Prepaids and other current assets	3,569	2,920

Total current assets	149,901	155,703
Property and equipment, net	11,287	11,470
Restricted investments and other assets	1,935	1,924

Total assets	$163,123	$169,097

Current liabilities:
Accounts payable	$2,417	$2,261
Accrued compensation	4,134	4,832
Accrued preclinical and clinical costs	6,673	9,707
Other accrued liabilities	1,976	2,790
Deferred revenue	4,739	7,278

Total current liabilities	19,939	26,868
Deferred revenue	18,434	19,172
Deferred rent and other	730	1,083
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 60,000 shares authorized; 27,311 and 27,247 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	27	27
Additional paid-in capital	365,063	360,011
Accumulated other comprehensive income	231	539
Accumulated deficit	(241,301)	(238,603)

Total stockholders’ equity	124,020	121,974

Total liabilities and stockholders’ equity	$163,123	$169,097

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)
Revenues:
Collaboration revenue	$26,277	$14,981

Operating expenses:
Research and development	21,767	18,559
General and administrative	7,707	5,568

Total operating expenses	29,474	24,127

Loss from operations	(3,197)	(9,146)
Interest income	503	1,914
Interest and other expense	(4)	(70)

Net loss	$(2,698)	$(7,302)

Basic and diluted net loss per share	$(0.10)	$(0.29)

Shares used to compute basic and diluted net loss per share	27,290	25,056

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Operating activities
Net loss	$(2,698)	$(7,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,030	618
Accretion of investment discounts and amortization of investment premiums, net	(195)	(689)
Stock-based compensation expense	4,681	3,031
Changes in assets and liabilities:
Accounts receivable	(3,000)	160
Prepaids and other current and noncurrent assets	(649)	(250)
Accounts payable	156	1,379
Accrued compensation	(698)	(929)
Accrued preclinical and clinical costs	(3,034)	(2,710)
Other accrued liabilities	(814)	(407)
Deferred revenue	(3,277)	(6,981)
Deferred rent and other	(353)	(545)

Net cash used in operating activities	(8,851)	(14,625)

Investing activities
Purchases of investments	(54,996)	(67,215)
Proceeds from sales of investments	—	79,719
Proceeds from maturities of investments	46,976	34,656
Change in restricted investments	(11)	(14)
Purchases of property and equipment	(847)	(2,052)

Net cash provided by (used in) investing activities	(8,878)	45,094

Financing activities
Proceeds from issuance of common stock and exercise of stock options	371	651
Payments on equipment financing obligations	—	(59)

Net cash provided by financing activities	371	592

Net increase (decrease) in cash and cash equivalents	(17,358)	31,061
Cash and cash equivalents at beginning of period	66,050	17,961

Cash and cash equivalents at end of period	$48,692	$49,022

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

On March 16, 2009, the Company announced that the U.S. Food and Drug Administration, or FDA, has accepted for review the new drug application, or NDA, filed by Glaxo Group Limited, or GSK, for XP13512 (gabapentin enacarbil) (also known as GSK1838262) in the United States as a potential treatment for moderate-to-severe primary restless legs syndrome, or RLS. In accordance with the Company’s collaboration agreements with GSK and Astellas Pharma Inc., the FDA’s acceptance of the NDA triggered milestone payments to the Company of $23,000,000 in the aggregate.

Basis of Preparation

The accompanying financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2009 and results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2009.

Revenue Recognition

Revenue arrangements are accounted for in accordance with the provisions of SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables and EITF No. 07-1, Accounting for Collaborative Arrangements. A variety of factors are considered in determining the appropriate method of revenue recognition under these arrangements, such as whether the various elements can be considered separate units of accounting, whether there is objective and reliable evidence of fair value for these elements and whether there is a separate earnings process associated with a particular element of an agreement. Specifically, the Company accounts for each of these typical elements as follows:

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

•

Milestones. Milestones are assessed on an individual basis and revenue is recognized from these milestones when earned, as evidenced by acknowledgment from collaborators, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination, or progress towards the culmination, of an earnings process and (iii) the milestone payment is non-refundable. Where separate milestones do not meet these criteria, the Company typically uses a performance-based model, with revenue recognition following delivery of effort as compared to an estimate of total expected effort. Milestones that are received after all substantive deliverables have occurred are considered to be bonus payments and are recognized upon receipt of the cash, assuming all of the other revenue recognition criteria are met.

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

Clinical Trials

The Company accrues and expenses the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and reduced by any initial payment made to the clinical trial site when the first patient is enrolled. Non-refundable advance payments for research and development goods or services are recognized as expense as the related goods are delivered or the related services are provided in accordance with the provisions of EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3.

Fair Value Measurements

The fair value of certain assets and liabilities are accounted for in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements, or SFAS 157, which defines fair value and establishes a framework for measuring fair value. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the inputs used to measure fair value and requires separate disclosure by level within the fair value hierarchy. There was no material impact on the Company’s financial position or results of operations upon adoption of SFAS 157.

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

Recent Accounting Pronouncement

In December 2007, the EITF reached a consensus on EITF No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosures related to these arrangements is also specified. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-1 is effective for the Company in the first quarter of fiscal 2009. The adoption did not have an impact on either the Company’s financial position or results of operations as of March 31, 2009. The Company expects an impact beginning in the second quarter of fiscal 2009 on its financial position, results of operations and disclosures in connection with the Company’s election of the co-promotion option contained in its development and commercialization agreement with GSK.

2.	Collaboration Agreements

In December 2005, the Company entered into a license agreement with Astellas for exclusive rights in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (collectively referred to as the Astellas territory) to develop and commercialize the Company’s most advanced product candidate, XP13512, also known as ASP8825 in the Astellas territory. The Company received an initial license payment of $25,000,000 in December 2005, which has been deferred and is being recognized on a straight-line basis over a period that approximates the expected patent life of XP13512. At March 31, 2009, the Company had received milestone payments of $15,000,000 and was eligible to receive potential clinical and regulatory milestone payments totaling up to an additional $45,000,000, of which $3,000,000 was recorded as accounts receivable. In addition, the Company is entitled to receive percentage-based royalties on any net sales of XP13512 in the Astellas territory. In the three months ended March 31, 2009, the Company recognized revenue of $3,379,000, representing amortization of the up-front license payment under this agreement and recognition of the milestone payment in connection with the FDA’s acceptance for review of the NDA filed by GSK for XP13512 (also known as GSK1838262). In the three months ended March 31, 2008, the Company recognized revenue of $379,000, representing amortization of the up-front license payment under this agreement. As of March 31, 2009, the Company had recognized an aggregate of $23,051,000 of revenue pursuant to this agreement. At March 31, 2009, $19,949,000 of revenue was deferred under this agreement, of which $1,515,000 was classified within current liabilities and the remaining $18,434,000 was recorded as a noncurrent liability. In addition, the agreement also requires Astellas to source all product from the Company under a specified supply agreement, and Astellas may request that the Company conduct development activities. Under the supply arrangement and requested development activities, no net offset to research and development expenses was recorded in the three months ended March 31, 2009, and the Company recorded a net offset to research and development expenses of $565,000 in the same period in 2008.

In February 2007, the Company entered into an exclusive collaboration with GSK to develop and commercialize XP13512 in all countries of the world excluding the Astellas territory (collectively referred to as the GSK territory). In March 2007, GSK made an up-front, non-refundable license payment of $75,000,000. In addition, GSK has agreed to make additional payments of: (i) up to $275,000,000 upon the achievement of additional clinical and regulatory milestones, of which $85,000,000 has been received to date, including a milestone payment of $20,000,000 received in March 2009; and (ii) up to $290,000,000 upon the achievement of specified XP13512 sales levels. Under the terms of the agreement, GSK is responsible for all future development costs and GSK is solely responsible for the manufacturing of XP13512 to support its development and commercialization within the GSK territory. Under the terms of the agreement, the Company is entitled to receive royalties based upon a percentage of net sales of XP13512 in the GSK territory for a specified period of time, unless the Company elects the option to co-promote XP13512 in the United States. Under the Company’s co-promotion option for XP13512, the Company would share marketing and commercialization costs and would be entitled to a share of operating profits from net sales of XP13512 in the United States for so long as XP13512 is sold. Under the terms of the agreement, as amended in February 2009, if the Company elects to co-promote XP13512, the Company would be eligible to receive payments on details that the Company performs in the United States on Requip XL, GSK’s product for Parkinson’s disease. Such detailing activities would commence around the time of the XP13512 launch and would continue until the earlier of the launch of a generic form of Requip XL or July 1, 2011. Subject to FDA approval of the NDA for XP13512, the Company would then co-promote XP13512 in the United States to those same prescribers. The Company has concluded that the up-front license payment does not have value to GSK on a stand-alone basis without the benefit of the specified development activities that the Company will perform in connection with XP13512 and that $85,000,000 of milestones payable for development activities were either not sufficiently substantive or not sufficiently at risk to be accounted for using the “when-earned” model. Accordingly, these milestones and the up-front payment were combined into one unit of accounting that is being recognized over the best estimate of the development period to commercialization of the product during which time delivery of substantially all of the efforts required for the completion of the Company’s contractual responsibilities under the GSK agreement is expected to occur. In the three months ended March 31, 2009 and 2008, the Company recognized revenue of $22,898,000 and $10,102,000, respectively, under this agreement. As of March 31, 2009, the Company had recognized an aggregate of $156,776,000 of revenue pursuant to this agreement. At March 31, 2009, $3,224,000 of revenue was deferred under this agreement, all of which was classified within current liabilities.

In October 2007, the Company licensed to Xanodyne Pharmaceuticals, Inc. exclusive rights to develop and commercialize XP21510 in the United States, including for the potential treatment of women diagnosed with menorrhagia, or heavy menstrual bleeding. In exchange for these rights, the Company received and recognized non-refundable cash payments totaling $13,000,000, of which $6,000,000 was paid to the Company upon execution of the agreement, $6,000,000 was paid in October 2008 and $1,000,000 was paid in April 2008 as a milestone payment. In March 2009, Xanodyne provided the Company with written notice that Xanodyne has elected to terminate the agreement. Such termination will be effective July 22, 2009. Upon termination, all XP21510 product rights will revert to the Company. In the three months ended March 31, 2009, no revenue was recognized under this agreement and $4,500,000 of revenue was recognized in the same period in 2008. As of March 31, 2009, the Company had recognized an aggregate of $13,000,000 of revenue pursuant to this agreement. At March 31, 2009, no revenue was deferred under this agreement.

3.	Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted-average number of unvested common shares subject to repurchase, without consideration for potential common shares. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, less the weighted-average number of unvested common shares subject to repurchase, plus any dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, restricted stock units, options to purchase stock and warrants are considered to be potential common shares and are only included in the calculation of diluted net income per share when their effect is dilutive.

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net loss	$(2,698)	$(7,302)

Denominator:
Weighted-average common shares outstanding	27,290	25,098
Less: Weighted-average unvested common shares subject to repurchase	—	(42)

Denominator for basic and diluted net loss per share	27,290	25,056

Basic and diluted net loss per share	$(0.10)	$(0.29)

Outstanding dilutive securities not included in the computation of diluted net loss per share as they had an antidilutive effect:
Restricted stock units and options to purchase common stock	4,131	3,026
Warrants outstanding	305	21

	4,436	3,047

4.	Comprehensive Loss

The Company displays comprehensive loss and its components as part of the annual statement of stockholders’ equity. Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale securities. Total comprehensive loss was as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net loss	$(2,698)	$(7,302)
Change in unrealized gains (losses) on available-for-sale securities	(308)	(155)

	$(3,006)	$(7,457)

5.	Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2009:
Cash	$6,889	$—	$—	$6,889
Money market funds	41,803	—	—	41,803
U.S. government agencies	77,415	222	(25)	77,612
Corporate debt securities	16,994	34	—	17,028
Certificate of deposit	1,835	—	—	1,835

	$144,936	$256	$(25)	$145,167

Reported as:
Cash and cash equivalents				$48,692
Short-term investments				94,640
Restricted investments				1,835

				$145,167

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2008:
Cash	$45,265	$—	$—	$45,265
Money market funds	20,785	—	—	20,785
U.S. government agencies	60,266	408	—	60,674
Corporate debt securities	25,928	131	—	26,059
Certificate of deposit	1,824	—	—	1,824

	$154,068	$539	$—	$154,607

Reported as:
Cash and cash equivalents				$66,050
Short-term investments				86,733
Restricted investments				1,824

				$154,607

At March 31, 2009 and December 31, 2008, the contractual maturities of all investments held were less than one year.

No gross realized gains or losses were recognized in the three months ended March 31, 2009, and $445,000 of gross realized gains on sales of short-term investments based on the specific identification method was recognized in the same period in 2008.

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value using the following inputs (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total As of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$41,803	$41,803	$—	$—
U.S. government agencies	77,612	—	77,612	—
Corporate debt securities	17,028	—	17,028	—

Total	$136,443	$41,803	$94,640	$—

		Fair Value Measurements at Reporting Date Using
Description	Total As of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$20,785	$20,785	$—	$—
U.S. government agencies	60,674	—	60,674	—
Corporate debt securities	26,059	—	26,059	—

Total	$107,518	$20,785	$86,733	$—

6.	Stock-Based Compensation

Details of the Company’s employee non-cash stock-based compensation are as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Research and development	$2,645	$1,704
General and administrative	2,036	1,327

	$4,681	$3,031

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transport mechanisms to improve the therapeutic benefits of existing drugs. We are currently focusing our development and commercialization efforts on potential treatments of central nervous system, or CNS, disorders.

Our most advanced product candidate, XP13512, also known in the United States as GSK1838262 (gabapentin enacarbil), is being developed for the treatment of a number of CNS disorders. The U.S. Food and Drug Administration, or FDA, has accepted for review a new drug application, or NDA, that was submitted by our partner, Glaxo Group Limited, or GSK, for approval to market XP13512 in the United States for the treatment of moderate-to-severe primary restless legs syndrome, or RLS. RLS is a common, under-diagnosed neurological condition that frequently manifests itself as a sleep disorder. GSK has also initiated a Phase 3b polysomnography clinical trial of XP13512 to evaluate the potential sleep benefits of XP13512 in patients with RLS. In addition, Astellas Pharma Inc., our partner in Japan and five other Asian countries, recently completed a 12-

week, double-blind, placebo-controlled Phase 2 clinical trial of XP13512 for the treatment of symptoms of RLS in patients in Japan. XP13512 demonstrated statistically significant improvements compared to placebo on the primary endpoint of the trial, which was the change from baseline in the International RLS rating scale score at the end of treatment. XP13512 was well tolerated; the most commonly reported adverse events were somnolence and dizziness, which were generally transient and mild to moderate in severity. There were no treatment-emergent serious adverse events during the study period in XP13512-treated subjects.

In April 2009, GSK completed a 14-week, double-blind, placebo-controlled, Phase 2 clinical trial of XP13512 as a potential treatment for painful diabetic neuropathy, or PDN (also known as neuropathic pain associated with diabetic peripheral neuropathy). In the trial, 421 patients who were diagnosed with either Type 1 or Type 2 diabetes mellitus with signs and symptoms of PDN were randomized to receive either 1200 mg/day, 2400 mg/day or 3600 mg/day of XP13512 administered in divided doses twice daily, 300 mg/day of pregabalin as an active control, administered in divided doses three times daily, or placebo. Neither XP13512 nor pregabalin, the active control, demonstrated a statistically significant improvement on the primary endpoint when compared to placebo, based on the change from baseline to end of treatment on the Pain Intensity-Numerical Rating Scale (PI-NRS). XP13512 was generally well tolerated; the two most frequently reported adverse events were dizziness and somnolence. GSK is also evaluating XP13512 for the potential treatment of post-herpetic neuralgia, or PHN, and as a potential prophylactic therapy for migraine headaches. XP13512 has also successfully completed a Phase 2a clinical trial for the management of PHN in the United States.

We are evaluating our second product candidate, XP19986, for the potential treatment of gastroesophageal reflux disease, or GERD, spasticity in patients with spinal cord injury and acute back spasms of musculoskeletal origin. We are evaluating our third product candidate, XP21279, for the potential treatment of Parkinson’s disease. We have licensed to Xanodyne Pharmaceuticals, Inc. exclusive rights to develop and commercialize another of our product candidates, XP21510, in the United States, including for the potential treatment of women diagnosed with menorrhagia, or heavy menstrual bleeding. In March 2009, Xanodyne provided us with written notice that it has elected to terminate the agreement. Such termination will be effective July 22, 2009, at which time, all XP21510 product rights will revert to us.

Our innovative product candidates, which we refer to as Transported Prodrugs, are created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct deficiencies in the oral absorption, distribution and/or metabolism of the parent drug.

We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated any product revenues. Prior to the three months ended June 30, 2007, we had incurred net losses since our inception. However, due to the recognition of revenues from up-front and milestone payments from our collaborations with GSK, Astellas and Xanodyne, we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007, and for the year ended December 31, 2007. However, while recognition of these revenues resulted in a profitable year for 2007, we incurred net losses in 2008 and we continue to expect to incur net losses in 2009 as we continue our research and development activities and seek to advance our product candidates into later stages of development. As of March 31, 2009, we had an accumulated deficit of approximately $241.3 million.

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

In April 2009, we exercised the option contained in our development and commercialization agreement with GSK to co-promote and share profits and losses from the potential future sales of XP13512 in the United States. Assuming FDA approval of the XP13512 NDA for RLS, we will field a U.S. sales force of between 50 and 100 representatives to promoteXP13512. This sales force will be geographically distributed across the United States and will call on physicians who treat neurological diseases. In connection with the exercise of this option, we amended the agreement in February 2009 with respect to our rights to detail certain GSK products. Previously, we were entitled to detail Requip XL, GSK’s product for Parkinson’s disease, commencing upon the exercise of our co-promotion option and ending upon the launch of XP13512. Under the revised terms, we have the right to commence the detailing of Requip XL around the time of the XP13512 launch. We would be entitled to continue these detailing activities until the earlier of the launch of a generic form of Requip XL or July 1, 2011. We would be compensated for each detail of Requip XL completed by our sales representatives through a fee that is separate from the XP13512 joint profit and loss, or P&L, statement. Coincident with the election of the co-promotion option, all allowable expenses and any potential future sales of XP13512 will be accounted for using a joint P&L statement, and we will share in the resulting operating profits and losses. Prior to the launch of XP13512, cash payments to

GSK representing our share of any loss will be deferred and will be repayable without interest over a period of time following the launch. Assuming FDA approval of the XP13512 NDA for RLS, GSK would be responsible for recording the sales of XP13512 in the United States. Expenses that can be charged to the joint P&L statement are the cost of goods and certain costs directly related to XP13512 marketing and sales. All future expenses related to the development of potential indications for XP13512 in addition to RLS will not be included in the joint P&L statement and will be borne fully by GSK. Our exercise of the co-promotion option and our participation in the profit share arrangement may be reversed at any time upon notice to GSK with no penalty to us, in which case the original royalty-based compensation structure would apply for XP13512 sales in the U.S.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, stock-based compensation, income taxes and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and significant judgments and estimates are detailed in our Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2009 and 2008

Revenues

Our revenues consisted of the recognition of revenues from up-front and milestone payments from our collaborations with Astellas, GSK and Xanodyne.

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Collaboration revenue	$26,277	$14,981	$11,296	75%

The increase in revenues for the three months ended March 31, 2009 compared to the same period in 2008 was the result of a $12.8 million increase in revenues recognized under our GSK agreement and a $3.0 million increase in revenues recognized under our Astellas agreement, partially offset by a $4.5 million decrease in revenues recognized under our Xanodyne agreement. The increase in revenues under our GSK and Astellas agreements for the three months ended March 31, 2009 was associated with the recognition of a significant portion of the milestone payment from GSK and the recognition of the entire milestone payment from Astellas, related to the FDA’s acceptance for review of the NDA for XP13512.

We expect revenues to fluctuate in the future primarily depending upon our progress against the deliverables specified in the terms of our collaboration with GSK, the timing of milestone-related activities under our Astellas and GSK collaborations and the extent to which we enter into new or modify existing collaborative agreements.

Research and Development Expenses

Research and development expenses consisted of costs associated with our research activities and drug discovery efforts, as well as costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Of the total research and development expenses for the three months ended March 31, 2009 and 2008, the allocation of costs associated with research and preclinical and clinical development activities approximated the following:

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Research	$5,522	$4,929	$593	12%
Preclinical and clinical development	16,245	13,630	2,615	19%

Total research and development	$21,767	$18,559	$3,208	17%

The increase in research and development expenses in the three months ended March 31, 2009 compared to the same period in 2008 was principally due to the following:

•	increased net costs for XP19986 of $3.1 million primarily due to increased manufacturing and clinical costs;

•	increased net costs for XP21279 of $0.8 million primarily due to increased toxicology costs; and

•	increased personnel costs of $1.8 million resulting from increased headcount and increased non-cash stock-based compensation of $0.9 million; partially offset by

•	decreased net costs for XP13512 of $3.1 million due to decreased clinical costs.

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

General and Administrative Expenses

General and administrative expenses consisted principally of salaries and other related costs for personnel in executive, finance, accounting, business development, information technology, legal, marketing and human resources functions. Other general and administrative expenses included facility costs not otherwise included in research and development expenses, patent-related costs and professional fees for legal, consulting and accounting services.

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
General and administrative	$7,707	$5,568	$2,139	38%

The increase in general and administrative expenses in the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to increased personnel costs of $1.8 million resulting from increased headcount and increased non-cash stock-based compensation of $0.7 million.

We expect general and administrative expenses to increase in the future due to our election of the co-promotion option under our development and commercialization agreement with GSK.

Interest Income and Interest and Other Expense

Interest income consisted primarily of interest earned on our cash equivalents and short-term investments.

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Interest income	$503	$1,914	$(1,411)	(74)%
Interest and other expense	$4	$70	$(66)	(94)%

The decrease in interest income in the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to lower average cash equivalents and short-term investment balances and lower interest rates.

Liquidity and Capital Resources

	As of March 31, 2009	As of December 31, 2008
	(In thousands)
Cash and cash equivalents and short-term investments	$143,332	$152,783
Working capital	129,962	128,835
Restricted investments	1,835	1,824

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash provided by (used in):
Operating activities	$(8,851)	$(14,625)
Investing activities	(8,878)	45,094
Financing activities	371	592
Capital expenditures (included in investing activities above)	(847)	(2,052)

Due to our significant research and development expenditures and the lack of regulatory agency approvals to sell products, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our preferred stock, our initial and follow-on public offerings, our registered direct offering, non-equity payments from our collaborators and government grants. We have received additional funding from capital lease financings and interest earned on investments. At March 31, 2009, we had available cash and cash equivalents and short-term investments of $143.3 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including investments backed by U.S. government agencies, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $8.9 million and $14.6 million in the three months ended March 31, 2009 and 2008, respectively. The net cash used in operating activities in the three months ended March 31, 2009 primarily reflected the non-cash changes in operating assets and liabilities and, to a lesser extent, our net loss, partially offset by non-cash stock-based compensation. The net cash used in operating activities in the three months ended March 31, 2008 primarily reflected our net loss and, to a lesser extent, a decrease in deferred revenue in connection with our agreements with GSK and Xanodyne.

Net cash provided by (used in) investing activities was $(8.9) million and $45.1 million in the three months ended March 31, 2009 and 2008, respectively. The net cash used in investing activities for the three months ended March 31, 2009 was primarily related to the purchases of investments, partially offset by proceeds from maturities of investments. The net cash provided by investing activities for the three months ended March 31, 2008 was primarily related to the proceeds from sales and maturities of investments, partially offset by purchases of investments.

Net cash provided by financing activities was $0.4 million and $0.6 million in the three months ended March 31, 2009 and 2008, respectively. The net cash provided by financing activities for the three months ended March 31, 2009 and 2008 primarily reflected proceeds from issuance of common stock and exercise of stock options.

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

If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. The credit markets and the financial services industry have recently been experiencing a period of unusual turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. These events have generally made equity and debt financing more difficult to obtain. If we are unable to raise additional funds when needed, we may terminate or delay clinical trials for one or more of our product candidates, we may delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates or we may curtail significant drug development programs that are designed to identify new product candidates. In addition, at any time upon advance notice to GSK, we may exercise the right to revert to a net sales royalty-based compensation structure and forego the right to co-promote XP13512 in the United States. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. To the extent that we raise additional capital through equity financings, dilution to our stockholders would result. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us.

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Our future contractual obligations at March 31, 2009 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating lease obligations	$21,408	$5,370	$10,601	$5,437	$—

Total fixed contractual obligations	$21,408	$5,370	$10,601	$5,437	$—

Recent Accounting Pronouncement

In December 2007, the Emerging Issues Task Force, or EITF, reached a consensus on EITF No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. EITF 07-1 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosures related to these arrangements is also specified. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-1 is effective for us in the first quarter of fiscal 2009. The adoption did not have an impact on either our financial position or results of operations as of March 31, 2009. We expect an impact beginning in the second quarter of fiscal 2009 on our financial position, results of operations and disclosures in connection with our election of the co-promotion option contained in our development and commercialization agreement with GSK.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2009, we had cash and cash equivalents and short-term investments of $143.3 million consisting of cash and highly liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate of $0.9 million and $0.5 million during the three months ended March 31, 2009 and 2008, respectively, to this European contract manufacturer. We are exposed to fluctuations in foreign exchange rates in connection with these agreements. To date, the effect of this exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, as of March 31, 2009, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.

Changes in Internal Control over Financial Reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009.

Risks Related to Our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never sustain profitability.*

We have a limited operating history and have incurred cumulative losses of $241.3 million since our inception in May 1999. In the three months ended March 31, 2009 and 2008, we incurred net losses of $2.7 million and $7.3 million, respectively. Due to the recognition of revenues from up-front and milestone payments from our collaborations with Glaxo Group Limited, or GSK, Astellas Pharma Inc. and Xanodyne Pharmaceuticals, Inc., we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007, and for the year ended December 31, 2007. However, while recognition of these revenues resulted in a profitable year for 2007, we incurred net losses in 2008, and we continue to expect to incur net losses in 2009. We expect our research and development expenses to remain relatively constant with 2008 levels for the next two years. Subject to regulatory approval of any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

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

Our success depends substantially on our most advanced product candidates, which are still under development. If we or our collaborative partners are unable to bring any or all of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be harmed.*

Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of our product candidates. In March 2009, the U.S. Food and Drug Administration, or FDA, accepted for review GSK’s new drug application, or NDA, requesting approval of XP13512 (gabapentin enacarbil) for the treatment of moderate-to-severe primary restless legs syndrome, or RLS. XP13512 has been evaluated in a Phase 3 clinical program for RLS in the United States and a Phase 2 clinical trial for RLS in Japan and is being evaluated in Phase 2 clinical trials for neuropathic pain and migraine prophylaxis in the United States. Our other product candidates are either in Phase 1 or Phase 2 clinical development or in various stages of preclinical development. Any of our product candidates could be unsuccessful if it:

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

If we or our partners are not able to obtain required regulatory approvals, we or our partners will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.*

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA and other agencies in the United States and by comparable authorities in other countries. In February 2007, we announced an exclusive collaboration with GSK to develop and commercialize XP13512, also known as GSK1838262 in the United States and by the designation ASP8825 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (collectively referred to as the Astellas territory), for the treatment of moderate-to-severe primary RLS, in all countries of the world other than the Astellas territory. Pursuant to the terms of our agreement, GSK submitted to the FDA an NDA requesting approval of XP13512 for the treatment of moderate-to-severe primary RLS and GSK will lead the development and registration of XP13512 for all indications in GSK’s licensed territory. The inability to obtain FDA approval or approval from comparable authorities in other countries would prevent us and our collaborative partners from commercializing our product candidates in the United States or other countries. We or our collaborative partners may never receive regulatory approval for the commercial sale of any of our product candidates. Moreover, if the FDA requires that any of our product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our collaborative partners will be unable to begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our product candidates is classified as a controlled substance by the DEA, we or our collaborative partners would have to register annually with the DEA and those product candidates would be subject to additional regulation.

Neither we nor our collaborative partners have received regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of applying for regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the product candidates involved. The application process begins with the submission of an NDA that the FDA initially reviews and either accepts or rejects for filing. NDA submissions are complex electronic filings, which include vast compilations of data sets, integrated documents and data calculations. The FDA has substantial discretion in the submission process and may refuse to accept an NDA submission if there are errors or omissions relating to the electronic transmittal process, data entry, data compilation or formatting. For example, in November 2008, GSK withdrew a previously submitted NDA for XP13512 for the treatment of moderate-to-severe primary RLS in connection with the FDA’s request that the data from a single study be reformatted. The NDA for XP13512 was resubmitted in January 2009, and the FDA accepted the NDA for review in March 2009.

Changes in the regulatory approval policy during the development period, changes in, or the enactment of additional, regulations or statutes or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an NDA. For example, in 2008, the FDA announced that, due to staffing and resource limitations, it has given its managers discretion to miss certain timing goals for completing reviews of NDAs set forth under the Prescription Drug User Fee Act, or PDUFA. If the FDA were to miss a PDUFA timing goal for one of our product candidates, the development and commercialization of the product candidate could be delayed or impaired. In addition, the Food and Drug Administration Amendments Act of 2007, or FDAAA, mandates FDA advisory committee reviews of all new molecular entities as part of the NDA approval process, although the FDA maintains discretion under the FDAAA to approve NDAs for new molecular entities without advisory committee reviews in certain instances. XP13512 is classified as a new molecular entity. The advisory committee review process can be a lengthy and uncertain process that could delay the FDA’s NDA approval and delay or impair the development and commercialization of our product candidates.

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

We depend on collaborations to complete the development and commercialization of some of our product candidates. These collaborations may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.*

In December 2005, we entered into a collaboration with Astellas for the development and commercialization of XP13512 in the Astellas territory. In February 2007, we entered into an exclusive collaboration with GSK to develop and commercialize XP13512 worldwide, excluding the Astellas territory. In October 2007, we entered into a collaboration with Xanodyne for the development and commercialization of XP21510 in the United States. In March 2009, Xanodyne provided us with written notice that Xanodyne has elected to terminate the collaboration agreement, which termination will be effective on July 22, 2009.

We may enter into additional collaborations with third parties to develop and commercialize some of our product candidates. Our dependence on Astellas and GSK for the development and commercialization of XP13512 subjects us to, and our dependence on future collaborators for development and commercialization of additional product candidates will subject us to, a number of risks, including:

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

For example, we cannot control the process for securing FDA approval of XP13512 for moderate-to-severe primary RLS. We cannot control the amount and timing of resources that GSK or Astellas may devote to the development or commercialization of XP13512 or its marketing and distribution. In addition, GSK or Astellas could independently direct their respective development and marketing resources to the development or commercialization of competitive products, which could delay or impair the commercialization of XP13512 and harm our business.

If we do not establish collaborations for our product candidates other than XP13512, we will have to alter our development and commercialization plans. *

Our strategy includes selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our product candidates. We intend to do so especially for indications that involve a large, primary care market that must be served by large sales and marketing organizations. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time consuming to negotiate and document. We may not be able to negotiate additional collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional collaborations because of the numerous risks and uncertainties associated with establishing additional collaborations. If we are unable to negotiate additional collaborations, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues.

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

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may:

•	terminate or delay clinical trials for one or more of our product candidates;

•	delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates;

•	curtail significant drug development programs that are designed to identify new product candidates; or

•	at any time upon advance notice to GSK, exercise the right to revert to a net sales royalty-based compensation structure and forego the right to co-promote XP13512 in the United States.

For example, in January 2009, we suspended preclinical development activities for XP20925, our Transported Prodrug of propofol, to focus our resources on development of later-stage product candidates.

If our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans, we will not be able to commercialize our product candidates.*

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. A failure of one or more of our clinical trials could occur at any stage of testing. For example, in April 2009, GSK completed a 14-week, double-blind, placebo-controlled, Phase 2 clinical trial of XP13512 as a potential treatment for painful diabetic neuropathy, or PDN, in which neither XP13512 nor pregabalin, the active control, demonstrated a statistically significant improvement on the primary endpoint when compared to placebo. In addition, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process, which could delay or prevent our or our collaborative partners’ ability to commercialize our product candidates, including:

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

For example, based on the results of a planned interim analysis of the clinical data, although no safety concerns were noted, Astellas terminated its Phase 2 clinical trial of XP13512 as a potential treatment for PDN due to difficulty in demonstrating a statistically significant advantage of XP13512 over placebo under the current clinical trial design. Any delay in commencing or completing clinical trials for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition. In addition, unforeseen safety issues or side effects could result from our collaborators’ current or future clinical trials, which could delay or negatively impact commercialization of our product candidates. It is also possible that none of our product candidates will complete clinical trials in any of the markets in which we or our collaborators intend to sell those product candidates. Accordingly, we or our collaborators would not receive the regulatory approvals needed to market our product candidates, which would severely harm our business and financial condition.

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

Even if patents are issued regarding our product candidates or methods of using them, those patents can be challenged by our competitors who can argue such patents are invalid and/or unenforceable. For example, in September 2008, a law firm on behalf of an undisclosed client filed an opposition against the patent grant of one of our European patent applications covering XP13512. Unlike in the United States, where an issued patent is presumed valid, third parties in Europe have nine months following the grant of a patent in which to file an opposition during which there is no presumption of patent validity. Accordingly, the grant of the European patent will be subject to a full review. While we cannot predict the duration or result of this opposition proceeding, a corresponding U.S. patent was issued, and the most important of the prior art that was cited in the European opposition as a basis for challenging the issuance of the European patent covering XP13512 was cited to the European Patent Office during the prosecution of that European patent. The possible revocation of the European patent or amendment of its granted claims would not preclude us from developing and commercializing XP13512 in Europe, but could increase the risk of competition. Patents also may not protect our product candidates if competitors devise ways of making these or similar product candidates without legally infringing our patents. The Federal Food, Drug and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity and these same types of incentives encourage manufacturers to submit NDAs that rely on literature and clinical data not prepared for or by the drug sponsor.

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

As part of the approval process of our product candidates in the United States, the FDA may determine that the product candidates be granted an exclusivity period during which other manufacturers’ applications for approval of generic versions of our products will not be granted. Generic manufacturers often wait to challenge the patents protecting products that have been granted exclusivity until one year prior to the end of the exclusivity period. While the FDA has historically granted a five-year new chemical entity exclusivity to prodrugs such as XP13512 and XP19986, a law suit was recently filed by a generic drug company against the FDA challenging the grant of the five-year exclusivity to another company’s prodrug. If such a suit against the FDA is successful, it could mean that XP13512 and XP19986 receive shorter or no exclusivity periods. It is also possible that generic manufacturers are considering attempts to seek FDA approval for a similar or identical drug as our product candidate through an abbreviated NDA, which is the application form typically used by manufacturers seeking approval of a generic drug. If our patents are subject to challenges, we may need to spend significant resources to defend such challenges and we may not be able to defend our patents successfully.

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

Under the terms of our collaboration with GSK, GSK is solely responsible for the manufacture of XP13512 to support its development and commercialization within its licensed territory. As a result, if GSK fails to manufacture sufficient quantities of XP13512, development and commercialization of this product candidate could be impaired or delayed in the GSK licensed territory. In addition, we will continue to be responsible for providing Astellas both clinical and commercial supplies of XP13512. Thus, we expect to continue to rely on a limited number of third-party manufacturers to meet our clinical and commercial supply obligations to Astellas for XP13512. We purchase substantial amounts of gabapentin, which is used to make XP13512, from Teva Pharmaceutical Industries, Ltd. pursuant to purchase orders issued from time to time. Teva’s sale of gabapentin is the subject of ongoing litigation brought by Pfizer Inc alleging infringement of a patent held by Pfizer. In 2007, the Court of Appeals for the Federal Circuit overturned a 2006 District Court ruling that was in favor of the generic gabapentin makers, including Teva, and the suit has been remanded to the District Court to continue with the trial. We have also recently qualified two additional potential suppliers of gabapentin, Hikal Ltd. and Divis Laboratories Ltd. In the event that Teva or these additional suppliers decides not to sell gabapentin to us, or decides to sell gabapentin to us at a price that is not commercially attractive, or, as a result of this litigation, ceases producing gabapentin, we would not be able to manufacture XP13512 until an alternative supplier was qualified. This could impair our ability to meet our supply obligations to Astellas and delay their ability to commercialize this product candidate.

We currently rely on Lonza Ltd. as the single source supplier of our current requirements of XP13512 API. We have agreed to purchase XP13512 API from Lonza under a manufacturing services and product supply agreement. In the event that Lonza terminates the agreement in response to a breach by us, we would not be able to manufacture the API until a qualified alternative supplier is identified. This could delay the development of, and impair the ability of us or Astellas to commercialize, this product candidate. In addition, our current agreement with Lonza does not provide for the entire supply of API that we require to support Astellas’ full-scale commercialization. However, the manufacturing services and product supply agreement obligates the parties to negotiate in good faith on the terms and conditions for Lonza to supply some or all of our total requirements for the commercial supply of XP13512 API. In the event that the parties cannot agree to the terms and conditions for Lonza to provide some or all of our API commercial supply needs, we would not be able to manufacture API until a qualified alternative supplier is identified. This could impair our ability to satisfy our contractual obligations to Astellas and could also delay or impair Astellas’ ability to develop and commercialize XP13512. Unless earlier terminated, our current agreement with Lonza expires in July 2010.

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

We have purchased from Raylo Chemicals, Inc., a subsidiary of Gilead Sciences, Inc., all of our current worldwide requirements of XP21279 in API form through our Phase 1 clinical trials under a manufacturing services and product supply agreement. We recently qualified Piramal Healthcare as an alternative supplier for manufacture of XP21279 in API form. In the event that the parties cannot agree to the terms and conditions for Piramal to provide some or all of our API clinical and commercial supply needs, we would not be able to manufacture API until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, this product candidate.

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

We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with Teva, Divis, Hikal, Lonza or Patheon for XP13512, Excella, Lonza or DSM for XP19986 or Ajinomoto, Raylo, Piramal or Metrics for XP21279 or to continue relationships at an acceptable cost or if these suppliers fail to meet our requirements for these product candidates for any reason, we would be required to obtain alternative suppliers. Any inability to obtain qualified alternative suppliers, including an inability to obtain, or delay in obtaining, approval of an alternative supplier from the FDA, would delay or prevent the clinical development and commercialization of these product candidates, and could impact our ability to meet our supply obligations to Astellas.

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

Additionally, problems with approved products marketed by third parties that utilize the same therapeutic target or belong to the same therapeutic class as the parent drug of our product candidates could adversely affect the development of our product candidates. For example, the product withdrawals of Vioxx from Merck & Co., Inc. and Bextra from Pfizer in 2005 due to safety issues have caused other drugs that have the same therapeutic target, such as Celebrex from Pfizer, to receive additional scrutiny from regulatory authorities. If either gabapentin or pregabalin, drugs from Pfizer that are marketed as Neurontin and Lyrica, respectively, encounters unexpected toxicity problems in humans, the FDA may delay or prevent the regulatory approval of XP13512 since it is believed to share the same therapeutic target as gabapentin and pregabalin. In 2005, the FDA requested that all makers of epilepsy drugs analyze their clinical trial data to determine whether these drugs increase the risk of suicide in patients. In December 2008, the FDA added warnings to 11 antiepileptic drugs, including gabapentin, regarding an increased risk of suicide or suicidal thoughts. In April 2009, the FDA approved safety label changes for all approved antiepileptic drugs, except those indicated only for short-term use, to include a warning about an increased risk of suicidal thoughts or actions. At this time, it is unclear if XP13512, as a compound that is believed to share the same therapeutic target as gabapentin and pregabalin, would, if approved by the FDA, require a similar warning in its label. Finally, if the FDA determines that a drug may present a risk of substance abuse, it can recommend to the DEA that the drug be scheduled under the Controlled Substances Act. While gabapentin is not a scheduled drug at the present time, pregabalin has been scheduled as a controlled substance. Since pregabalin is a scheduled drug, it is possible that the FDA may require additional testing of XP13512, the results of which could lead the FDA to conclude that XP13512 should be scheduled as well. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA regulates the amount of a scheduled substance that is available for clinical trials and commercial distribution. Accordingly, any scheduling action that the FDA or DEA may take with respect to XP13512 may delay its clinical trial and approval process. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition.

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

If we are unable to establish sales and marketing capabilities or enter into additional agreements with third parties to market and sell our product candidates, we may be unable to generate product revenues.*

We have a limited sales and marketing organization and have limited experience in the sales, marketing and distribution of pharmaceutical products. There are risks involved with establishing our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. Developing an internal sales force is expensive and time-consuming. On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, as we have for XP13512 around the world, our product revenues will be lower than if we market and sell any products that we develop ourselves.

Under the terms of our collaboration with GSK, we are entitled to a royalty based on a percentage of net sales of XP13512 outside of the United States. In April 2009, we elected the co-promotion option so that we would share marketing and commercialization costs and would be entitled to a share of operating profits from net sales of XP13512 in the United States. In addition, we would be eligible to receive payments on details we perform on Requip XL, GSK’s product for Parkinson’s disease in the United States. Subject to approval from the FDA of an NDA for XP13512, we would co-promote XP13512 in the United States to those same prescribers. In connection with our election of the co-promotion option for XP13512, we intend to establish our own specialty sales force to sell and market our products.

Factors that may inhibit our efforts to commercialize our products include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to adequate numbers of physicians to provide information on the advantages and risks of prescribing our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage compared to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

Pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the 2003 Medicare Modernization Act, Medicare beneficiaries are eligible to obtain subsidized prescription drug coverage from a choice of private sector plans. Approximately 90 percent of Medicare beneficiaries now have coverage for prescription medicines. It remains difficult to predict the long-term impact of the 2003 Medicare Modernization Act on pharmaceutical companies. The use of pharmaceuticals has increased slightly among some patients as the result of the expanded access to medicines afforded by coverage under Medicare. However, such expanded utilization has been largely offset by increased pricing pressure and competition due to the enhanced purchasing power of the private sector plans that negotiate on behalf of Medicare beneficiaries and by an increase in the use of generic medicines in this population. In addition, legislative changes have been proposed to mandate government rebates in Medicare and to allow the federal government to directly negotiate prices with pharmaceutical manufacturers. If legislation were enacted to mandate rebates or provide for direct government negotiation in Medicare prescription drug benefits, access and reimbursement for our product candidates upon commercialization could be restricted.

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

We estimate that we have at least three competitors in the neuropathic pain, migraine prophylaxis and RLS therapeutic areas, including Eli Lilly and Company, Johnson & Johnson and Pfizer. Competition for XP13512 could include: approved drugs that act on the same target as XP13512, such as pregabalin, Neurontin and generic gabapentin; anti-Parkinson’s disease products and product candidates, such as generic ropinirole from GSK and pramipexole from Boehringer Ingelheim GmbH, which are each approved for the treatment of moderate-to-severe primary RLS, and the rotigotine patch from Schwarz Pharma AG (member of the UCB group), which filed its NDA for the treatment of moderate-to-severe primary RLS with the FDA in 2007 and has received a complete response letter from the FDA; antiepileptics, such as generic topiramate, which is approved for the prevention of migraines; and serotonin norepinephrine inhibitors, such as duloxetine from Eli Lilly, which is approved for the management of painful diabetic neuropathy. We are aware that generic gabapentin is marketed by Alpharma Inc., Pfizer, Teva and IVAX Corp, among others. We estimate that XP19986 could have several generic drug competitors in the spasticity area. There are several drugs approved for the treatment of spasticity, such as racemic baclofen, diazepam, dantrolene sodium and tizanidine, and many therapies in development, such as

Fampridine-SR from Acorda Therapeutics, Inc. that could compete with XP19986. We estimate that we have at least five competitors in the GERD therapeutic area, including Wyeth, Takeda Pharmaceutical Company Limited, Novartis Group, Addex Pharmaceuticals and AstraZeneca Pharmaceuticals LP. We estimate that we have at least four competitors in the market for treating acute back spasms, including Cephalon, Inc., King Pharmaceuticals, Inc., Johnson & Johnson and Meda Pharmaceuticals, Inc. Competition for XP21279 could include generic L-Dopa/carbidopa drugs and other drugs approved for the treatment of Parkinson’s disease. These include a combination therapy of L-Dopa/carbidopa/entacapone (marketed in the United States by Novartis as Stalevo) and dopamine agonists (marketed by Boehringer-Ingelheim, GSK and UCB as Mirapex, Requip and Neupro, respectively). We are also aware of an extended- release L-Dopa/carbidopa product candidate that is in Phase 3 clinical development from Impax Pharmaceuticals, Inc. In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.

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

Our cash equivalent and short-term investment portfolio as of March 31, 2009 consisted of bonds of U.S. government agencies, corporate debt securities and money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of March 31, 2009, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market mutual funds was immaterial. As of March 31, 2009, we had no impairment charge associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

In order to commercialize our product candidates, we will need to expand the number of our managerial, operational, financial and other employees. We currently anticipate that we will need at least 65 additional employees by the time that XP13512 or XP19986 is initially commercialized, including at least 50 sales representatives. Because the projected timeframe of hiring these additional employees depends on the development status of our product candidates and because of the numerous risks and uncertainties associated with drug development, we are unable to project when we will hire these additional employees. The competition for qualified personnel in the pharmaceutical and biotechnology field is intense, and we may experience difficulties in recruiting, hiring and retaining qualified individuals.

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

Due to these fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good predictor of our future performance. For example, due to the recognition of revenues from up-front and milestone payments from our collaborations with Astellas, GSK and Xanodyne, we were profitable in the three-month periods ended June 30, September 30 and

December 31, 2007, and for the year ended December 31, 2007. However, while recognition of these revenues resulted in a profitable year for 2007, we incurred net losses in 2008, and we continue to expect to incur net losses in 2009. In any particular financial period, the actual or anticipated fluctuations could be below the expectations of securities analysts or investors and our stock price could decline.

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.

As of April 15, 2009, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 52.7% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of April 15, 2009, we had 27,311,219 outstanding shares of common stock. Of these shares, up to 14,692,760 shares of common stock are tradable under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, subject in some cases to the volume limitations and manner of sale requirements under Rule 144, and the remainder of the shares outstanding as of April 15, 2009, have been registered under the Securities Act and are freely tradable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company(4)

4.3	Form of Right Certificate(5)

4.4	Form of Registered Direct Common Warrant(6)

10.32.1	2008 Executive Compensation Bonus Information(7)

10.34	2009 Executive Compensation(8)

10.36.2†	Second Amendment to Development and Commercialization Agreement, dated February 13, 2009, by and between the Company and Glaxo Group Limited

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(9)

†

Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.

(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 30, 2008.

(7)	Incorporated herein by reference to Exhibit 10.25.1 of our current report on Form 8-K, filed with the SEC on January 16, 2009.

(8)	Incorporated herein by reference to Exhibit 10.25.2 of our current report on Form 8-K, filed with the SEC on February 2, 2009.

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

XenoPort, Inc.
(Registrant)

May 7, 2009	/s/ Ronald W. Barrett
Ronald W. Barrett
Chief Executive Officer and Director
(principal executive officer)

May 7, 2009	/s/ William G. Harris
William G. Harris
Senior Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

May 7, 2009	/s/ Martyn J. Webster
Martyn J. Webster
Vice President of Finance

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company(4)

4.3	Form of Right Certificate(5)

4.4	Form of Registered Direct Common Warrant(6)

10.32.1	2008 Executive Compensation Bonus Information(7)

10.34	2009 Executive Compensation(8)

10.36.2†	Second Amendment to Development and Commercialization Agreement, dated February 13, 2009, by and between the Company and Glaxo Group Limited

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(9)

†

Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(5)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.

(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 30, 2008.

(7)	Incorporated herein by reference to Exhibit 10.25.1 of our current report on Form 8-K, filed with the SEC on January 16, 2009.

(8)	Incorporated herein by reference to Exhibit 10.25.2 of our current report on Form 8-K, filed with the SEC on February 2, 2009.

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