Form 10-Q
period 2009-06-30
XENOPORT INC
filed 2009-08-06
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Total number of shares of common stock outstanding as of July 15, 2009: 30,269,605.

XENOPORT, INC.

XenoPort and Transported Prodrug are trademarks of XenoPort, Inc.

Requip XL is a trademark of GlaxoSmithKline.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
	(In thousands)
Current assets:
Cash and cash equivalents	$11,527	$66,050
Short-term investments	112,008	86,733
Prepaids and other current assets	4,371	2,920

Total current assets	127,906	155,703
Property and equipment, net	11,637	11,470
Restricted investments and other assets	1,946	1,924

Total assets	$141,489	$169,097

Current liabilities:
Accounts payable	$2,596	$2,261
Accrued compensation	3,865	4,832
Accrued preclinical and clinical costs	2,565	9,707
Other accrued liabilities	1,342	2,001
Deferred rent	969	789
Deferred revenue	2,960	7,278

Total current liabilities	14,297	26,868
Deferred revenue	18,056	19,172
Deferred rent	471	1,083
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 60,000 shares authorized; 27,393 and 27,247 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	27	27
Additional paid-in capital	370,682	360,011
Accumulated other comprehensive income	171	539
Accumulated deficit	(262,215)	(238,603)

Total stockholders’ equity	108,665	121,974

Total liabilities and stockholders’ equity	$141,489	$169,097

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenues:
Collaboration revenue	$379	$1,379	$3,758	$6,258
Net revenue from unconsolidated joint operating activities	1,452	10,158	24,350	20,260

Total revenues	1,831	11,537	28,108	26,518

Operating expenses:
Research and development	15,250	18,601	37,017	37,160
Selling, general and administrative	7,834	6,380	15,541	11,948

Total operating expenses	23,084	24,981	52,558	49,108

Loss from operations	(21,253)	(13,444)	(24,450)	(22,590)
Interest income	351	1,111	854	3,025
Interest and other expense	(12)	(66)	(16)	(136)

Net loss	$(20,914)	$(12,399)	$(23,612)	$(19,701)

Basic and diluted net loss per share	$(0.76)	$(0.49)	$(0.86)	$(0.79)

Shares used to compute basic and diluted net loss per share	27,351	25,135	27,321	25,095

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Operating activities
Net loss	$(23,612)	$(19,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,845	1,266
Accretion of investment discounts and amortization of investment premiums, net	(1)	(1,056)
Stock-based compensation expense	9,251	6,570
Changes in assets and liabilities:
Accounts receivable	—	(940)
Prepaids and other current and noncurrent assets	(1,451)	(2,013)
Accounts payable	335	4,255
Accrued compensation	(967)	(681)
Accrued preclinical and clinical costs	(7,142)	(2,402)
Other accrued liabilities	(659)	(1,156)
Deferred revenue	(5,434)	7,483
Deferred rent	(432)	(64)

Net cash used in operating activities	(28,267)	(8,439)

Investing activities
Purchases of investments	(99,091)	(140,323)
Proceeds from sales of investments	—	79,719
Proceeds from maturities of investments	73,449	71,191
Change in restricted investments	(22)	(28)
Purchases of property and equipment	(2,012)	(4,139)

Net cash provided by (used in) investing activities	(27,676)	6,420

Financing activities
Proceeds from issuance of common stock and exercise of stock options	1,420	2,385
Repurchases of common stock	—	(6)
Payments on equipment financing obligations	—	(118)

Net cash provided by financing activities	1,420	2,261

Net increase (decrease) in cash and cash equivalents	(54,523)	242
Cash and cash equivalents at beginning of period	66,050	17,961

Cash and cash equivalents at end of period	$11,527	$18,203

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Nature of Operations

XenoPort, Inc., or the Company, was incorporated in the state of Delaware on May 19, 1999. The Company is a biopharmaceutical company focused on developing a portfolio of internally discovered product candidates that utilize the body’s natural nutrient transporter mechanisms to improve the therapeutic benefits of existing drugs. The Company’s development and commercialization efforts are currently focused on potential treatments of central nervous system disorders. Its facilities are located in Santa Clara, California.

In April 2009, the Company exercised the option contained in its development and commercialization agreement with Glaxo Group Limited, or GSK, to co-promote and share profits and losses from the potential future sales of XP13512 in the United States. The presentation of this collaboration is discussed below in this Note under Basis of Preparation. Additional information about this collaboration is further disclosed in Note 2.

Basis of Preparation

The accompanying financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2009 and results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2009.

As a result of the Company’s election of the co-promotion option under its development and commercialization agreement with GSK, this agreement now falls within the scope of Emerging Issues Task Force, or EITF, No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. As such, the Company’s revenue from the GSK collaboration agreement has been reclassified within the statements of operations for all periods presented. The statements of operations now include the line item “Net revenue from unconsolidated joint operating activities,” which includes all revenue resulting from the Company’s GSK collaboration agreement. Revenues that resulted from the Company’s collaboration agreements with Astellas Pharma Inc. and Xanodyne Pharmaceuticals, Inc. continue to be presented within the “Collaboration revenue” line item. This new presentation has no impact on net loss or net loss per share for any period presented.

The following table illustrates the effect of the Company’s application of EITF 07-1 as a result of the Company’s election of the co-promotion option on the Company’s previously reported revenues section within the statements of operations for the three and six months ended June 30, 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2008	2008	2008
	As previously reported	As revised	As previously reported	As revised
	(In thousands)
Revenues:
Collaboration revenue	$11,537	$1,379	$26,518	$6,258
Net revenue from unconsolidated joint operating activities	—	10,158	—	20,260

Total revenues	$11,537	$11,537	$26,518	$26,518

Revenue Recognition

Revenue arrangements are accounted for in accordance with the provisions of SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, EITF No. 00-21, Revenue Arrangements with Multiple Deliverables and EITF 07-1. A variety of factors are considered in determining the appropriate method of revenue recognition under these arrangements, such as whether the various elements can be considered separate units of accounting, whether there is objective and reliable evidence of fair value for these elements and whether there is a separate earnings process associated with a particular element of an agreement.

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

The Company’s collaboration agreements also include potential payments for commercial product supply, product royalties and detail reimbursements. To date, the Company has not received any revenue from these activities.

Collaboration revenue includes revenues from its collaboration agreements with Astellas and Xanodyne. Net revenue from unconsolidated joint operating activities includes all revenue that result solely from the Company’s collaboration agreement with GSK. In March 2009, Xanodyne provided the Company with written notice that Xanodyne has elected to terminate its collaboration agreement effective July 22, 2009. The Company accounts for the revenue activities of these collaboration agreements as follows:

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

•

Milestones. Milestones are assessed on an individual basis, and revenue is recognized from these milestones when earned, as evidenced by acknowledgment from collaborators, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination, or progress towards the culmination, of an earnings process and (iii) the milestone payment is non-refundable. Where separate milestones do not meet these criteria, the Company typically uses a performance-based model, with revenue recognition following delivery of effort as compared to an estimate of total expected effort. Milestones that are received after all substantive deliverables have occurred are considered to be bonus payments and are recognized when earned, assuming all of the other revenue recognition criteria are met.

•

Cost-profit sharing. This represents the Company’s share of the profits and losses from the co-promotion of XP13512 with GSK. Amounts are recognized in the period in which the related activities occur, and their financial statement classification is based on the Company’s assessment that these activities constitute the Company’s ongoing central operations.

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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board, or FASB, issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or fiscal years ending after June 15, 2009, and shall be applied prospectively. As a result, SFAS 165 is effective for the Company in the second quarter of fiscal 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial position or results of operations. The Company’s policy is to evaluate its subsequent events through the date that the financial statements are issued, which is August 6, 2009 for the second quarter of 2009.

2. Collaboration Agreements

Astellas Pharma Inc.

In December 2005, the Company entered into a license agreement with Astellas for exclusive rights in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (collectively referred to as the Astellas territory) to develop and commercialize the Company’s most advanced product candidate, XP13512, also known as ASP8825 in the Astellas territory. The Company received an initial license payment of $25,000,000 in December 2005, which has been deferred and is being recognized on a straight-line basis over a period that approximates the expected patent life of XP13512. At June 30, 2009, the Company had received milestone payments of $18,000,000, of which $3,000,000 was received in April 2009, and was eligible to receive potential clinical and regulatory milestone payments totaling up to an additional $42,000,000. In addition, the Company is entitled to receive percentage-based royalties on any net sales of XP13512 in the Astellas territory. In each of the three months ended June 30, 2009 and 2008, the Company recognized revenue of $379,000, representing amortization of the up-front license payment under this agreement. In the six months ended June 30, 2009 and 2008, the Company recognized revenue of $3,758,000 and $758,000, respectively, representing amortization of the up-front license payment under this agreement and, for the 2009 period, recognition of the milestone payment in connection with the FDA’s acceptance for review of the NDA filed by GSK for XP13512 (also known as GSK1838262). As of June 30, 2009, the Company had recognized an aggregate of $23,429,000 of revenue pursuant to this agreement. At June 30, 2009, $19,571,000 of revenue was deferred under this agreement, of which $1,515,000 was classified within current liabilities and the remaining $18,056,000 was recorded as a noncurrent liability. In addition, the agreement also required Astellas to source all product from the Company under a specified supply agreement and Astellas may request that the Company conduct development activities. In June 2009, the Company amended the terms of the supply agreement, such that Astellas is no longer required to source all finished product from the Company and is only required to source both clinical and commercial supplies of the active pharmaceutical ingredient, or API, form of XP13512 from the Company. Under the supply arrangement and requested development activities, the Company recorded a net offset to research and development expenses of $1,345,000 and $1,100,000 in the three months ended June 30, 2009 and 2008, respectively, and $624,000 and $1,665,000 in the six months ended June 30, 2009 and 2008, respectively.

Glaxo Group Limited

In February 2007, the Company entered into an exclusive collaboration with GSK to develop and commercialize XP13512 in all countries of the world excluding the Astellas territory (collectively referred to as the GSK territory). In March 2007, GSK made an up-front, non-refundable license payment of $75,000,000. In addition, GSK has agreed to make additional payments of: (i) up to $275,000,000 upon the achievement of additional clinical and regulatory milestones, of which $85,000,000 has been received to date, including a milestone payment of $20,000,000 received in March 2009; and (ii) up to $290,000,000 upon the achievement of specified XP13512 sales levels. Under the terms of the agreement, GSK is responsible for all future development costs and GSK is solely responsible for the manufacturing of XP13512 to support its development and commercialization within the GSK territory. The Company has concluded that the up-front license payment does not have value to GSK on a stand-alone basis without the benefit of the specified development activities that the Company will perform in connection with XP13512 and that $85,000,000 of milestones payable for development activities were either not sufficiently substantive or not sufficiently at risk to be accounted for using the “when-earned” model. Accordingly, these milestones and the up-front payment were combined into one unit of accounting that is being recognized over the best estimate of the development period to commercialization of the product during which time delivery of substantially all of the efforts required for the completion of the Company’s contractual responsibilities under the GSK agreement is expected to occur. As of June 30, 2009, the Company had recognized an aggregate of $158,554,000 of up-front license and milestone revenue pursuant to this agreement. At June 30, 2009, $1,445,000 of up-front license and milestone revenue was deferred under this agreement, all of which was classified within current liabilities.

In April 2009, the Company exercised the option contained in the agreement to co-promote and share profits and losses from the potential future sales of XP13512 in the United States. Assuming FDA approval of the XP13512 NDA for RLS, the Company will field a U.S. sales force of between 50 and 100 representatives to promote XP13512. Under the terms of the agreement, as amended in February 2009, the Company has the right to commence the detailing of Requip XL around the time of the XP13512 launch, and the Company would be entitled to continue these detailing activities until the earlier of the launch of a generic form of Requip XL or July 1, 2011. The Company would be compensated by GSK for each detail of Requip XL completed by the Company’s sales representatives through a fee that is separate from the XP13512 joint P&L statement. Coincident with the election of the co-promotion option, all allowable expenses under the agreement and any potential future sales of XP13512 are accounted for using a joint P&L statement, in which the Company and GSK share in the resulting operating pre-tax profits and losses. Prior to the launch of XP13512, cash payments to GSK representing the Company’s share of any loss is deferred and will be repayable without interest over a period of time following the launch. Assuming FDA approval of the XP13512 NDA for RLS, GSK would be responsible for: establishing pricing and reimbursement; managed care contracting; receiving, accepting and filling orders; distributing; controlling invoicing, order processing and collecting accounts receivable; and recording sales of XP13512 in the United States. Expenses that can be charged to the joint P&L statement are the cost of goods and certain costs directly related to XP13512 marketing and sales. Sales and marketing expenses of XP13512 that the Company incurs that are not charged to the joint P&L statement are classified as selling, general and administrative operating expenses within the Company’s statements of operations. The Company’s exercise of the co-promotion option and its participation in the profit share arrangement may be reversed at any time upon notice to GSK with no penalty to the Company, in which case the original royalty-based compensation structure under the agreement would apply for net sales of XP13512 in the United States. The Company has concluded that the potential details of XP13512 and Requip XL and the amount from the joint P&L statement together constitute one unit of accounting separate from the previously established milestone and up-front payment unit of accounting. The Company also has determined the commercialization of its portfolio of product candidates to be part of its core operations, and accordingly concluded that all revenue resulting from the Company’s GSK collaboration agreement is presented in the net revenue from unconsolidated joint operating activities line item in the revenues section of the statements of operations in the period the related activities occur. The Company began recording its share of pre-launch operating losses from the joint P&L statement of XP13512 in the second quarter of 2009. No detailing activities occurred and no detail reimbursements were recognized in the three months ended June 30, 2009. The collaboration between GSK and the Company was created through a contractual arrangement, not through a joint venture or other legal entity.

The Company’s net revenue from unconsolidated joint operating activities from the collaboration agreement was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Up-front license and development milestone revenue	$1,778	$10,158	$24,676	$20,260
XenoPort’s share of pre-launch operating losses	(326)	—	(326)	—

Net revenue from unconsolidated joint operating activities	$1,452	$10,158	$24,350	$20,260

Xanodyne Pharmaceuticals, Inc.

In October 2007, the Company licensed to Xanodyne exclusive rights to develop and commercialize XP21510 in the United States, including for the potential treatment of women diagnosed with menorrhagia, or heavy menstrual bleeding. In exchange for these rights, the Company received and recognized non-refundable cash payments totaling $13,000,000, of which $6,000,000 was paid to the Company upon execution of the agreement, $6,000,000 was paid in October 2008 and $1,000,000 was paid in April 2008 as a milestone payment. In March 2009, Xanodyne provided the Company with written notice that Xanodyne has elected to terminate the agreement effective July 22, 2009. Upon effectiveness of this termination, all XP21510 product rights revert to the Company. In the three and six months ended June 30, 2009, no revenue was recognized under this agreement. In the three and six months ended June 30, 2008, the Company recognized revenue of $1,000,000 and $5,500,000, respectively, representing the Company’s completion of the transfer of manufacturing and supply responsibilities to Xanodyne and recognition of the first milestone payment with respect to XP21510 under this agreement. As of June 30, 2009, the Company had recognized an aggregate of $13,000,000 of revenue pursuant to this agreement. At June 30, 2009, no revenue was deferred under this agreement.

3. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted-average number of unvested common shares subject to repurchase, without consideration for potential common shares. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, less the weighted-average number of unvested common shares subject to repurchase, plus any dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, restricted stock units, options to purchase stock and warrants are considered to be potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net loss	$(20,914)	$(12,399)	$(23,612)	$(19,701)

Denominator:
Weighted-average common shares outstanding	27,351	25,160	27,321	25,129
Less: Weighted-average unvested common shares subject to repurchase	—	(25)	—	(34)

Denominator for basic and diluted net loss per share	27,351	25,135	27,321	25,095

Basic and diluted net loss per share	$(0.76)	$(0.49)	$(0.86)	$(0.79)

Outstanding securities not included in the computation of diluted net loss per share as they had an antidilutive effect:
Restricted stock units and options to purchase common stock	4,185	3,215	4,185	3,215
Warrants outstanding	305	21	305	21

	4,490	3,236	4,490	3,236

4. Comprehensive Loss

The Company displays comprehensive loss and its components as part of the annual statement of stockholders’ equity. Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale securities. Total comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net loss	$(20,914)	$(12,399)	$(23,612)	$(19,701)
Change in unrealized gains (losses) on available-for-sale securities	(60)	(319)	(368)	(474)

	$(20,974)	$(12,718)	$(23,980)	$(20,175)

5. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2009:
Cash	$3,851	$—	$—	$3,851
Money market funds	7,676	—	—	7,676
U.S. treasury securities	2,515	—	—	2,515
U.S. government sponsored agencies	98,427	168	—	98,595
Corporate debt securities	10,895	4	(1)	10,898
Certificate of deposit	1,846	—	—	1,846

	$125,210	$172	$(1)	$125,381

Reported as:
Cash and cash equivalents				$11,527
Short-term investments				112,008
Restricted investments				1,846

				$125,381

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2008:
Cash	$45,265	$—	$—	$45,265
Money market funds	20,785	—	—	20,785
U.S. government sponsored agencies	60,266	408	—	60,674
Corporate debt securities	25,928	131	—	26,059
Certificate of deposit	1,824	—	—	1,824

	$154,068	$539	$—	$154,607

Reported as:
Cash and cash equivalents				$66,050
Short-term investments				86,733
Restricted investments				1,824

				$154,607

At June 30, 2009 and December 31, 2008, the contractual maturities of all investments held were less than one year.

No gross realized gains or losses were recognized in the three or six months ended June 30, 2009. The Company recognized $0 and $445,000 in the three and six months ended June 30, 2008, respectively, of gross realized gains on sales of short-term investments based on the specific identification method.

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value using the following inputs (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total As of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$7,676	$7,676	$—	$—
U.S. treasury securities	2,515	—	2,515	—
U.S. government sponsored agencies	98,595	—	98,595	—
Corporate debt securities	10,898	—	10,898	—

Total	$119,684	$7,676	$112,008	$—

		Fair Value Measurements at Reporting Date Using
Description	Total As of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$20,785	$20,785	$—	$—
U.S. government sponsored agencies	60,674	—	60,674	—
Corporate debt securities	26,059	—	26,059	—

Total	$107,518	$20,785	$86,733	$—

6. Stock-Based Compensation

Details of the Company’s employee non-cash stock-based compensation are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Research and development	$2,488	$1,849	$5,133	$3,553
Selling, general and administrative	2,082	1,690	4,118	3,017

	$4,570	$3,539	$9,251	$6,570

7. Subsequent Events

In July 2009, the Company completed an underwritten public offering of 2,875,000 shares of its common stock at a price to the public of $19.00 per share, including 375,000 shares representing the exercise in full of the over-allotment option granted to the underwriters. Net cash proceeds from the public offering were approximately $51,072,000, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

In July 2009, all rights to XP21510 in the United States reverted to the Company upon the termination of the Xanodyne collaboration agreement. There is no financial impact as a result of the termination of this collaboration agreement.

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

Our most advanced product candidate, XP13512, also known in the United States as GSK1838262 (gabapentin enacarbil), is being developed for the treatment of a number of CNS disorders. The U.S. Food and Drug Administration, or FDA, has accepted for review a new drug application, or NDA, that was submitted by our partner, Glaxo Group Limited, or GSK, for approval to market XP13512 in the United States for the treatment of moderate-to-severe primary restless legs syndrome, or RLS. RLS is a common, under-diagnosed neurological condition that frequently manifests itself as a sleep disorder. GSK is conducting a Phase 3b polysomnography clinical trial of XP13512 to evaluate the potential sleep benefits of XP13512 in patients with RLS. In addition, Astellas Pharma Inc., our partner in Japan and five other Asian countries, has completed a 12-week, double-blind, placebo-controlled Phase 2 clinical trial of XP13512 for the treatment of symptoms of RLS in patients in Japan. XP13512, also known as ASP8825 in the Astellas territory, demonstrated statistically significant improvements compared to placebo on the primary endpoint of the trial, and XP13512 was well tolerated. In August 2009, Astellas announced that it plans to file an NDA with the Pharmaceutical and Medical Devices Agency, or PMDA, in Japan for XP13512 as a potential treatment for moderate-to-severe primary RLS in the second half of its 2009 fiscal year, which ends on March 31, 2010.

In addition, we recently completed a one-year, open-label, safety study (XP055) in which 573 RLS patients received XP13512. Of those patients, 386 subjects completed the study. The target dose in the study was 1200 mg once daily; subjects were allowed to decrease to 600 mg or increase to 1800 mg based on tolerability and efficacy. Eleven percent of subjects withdrew due to adverse events. Somnolence and dizziness were the most frequently reported treatment-emergent adverse events. There was one serious adverse event (mental status change) that was deemed to be possibly treatment related.

GSK is also evaluating XP13512 for the potential treatment of post-herpetic neuralgia, or PHN, a chronic type of neuropathic pain that can follow the resolution of shingles, and as a potential prophylactic therapy for migraine headaches. XP13512 has also successfully completed a Phase 2a clinical trial for the management of PHN in the United States.

We are evaluating our second product candidate, XP19986, also known as arbaclofen placarbil, for the potential treatment of gastroesophageal reflux disease, or GERD, spasticity in patients with spinal cord injury and acute back spasms of musculoskeletal origin. In June 2009, we announced preliminary results from a randomized, double-blind, placebo-controlled, crossover Phase 2 clinical trial of XP19986 in spinal cord injury patients with spasticity. Doses of 20 and 30 mg of XP19986, given twice daily, demonstrated statistically significant improvements compared to placebo for the primary endpoint of the trial. XP19986 was well tolerated during the trial.

We are evaluating our third product candidate, XP21279, for the potential treatment of Parkinson’s disease. We are evaluating our fourth product candidate, XP21510, for the potential treatment of women diagnosed with menorrhagia, or heavy menstrual bleeding.

Our innovative product candidates, which we refer to as Transported Prodrugs, are created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct deficiencies in the oral absorption, distribution and/or metabolism of the parent drug.

We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated any product revenues. Prior to the three months ended June 30, 2007, we had incurred net losses since our inception. However, due to the recognition of revenues from up-front and milestone payments from our collaborations with GSK, Astellas and Xanodyne Pharmaceuticals, Inc., we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007, and for the year ended December 31, 2007. However, while recognition of these revenues resulted in a profitable year for 2007, we incurred net losses in 2008, and we expect to incur net losses in 2009 as we continue our research and development activities and seek to advance our product candidates into later stages of development. As of June 30, 2009, we had an accumulated deficit of approximately $262.2 million.

We expect our research and development expenses to remain relatively constant with 2008 levels in 2009 and 2010. Subject to regulatory approval of any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of expenses incurred or when, or if, we will be able to achieve or sustain profitability.

In April 2009, we exercised the option contained in our development and commercialization agreement with GSK to co-promote and share profits and losses from the potential future sales of XP13512 in the United States. Assuming FDA approval of the XP13512 NDA for RLS, we will field a U.S. sales force of between 50 and 100 representatives to promote XP13512. This sales force will be geographically distributed across the United States and will call on physicians who treat neurological diseases. In connection with the exercise of this option, we amended the agreement in February 2009 with respect to our rights to detail certain GSK products. Previously, we were entitled to detail Requip XL, GSK’s product for Parkinson’s disease, commencing upon the exercise of our co-promotion option and ending upon the launch of XP13512. Under the revised terms, we have the right to commence the detailing of Requip XL around the time of the XP13512 launch. We would be entitled to continue these detailing activities until the earlier of the launch of a generic form of Requip XL or July 1, 2011. We would be compensated by GSK for each detail of Requip XL completed by our sales representatives through a fee that is separate from the XP13512 joint profit and loss, or P&L, statement. Coincident with the election of the co-promotion option, all allowable expenses under the agreement and any potential future sales of XP13512 are accounted for using a joint P&L statement, and we will share in the resulting operating profits and losses. Prior to the launch of XP13512, cash payments to GSK representing our share of any loss will be deferred and will be repayable without interest over a period of time following the launch. Assuming FDA approval of the XP13512 NDA for RLS, GSK would be responsible for recording the sales of XP13512 in the United States. Expenses that can be charged to the joint P&L statement are the cost of goods and certain costs directly related to XP13512 marketing and sales. All future expenses related to the development of potential indications for XP13512 in addition to RLS will not be included in the joint P&L statement and will be borne fully by GSK. Our exercise of the co-promotion option and our participation in the profit share arrangement may be reversed at any time upon notice to GSK with no penalty to us, in which case the original royalty-based compensation structure under the agreement would apply for net sales of XP13512 in the United States.

In July 2009, we completed an underwritten public offering of 2,875,000 shares of our common stock at a price to the public of $19.00 per share, including 375,000 shares representing the exercise in full of the over-allotment option granted to the underwriters. Net cash proceeds from the public offering were approximately $51.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, stock-based compensation, income taxes and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and significant judgments and estimates are detailed in our Annual Report on Form 10-K. The following revenue recognition policy has been updated to include the recognition of revenue from cost-profit sharing as a result of our election of the co-promotion option contained in our development and commercialization agreement with GSK.

Revenue Recognition

We have current collaboration agreements with Astellas and GSK, each of which contains multiple elements. We account for these agreements in accordance with the provisions of Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables and EITF No. 07-1, Accounting for Collaborative Arrangements, or EITF 07-1. We considered a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the various elements can be considered separate units of accounting, whether there is objective and reliable evidence of fair value for these elements and whether there is a separate earnings process associated with a particular element of an agreement.

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

Our collaboration agreements also include potential payments for commercial product supply, product royalties and detail reimbursements. To date, we have not received revenues from these activities.

We account for our current revenue activities as follows:

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

Milestones. We assess milestones on an individual basis and recognize revenue from these milestones when earned, as evidenced by acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represents the culmination, or progress towards the culmination, of an earnings process and (iii) the milestone payment is non-refundable. Where separate milestones do not meet these criteria, we typically default to a performance-based model, with revenue recognition following delivery of effort as compared to an estimate of total expected effort. Milestones that are received after all substantive deliverables have occurred are considered to be bonus payments and are recognized when earned, assuming all of the other revenue recognition criteria are met.

Cost-profit sharing. This represents our share of the profits and losses from the co-promotion of XP13512 with GSK. Amounts are recognized in the period in which the related activities occur, and their financial statement classification is based on our assessment that these activities constitute our ongoing central operations.

Results of Operations

Three and Six Months Ended June 30, 2009 and 2008

Revenues

Our collaboration revenue consisted of the recognition of revenues from up-front and milestone payments from our collaborations with Astellas and Xanodyne. Our net revenue from unconsolidated joint operating activities consisted of the recognition of revenue from up-front and milestone payments and the recognition of our share of profits and losses from co-promotion of XP13512 with GSK.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except percentages)
Collaboration revenue	$379	$1,379	$(1,000)	(73)%	$3,758	$6,258	$(2,500)	(40)%
Net revenue from unconsolidated joint operating activities	1,452	10,158	(8,706)	(86)%	24,350	20,260	4,090	20%

Total revenues	$1,831	$11,537	$(9,706)	(84)%	$28,108	$26,518	$1,590	6%

The decrease in collaboration revenue for the three months ended June 30, 2009 compared to the same period in 2008 was the result of a $1.0 million decrease in revenue recognized from a milestone payment under our Xanodyne agreement.

The decrease in collaboration revenue for the six months ended June 30, 2009 compared to the same period in 2008 was the result of a $5.5 million decrease in revenue recognized from up-front license and milestone payments under our Xanodyne agreement, partially offset by a $3.0 million increase in revenue recognized from a milestone payment related to the FDA’s acceptance for review of the NDA for XP13512 under our Astellas agreement.

The decrease in net revenue from unconsolidated joint operating activities for the three months ended June 30, 2009 compared to the same period in 2008 was the result of an $8.4 million decrease in revenue recognized from up-front license and milestone payments under our GSK agreement and the recognition of $0.3 million representing our share of pre-launch operating losses of XP13512 as a result of our election of the co-promotion option.

The increase in net revenue from unconsolidated joint operating activities for the six months ended June 30, 2009 compared to the same period in 2008 was the result of a $4.4 million increase in revenue recognized from up-front license and milestone payments under our GSK agreement, partially offset by the recognition of $0.3 million representing our share of pre-launch operating losses of XP13512 as a result of our election of the co-promotion option.

As a result of our election of the co-promotion option under our development and commercialization agreement with GSK, this agreement now falls within the scope of EITF 07-1. As such, our revenue from the GSK collaboration agreement has been reclassified within the statements of operations for all periods presented. The statements of operations now include the line item “Net revenue from unconsolidated joint operating activities,” which includes all revenue resulting from our GSK collaboration agreement. Revenues that resulted from our collaboration agreements with Astellas and Xanodyne continue to be presented within the “Collaboration revenue” line item. This new presentation has no impact on net loss or net loss per share for any period presented. See Basis of Preparation in Note 1 of the Notes to Financial Statements for the table that illustrates the effect of our adoption of EITF 07-1 and our election of the co-promotion option on our previously reported revenues section within the statements of operations for the three and six months ended June 30, 2008.

We expect revenues to fluctuate in the future primarily depending upon our progress against the deliverables specified in the terms of our collaboration with GSK, the timing of milestone-related activities under our Astellas and GSK collaborations and the extent to which we enter into new, or modify existing, collaborative agreements.

Research and Development Expenses

Research and development expenses consisted of costs associated with our research activities and drug discovery efforts, as well as costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Of the total research and development expenses for the three and six months ended June 30, 2009 and 2008, the allocation of costs associated with research and preclinical and clinical development activities approximated the following:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except percentages)
Research	$4,911	$5,339	$(428)	(8)%	$10,433	$10,268	$165	2%
Preclinical and clinical development	10,339	13,262	(2,923)	(22)%	26,584	26,892	(308)	(1)%

Total research and development	$15,250	$18,601	$(3,351)	(18)%	$37,017	$37,160	$(143)	0%

The decrease in research and development expenses in the three months ended June 30, 2009 compared to the same period in 2008 was principally due to the following:

•	decreased net costs for XP13512 of $1.8 million primarily due to decreased clinical and consulting costs;

•	decreased net costs for XP19986 of $1.7 million primarily due to decreased clinical and manufacturing costs; and

•	decreased net costs for our other development programs of $1.9 million primarily due to decreased toxicology and manufacturing costs; partially offset by

•	increased net costs for XP21279 of $0.9 million due to increased toxicology and clinical costs; and

•	increased personnel costs of $1.3 million resulting from increased headcount and increased non-cash stock-based compensation of $0.6 million.

The decrease in research and development expenses in the six months ended June 30, 2009 compared to the same period in 2008 was principally due to the following:

•	decreased net costs for XP13512 of $4.9 million primarily due to decreased clinical and consulting costs; and

•	decreased net costs for our other development programs of $2.0 million primarily due to decreased toxicology and manufacturing costs; partially offset by

•	increased net costs for XP19986 of $1.4 million primarily due to increased manufacturing costs;

•	increased net costs for XP21279 of $1.7 million primarily due to increased toxicology and clinical costs; and

•	increased personnel costs of $3.1 million resulting from increased headcount and increased non-cash stock-based compensation of $1.6 million.

We expect our research and development expenses to remain relatively constant with 2008 levels in 2009 and 2010. The timing and amount of expenses incurred will primarily depend upon the outcomes of current or future clinical trials for XP19986 and XP21279, as well as the related expansion of our research and development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted principally of salaries and other related costs for personnel in executive, finance, accounting, business development, information technology, legal, sales, marketing and human resources functions. Other selling, general and administrative expenses included facility costs not otherwise included in research and development expenses, patent-related costs and professional fees for legal, consulting and accounting services.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except percentages)
Selling, general and administrative	$7,834	$6,380	$1,454	23%	$15,541	$11,948	$3,593	30%

The increase in selling, general and administrative expenses in the three months ended June 30, 2009 compared to the same period in 2008 was primarily due to increased personnel costs of $1.0 million resulting from increased headcount and increased non-cash stock-based compensation of $0.4 million.

The increase in selling, general and administrative expenses in the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to increased personnel costs of $2.8 million resulting from increased headcount and increased non-cash stock-based compensation of $1.1 million.

We expect selling, general and administrative expenses to increase in the future due to increasing commercial activities in support of our election of the co-promotion option under our development and commercialization agreement with GSK.

Interest Income and Interest and Other Expense

Interest income consisted primarily of interest earned on our cash equivalents and short-term investments.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except percentages)
Interest income	$351	$1,111	$(760)	(68)%	$854	$3,025	$(2,171)	(72)%
Interest and other expense	$12	$66	$(54)	(82)%	$16	$136	$(120)	(88)%

The decrease in interest income in the three and six months ended June 30, 2009 compared to the same periods in 2008 was primarily due to lower average cash equivalents and short-term investment balances and lower interest rates.

Liquidity and Capital Resources

	As of June 30, 2009	As of December 31, 2008
	(In thousands)
Cash and cash equivalents and short-term investments	$123,535	$152,783
Working capital	113,609	128,835
Restricted investments	1,846	1,824

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash provided by (used in):
Operating activities	$(28,267)	$(8,439)
Investing activities	(27,676)	6,420
Financing activities	1,420	2,261
Capital expenditures (included in investing activities above)	(2,012)	(4,139)

Due to our significant research and development expenditures and the lack of regulatory agency approvals to sell products, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our preferred stock, our initial and subsequent public offerings, our registered direct offering, non-equity payments from our collaborators and government grants. We have received additional funding from capital lease financings, the proceeds from issuance of equity under our various stock plans and interest earned on investments. At June 30, 2009, we had available cash and cash equivalents and short-term investments of $123.5 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including U.S. government sponsored agencies, U.S. treasury securities, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $28.3 million and $8.4 million in the six months ended June 30, 2009 and 2008, respectively. The net cash used in operating activities in the six months ended June 30, 2009 primarily reflected our net loss and, to a lesser extent, the non-cash changes in operating assets and liabilities, partially offset by non-cash stock-based compensation. The net cash used in operating activities in the six months ended June 30, 2008 primarily reflected our net loss, partially offset by non-cash stock-based compensation and, to a lesser extent, non-cash changes in operating assets and liabilities.

Net cash provided by (used in) investing activities was $(27.7) million and $6.4 million in the six months ended June 30, 2009 and 2008, respectively. The net cash used in investing activities for the six months ended June 30, 2009 was primarily related to the purchases of investments, partially offset by proceeds from maturities of investments. The net cash provided by investing activities for the six months ended June 30, 2008 was primarily related to the proceeds from sales and maturities of investments, partially offset by purchases of investments and capital expenditures.

Net cash provided by financing activities was $1.4 million and $2.3 million in the six months ended June 30, 2009 and 2008, respectively. The net cash provided by financing activities for the six months ended June 30, 2009 and 2008 primarily reflected proceeds from issuance of common stock and exercise of stock options.

We believe that our existing capital resources, which include the net proceeds of our public offering completed in July 2009, and expected milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the third quarter of 2011. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our collaborations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

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

Contractual Obligations

Our future contractual obligations at June 30, 2009 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating lease obligations	$20,081	$5,412	$10,158	$4,511	$—

Total fixed contractual obligations	$20,081	$5,412	$10,158	$4,511	$—

Recent Accounting Pronouncement

In May 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 165, Subsequent Events, or SFAS 165. SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or fiscal years ending after June 15, 2009, and shall be applied prospectively. As a result, SFAS 165 is effective for us in the second quarter of fiscal 2009. The adoption of SFAS 165 did not have a material impact on our financial position or results of operations. Our policy is to evaluate our subsequent events through the date that the financial statements are issued, which is August 6, 2009 for the second quarter of 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2009, we had cash and cash equivalents and short-term investments of $123.5 million consisting of cash and highly liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate of $3.4 million and $0.8 million during the six months ended June 30, 2009 and 2008, respectively, to this European contract manufacturer. We are exposed to fluctuations in foreign exchange rates in connection with these agreements. To date, the effect of this exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, as of June 30, 2009, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.

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

Risks Related to Our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never sustain profitability.*

We have a limited operating history and have incurred cumulative losses of $262.2 million since our inception in May 1999. In the three months ended June 30, 2009 and 2008, we incurred net losses of $20.9 million and $12.4 million, respectively. In the six months ended June 30, 2009 and 2008, we incurred net losses of $23.6 million and $19.7 million, respectively. Due to the recognition of revenues from up-front and milestone payments from our collaborations with Glaxo Group Limited, or GSK, Astellas Pharma Inc. and Xanodyne Pharmaceuticals, Inc., we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007, and for the year ended December 31, 2007. However, while recognition of these revenues resulted in a profitable year for 2007, we incurred net losses in 2008, and we expect to incur net losses in 2009. We expect our research and development expenses to remain relatively constant with 2008 levels for 2009 and 2010. Subject to regulatory approval of any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

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

If we or our partners are not able to obtain required regulatory approvals, we or our partners will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.*

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA and other agencies in the United States and by comparable authorities in other countries. In February 2007, we announced an exclusive collaboration with GSK to develop and commercialize XP13512, also known as ASP8825 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (collectively referred to as the Astellas territory) and by the designation GSK1838262 outside the Astellas territory, for the treatment of moderate-to-severe primary RLS, in all countries of the world other than the Astellas territory. Pursuant to the terms of our agreement, GSK submitted to the FDA an NDA requesting approval of XP13512 for the treatment of moderate-to-severe primary RLS and GSK will lead the development and registration of XP13512 for all indications in GSK’s licensed territory. The inability to obtain FDA approval or approval from comparable authorities in other countries would prevent us and our collaborative partners from commercializing our product candidates in the United States or other countries. We or our collaborative partners may never receive regulatory approval for the commercial sale of any of our product candidates. Moreover, if the FDA requires that any of our product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our collaborative partners will be unable to begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our product candidates is classified as a controlled substance by the DEA, we or our collaborative partners would have to register annually with the DEA and those product candidates would be subject to additional regulation.

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

•

where we co-promote a product with a collaborator, if we do not receive timely and accurate information from our collaborator regarding sales activities, expenses and resulting operating profits and losses, our estimates at a given point of time could be incorrect and we could be required to record adjustments in future periods or restate our financial results for prior periods; and

•	the collaborations may be terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates.

For example, in October 2007, we entered into a collaboration with Xanodyne for the development and commercialization of XP21510 in the United States. Effective July 22, 2009, Xanodyne terminated the collaboration agreement.

As a further example, we cannot control the process for securing FDA approval of XP13512 for moderate-to-severe primary RLS. We cannot control the amount and timing of resources that GSK or Astellas may devote to the development or commercialization of XP13512 or its marketing and distribution. In addition, GSK or Astellas could independently direct their respective development and marketing resources to the development or commercialization of competitive products, which could delay or impair the commercialization of XP13512 and harm our business.

If we do not establish collaborations for our product candidates other than XP13512, we will have to alter our development and commercialization plans.*

Our strategy includes selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our product candidates. We intend to do so especially for indications that involve a large, primary care market that must be served by large sales and marketing organizations. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time consuming to negotiate and document. We may not be able to negotiate additional collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional collaborations because of the numerous risks and uncertainties associated with establishing additional collaborations. If we are unable to negotiate additional collaborations, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues.

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

We believe that our existing capital resources, which include the net proceeds of our public offering completed in July 2009, and expected milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the third quarter of 2011. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our current collaborations.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may:

•	terminate or delay clinical trials for one or more of our product candidates;

•	delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates;

•	curtail significant drug development programs that are designed to identify new product candidates; or

•	exercise the right to revert to a net sales royalty-based compensation structure and forego the right to co-promote XP13512 in the United States.

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

For example, based on the results of a planned interim analysis of the clinical data, although no safety concerns were noted, Astellas terminated its Phase 2 clinical trial of XP13512 as a potential treatment for PDN due to difficulty in demonstrating a statistically significant advantage of XP13512 over placebo under the current clinical trial design. As a result, Astellas does not intend to continue the development of XP13512 in Japan as a potential treatment for PDN at this time. Any delay in commencing or completing clinical trials for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition. In addition, unforeseen safety issues or side effects could result from our collaborators’ current or future clinical trials, which could delay or negatively impact commercialization of our product candidates. It is also possible that none of our product candidates will complete clinical trials in any of the markets in which we or our collaborators intend to sell those product candidates. Accordingly, we or our collaborators would not receive the regulatory approvals needed to market our product candidates, which would severely harm our business and financial condition.

We rely on third parties to conduct our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.

We do not have the ability to independently conduct clinical trials for our product candidates, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators, collaborative partners and contract laboratories, to conduct our clinical trials. We have, in the ordinary course of business, entered into agreements with these third parties. Nonetheless, with the exception of XP13512, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. For example, we need to prepare, and ensure our compliance with, various procedures required under good clinical practices, even though third-party contract research organizations have prepared and are complying with their own, comparable procedures. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates.

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

Even if patents are issued regarding our product candidates or methods of using them, those patents can be challenged by our competitors who can argue such patents are invalid and/or unenforceable. For example, in September 2008, a law firm on behalf of an undisclosed client filed an opposition against the patent grant of one of our European patent applications covering XP13512, and in

April 2009, we filed a response to the opposition. Unlike in the United States, where an issued patent is presumed valid, third parties in Europe have nine months following the grant of a patent in which to file an opposition during which there is no presumption of patent validity. Accordingly, the grant of the European patent will be subject to a full review. While we cannot predict the duration or result of this opposition proceeding, a corresponding U.S. patent was issued, and the most important of the prior art that was cited in the European opposition as a basis for challenging the issuance of the European patent covering XP13512 was cited to the European Patent Office during the prosecution of that European patent. The possible revocation of the European patent or amendment of its granted claims would not preclude us from developing and commercializing XP13512 in Europe, but could increase the risk of competition. Patents also may not protect our product candidates if competitors devise ways of making these or similar product candidates without legally infringing our patents. The Federal Food, Drug and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity and these same types of incentives encourage manufacturers to submit NDAs that rely on literature and clinical data not prepared for or by the drug sponsor.

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

Under the terms of our collaboration with GSK, GSK is solely responsible for the manufacture of XP13512 to support its development and commercialization within its licensed territory. As a result, if GSK fails to manufacture sufficient quantities of XP13512, development and commercialization of this product candidate could be impaired or delayed in the GSK licensed territory. In addition, we are responsible for providing Astellas both clinical and commercial supplies of XP13512 API. Thus, we expect to continue to rely on a limited number of third-party manufacturers to meet our clinical and commercial supply obligations to Astellas for XP13512 API. We purchase substantial amounts of gabapentin, which is used to make XP13512, from Teva Pharmaceutical Industries, Ltd. pursuant to purchase orders issued from time to time. Teva’s sale of gabapentin is the subject of ongoing litigation brought by Pfizer Inc alleging infringement of a patent held by Pfizer. In 2007, the Court of Appeals for the Federal Circuit overturned a 2006 District Court ruling that was in favor of the generic gabapentin makers, including Teva, and the suit has been remanded to the District Court to continue with the trial. We have also recently qualified two additional potential suppliers of gabapentin, Hikal Ltd. and Divis Laboratories Ltd. In the event that Teva and these additional suppliers decide not to sell gabapentin to us, or decide to sell gabapentin to us at a price that is not commercially attractive, or cease producing gabapentin, we would not be able to manufacture XP13512 until an alternative supplier was qualified. This could impair our ability to meet our supply obligations to Astellas and delay their ability to commercialize this product candidate.

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

We currently rely on Excella GmbH as our single source supplier of R-baclofen, the active agent used to make XP19986, under purchase orders issued from time to time. We are aware of two alternative suppliers of R-baclofen, and we are in the process of qualifying them as alternative suppliers. In the event that Excella determines to not sell R-baclofen to us at a price that is commercially attractive, and if we were unable to qualify an alternative supplier of R-baclofen, this could delay the development of, and impair our ability to commercialize, this product candidate.

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

If we are required to obtain alternate third-party manufacturers, it could delay or prevent the clinical development and commercialization of our product candidates.*

We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with Teva, Divis, Hikal or Lonza for XP13512, Excella, Lonza or DSM for XP19986 or Ajinomoto, Piramal or Metrics for XP21279 or to continue relationships at an acceptable cost or if these suppliers fail to meet our requirements for these product candidates for any reason, we would be required to obtain alternative suppliers. Any inability to obtain qualified alternative suppliers, including an inability to obtain, or delay in obtaining, approval of an alternative supplier from the FDA, would delay or prevent the clinical development and commercialization of these product candidates, and could impact our ability to meet our supply obligations to Astellas.

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

Safety issues with the parent drugs or other components of our product candidates, or with approved products of third parties that are similar to our product candidates, could give rise to delays in the regulatory approval process, restrictions on labeling or product withdrawal.*

Discovery of previously unknown problems with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. The FDA approved gabapentin, the parent drug for our XP13512 product candidate, in 1993, and, to date, it has been used in at least 12 million patients. Baclofen, the R-isomer of which is the parent drug for our XP19986 product candidate, has been used since 1977. The FDA has not approved the R-isomer of baclofen for use in humans. The FDA approved levadopa, or L-Dopa, the parent drug for our XP21279, in 1967. The FDA has not approved oral tranexamic acid, which is the parent drug for our XP21510 product candidate, although it has been used in European and other countries for many years and is approved in intravenous form in the United States for tooth extractions in hemophiliacs. Although gabapentin, baclofen, L-Dopa and tranexamic acid have been used successfully in patients for many years, newly observed toxicities, or worsening of known toxicities, in patients receiving gabapentin, baclofen, L-Dopa or tranexamic acid could result in increased regulatory scrutiny of XP13512, XP19986, XP21279 and XP21510, respectively.

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

Under the terms of our collaboration with GSK, we are entitled to a royalty based on a percentage of net sales of XP13512 outside of the United States. In the United States, until such time, if any, as we exercise the right to revert to a net sales royalty, we are entitled to share marketing and commercialization costs and are entitled to a share of operating profits from net sales of XP13512. In addition, we are eligible to receive payments on details we perform on Requip XL, GSK’s product for Parkinson’s disease in the United States. Subject to approval from the FDA of an NDA for XP13512, we would co-promote XP13512 in the United States to those same prescribers. We intend to establish our own specialty sales force to sell and market our products.

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

We estimate that we have at least three competitors in the neuropathic pain, migraine prophylaxis and RLS therapeutic areas, including Eli Lilly and Company, Johnson & Johnson and Pfizer. Competition for XP13512 could include: approved drugs that act on the same target as XP13512, such as pregabalin, Neurontin and generic gabapentin; anti-Parkinson’s disease products and product candidates, such as generic ropinirole from GSK and pramipexole from Boehringer Ingelheim GmbH, which are each approved for the treatment of moderate-to-severe primary RLS, and the rotigotine patch from Schwarz Pharma AG (member of the UCB group), which filed its NDA for the treatment of moderate-to-severe primary RLS with the FDA in 2007 and has received a complete response letter from the FDA; antiepileptics, such as generic topiramate, which is approved for the prevention of migraines; and serotonin norepinephrine inhibitors, such as duloxetine from Eli Lilly, which is approved for the management of painful diabetic neuropathy. We are aware that generic gabapentin is marketed by Alpharma Inc., Pfizer, Teva and IVAX Corp, among others. We estimate that XP19986 could have several generic drug competitors in the spasticity area. There are several drugs approved for the treatment of spasticity, such as racemic baclofen, diazepam, dantrolene sodium and tizanidine, and many therapies in development, such as Fampridine-SR from Acorda Therapeutics, Inc. and IPX056 from Impax Laboratories, Inc. that could compete with XP19986. We estimate that we have at least five competitors in the GERD therapeutic area, including Wyeth, Takeda Pharmaceutical Company Limited, Novartis Group, Addex Pharmaceuticals and AstraZeneca Pharmaceuticals LP. We estimate that we have at least four competitors in the market for treating acute back spasms, including Cephalon, Inc., King Pharmaceuticals, Inc., Johnson & Johnson and Meda Pharmaceuticals, Inc. Competition for XP21279 could include generic L-Dopa/carbidopa drugs and other drugs approved for the treatment of Parkinson’s disease. These include a combination therapy of L-Dopa/carbidopa/entacapone (marketed in the United States by Novartis as Stalevo) and dopamine agonists (marketed by Boehringer-Ingelheim, GSK and UCB as Mirapex, Requip and Neupro, respectively). We are also aware of an extended release L-Dopa/carbidopa product candidate that is in Phase 3 clinical development from Impax. In addition, there may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.

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

Our cash equivalent and short-term investment portfolio as of June 30, 2009 consisted of bonds of U.S. government agencies, corporate debt securities and money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of June 30, 2009, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market mutual funds was immaterial. As of June 30, 2009, we had no impairment charge associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

The stock markets in general and the markets for biotechnology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations, divert management’s attention and resources and possibly delay our clinical trials or commercialization efforts.

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

Due to these fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good predictor of our future performance. For example, due to the recognition of revenues from up-front and milestone payments from our collaborations with Astellas, GSK and Xanodyne, we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007, and for the year ended December 31, 2007. However, while recognition of these revenues resulted in a profitable year for 2007, we incurred net losses in 2008, and we expect to incur net losses in 2009. In any particular financial period, the actual or anticipated fluctuations could be below the expectations of securities analysts or investors and our stock price could decline.

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.

As of July 15, 2009, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 44.1% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of July 15, 2009, we had 30,269,605 outstanding shares of common stock. Of these shares, up to 14,692,760 shares of common stock are tradable under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, subject in some cases to lock-up agreements and the volume limitations and manner of sale requirements under Rule 144, and the remainder of the shares outstanding as of July 15, 2009, have been registered under the Securities Act and are freely tradable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 7, 2009. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld or against, the number of abstentions and the number of broker non-votes with respect to each matter as applicable:

1. To elect the following two Class 1 directors to hold office until the 2012 annual meeting of stockholders, or until their successors are duly elected and have qualified:

Director Name	Shares Voted For	Voting Authority Withheld
Catherine J. Friedman	22,752,086	3,015,565
Per G.H. Lofberg	24,890,532	877,119

Our Class 2 directors, Paul L. Berns, John G. Freund, M.D. and Kenneth J. Nussbacher, will each continue to serve on our board of directors until our 2010 annual meeting of stockholders and until his successor is elected and has qualified, or until his earlier death, resignation or removal. Our Class 3 directors, Ronald W. Barrett, Ph.D., Jeryl L. Hilleman and Wendell Wierenga, Ph.D., will each continue to serve on our board of directors until our 2011 annual meeting of stockholders and until his or her successor is elected and has qualified, or until his or her earlier death, resignation or removal.

2. To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

For	Against	Abstain	Broker Non-Votes
25,070,986	689,513	7,152	0

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company(4)

4.3	Form of Right Certificate(5)

4.4	Form of Registered Direct Common Warrant(6)

10.35.1†	First Amendment to Distribution and License Agreement, dated as of May 15, 2009, between the Company and Astellas Pharma Inc.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(7)

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

XenoPort, Inc.
(Registrant)

August 6, 2009	/s/ Ronald W. Barrett
Ronald W. Barrett
Chief Executive Officer and Director
(principal executive officer)

August 6, 2009	/s/ William G. Harris
William G. Harris
Senior Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

August 6, 2009	/s/ Martyn J. Webster
Martyn J. Webster
Vice President of Finance

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company(4)

4.3	Form of Right Certificate(5)

4.4	Form of Registered Direct Common Warrant(6)

10.35.1†	First Amendment to Distribution and License Agreement, dated as of May 15, 2009, between the Company and Astellas Pharma Inc.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(7)

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