Form 10-Q
period 2009-09-30
XENOPORT INC
filed 2009-11-04
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Total number of shares of common stock outstanding as of October 15, 2009: 30,340,201.

XENOPORT, INC.

XenoPort and Transported Prodrug are trademarks of XenoPort, Inc.

Requip XL is a trademark of GlaxoSmithKline.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
	(In thousands)
Current assets:
Cash and cash equivalents	$18,798	$66,050
Short-term investments	137,784	86,733
Prepaids and other current assets	4,073	2,920

Total current assets	160,655	155,703
Property and equipment, net	11,211	11,470
Restricted investments and other assets	2,028	1,924

Total assets	$173,894	$169,097

Current liabilities:
Accounts payable	$2,838	$2,261
Accrued compensation	5,183	4,832
Accrued preclinical and clinical costs	2,644	9,707
Accrued unconsolidated joint operating activities	937	—
Other accrued liabilities	742	2,001
Deferred rent	1,012	789
Deferred revenue	2,326	7,278

Total current liabilities	15,682	26,868
Deferred revenue	17,677	19,172
Deferred rent	209	1,083
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 60,000 shares authorized; 30,338 and 27,247 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	30	27
Additional paid-in capital	426,786	360,011
Accumulated other comprehensive income	99	539
Accumulated deficit	(286,589)	(238,603)

Total stockholders’ equity	140,326	121,974

Total liabilities and stockholders’ equity	$173,894	$169,097

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenues:
Collaboration revenue	$379	$379	$4,137	$6,637
Net revenue from unconsolidated joint operating activities	24	4,484	24,374	24,744

Total revenues	403	4,863	28,511	31,381

Operating expenses:
Research and development	17,000	23,709	54,017	60,869
Selling, general and administrative	8,116	6,537	23,657	18,485

Total operating expenses	25,116	30,246	77,674	79,354

Loss from operations	(24,713)	(25,383)	(49,163)	(47,973)
Interest income	226	909	1,080	3,934
Interest and other expense	(24)	(29)	(40)	(165)

Loss before income taxes	(24,511)	(24,503)	(48,123)	(44,204)
Income tax benefit	(137)	(390)	(137)	(390)

Net loss	$(24,374)	$(24,113)	$(47,986)	$(43,814)

Basic and diluted net loss per share	$(0.81)	$(0.96)	$(1.70)	$(1.74)

Shares used to compute basic and diluted net loss per share	30,048	25,215	28,230	25,135

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Operating activities
Net loss	$(47,986)	$(43,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,713	1,944
Accretion of investment discounts and amortization of investment premiums, net	705	(1,284)
Stock-based compensation expense	13,970	10,433
Changes in assets and liabilities:
Accounts receivable	—	(580)
Prepaids and other current and noncurrent assets	(1,153)	(2,341)
Accounts payable	577	3,381
Accrued compensation	351	587
Accrued preclinical and clinical costs	(7,063)	(2,481)
Accrued unconsolidated joint operating activities	937	—
Other accrued liabilities	(1,259)	(1,157)
Deferred revenue	(6,447)	2,620
Deferred rent	(651)	60

Net cash used in operating activities	(45,306)	(32,632)

Investing activities
Purchases of investments	(168,175)	(165,485)
Proceeds from sales of investments	—	79,719
Proceeds from maturities of investments	115,979	125,446
Change in restricted investments	(104)	(41)
Purchases of property and equipment	(2,454)	(6,276)

Net cash provided by (used in) investing activities	(54,754)	33,363

Financing activities
Proceeds from issuance of common stock and exercise of stock options	52,808	3,206
Repurchases of common stock	—	(6)
Payments on equipment financing obligations	—	(162)

Net cash provided by financing activities	52,808	3,038

Net increase (decrease) in cash and cash equivalents	(47,252)	3,769
Cash and cash equivalents at beginning of period	66,050	17,961

Cash and cash equivalents at end of period	$18,798	$21,730

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

In July 2009, the Company completed an underwritten public offering of 2,875,000 shares of its common stock at a price to the public of $19.00 per share, including 375,000 shares representing the exercise in full of the over-allotment option granted to the underwriters. Net cash proceeds from the public offering were $51,213,000, after deducting underwriting discounts, commissions and offering expenses.

Basis of Preparation

The accompanying financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2009 and results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2009.

In June 2009, the Financial Accounting Standards Board, or FASB, issued the FASB Accounting Standards Codification, or ASC. Effective this quarter, the ASC became the single source for all authoritative U.S. generally accepted accounting principles recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The ASC does not change U.S. generally accepted accounting principles and did not impact the Company’s financial position or results of operations.

As a result of the Company’s election in April 2009 of the co-promotion option under its development and commercialization agreement with Glaxo Group Limited, or GSK, starting in the second quarter of 2009, this agreement falls within the scope of ASC 808-10, Collaborative Arrangements - Overall, or ASC 808-10. As such, the Company’s revenue from the GSK collaboration agreement has been reclassified within the statements of operations for all periods presented. The statements of operations include the line item “Net revenue from unconsolidated joint operating activities,” which includes all revenue resulting from the Company’s GSK collaboration agreement. Revenues that resulted from the Company’s collaboration agreements with Astellas Pharma Inc. and Xanodyne Pharmaceuticals, Inc. continue to be presented within the “Collaboration revenue” line item. This new presentation has no impact on net loss or net loss per share for any period presented.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table illustrates the effect of the Company’s application of ASC 808-10 as a result of the Company’s election of the co-promotion option on the Company’s previously reported revenues section within the statements of operations for the three and nine months ended September 30, 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2008	2008	2008
	As Previously Reported	As Revised	As Previously Reported	As Revised
	(In thousands)
Revenues:
Collaboration revenue	$4,863	$379	$31,381	$6,637
Net revenue from unconsolidated joint operating activities	—	4,484	—	24,744

Total revenues	$4,863	$4,863	$31,381	$31,381

Revenue Recognition

Revenue arrangements are accounted for in accordance with the provisions of FASB ASC 605-25, Revenue Recognition-Multiple-Element Arrangements, or ASC 605-25, and ASC 808-10. A variety of factors are considered in determining the appropriate method of revenue recognition under these arrangements, such as whether the various elements can be considered separate units of accounting, whether there is objective and reliable evidence of fair value for these elements and whether there is a separate earnings process associated with a particular element of an agreement.

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

Collaboration revenue includes revenues from the Company’s collaboration agreements with Astellas and Xanodyne. Net revenue from unconsolidated joint operating activities includes all revenue that results solely from the Company’s collaboration agreement with GSK. The Xanodyne collaboration agreement terminated in July 2009. The Company accounts for the revenue activities of these collaboration agreements as follows:

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

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

substantive deliverables have occurred are considered to be bonus payments and are recognized when earned, assuming all of the other revenue recognition criteria are met.

•

Cost-profit sharing. This represents the Company’s share of the profits and losses from the co-promotion of XP13512 with GSK. Amounts are recognized in the period in which the related activities occur, and their financial statement classification is based on the Company’s assessment that these activities constitute part of the Company’s ongoing central operations.

Clinical Trials

The Company accrues and expenses the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and reduced by any initial payment made to the clinical trial site when the first patient is enrolled. Non-refundable advance payments for research and development goods or services are recognized as expense as the related goods are delivered or the related services are provided in accordance with the provisions of FASB ASC 730-20, Research and Development Arrangements, or ASC 730-20.

Fair Value Measurements

The fair value of certain assets and liabilities are accounted for in accordance with the provisions of FASB ASC 820-10, Fair Value Measurements and Disclosures—Overall, or ASC 820-10, which defines fair value and establishes a framework for measuring fair value. ASC 820-10 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. ASC 820-10 also requires expanded disclosure of the effect on earnings for items measured using unobservable data, establishes a fair value hierarchy that prioritizes the inputs used to measure fair value and requires separate disclosure by level within the fair value hierarchy.

As defined in ASC 820-10, fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that the Company believes market participants would use in pricing assets or liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company applies the market approach valuation technique for fair value measurements on a recurring basis and maximizes the use of observable inputs and minimizes the use of unobservable inputs.

Subsequent Events

The Company’s policy is to evaluate its subsequent events through the date that the financial statements are issued, which is November 4, 2009 for the third quarter of 2009, in accordance with the provisions of the FASB ASC 855-10, Subsequent Events - Overall, or ASC 855-10. ASC 855-10 sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.

Recent Accounting Pronouncement

In September 2009, the FASB Emerging Issues Task Force, or EITF, reached a consensus on ASC Update 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASC Update 2009-13. ASC Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC 605-25. ASC Update 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASC Update 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. As a result, ASC Update 2009-13 will be effective for the Company no later than the first quarter of fiscal 2011. The adoption of ASC Update 2009-13 may have a material impact on the Company’s financial position or results of operations for future collaborations arrangements.

2. Collaboration Agreements

Astellas Pharma Inc.

In December 2005, the Company entered into a license agreement with Astellas for exclusive rights in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (collectively referred to as the Astellas territory) to develop and commercialize the Company’s most advanced product candidate, XP13512, also known as ASP8825 in the Astellas territory. The Company received an initial license payment of $25,000,000 in December 2005, which has been deferred and is being recognized on a straight-line basis over a period that approximates the expected patent life of XP13512. At September 30, 2009, the Company had received milestone payments of $18,000,000, of which $3,000,000 was received in April 2009, and is eligible to receive potential clinical and regulatory milestone payments totaling up to an additional $42,000,000. In addition, the Company is entitled to receive percentage-based royalties on any net sales of XP13512 in the Astellas territory. In each of the three months ended September 30, 2009 and 2008, the Company recognized revenue of $379,000, representing amortization of the up-front license payment under this agreement. In the nine months ended September 30, 2009 and 2008, the Company recognized revenue of $4,137,000 and $1,137,000, respectively, representing amortization of the up-front license payment under this agreement and, for the 2009 period, recognition of a milestone payment in connection with the U.S. Food and Drug Administration, or FDA’s, acceptance for review of the new drug application, or NDA, filed by GSK for XP13512 (also known as GSK1838262). As of September 30, 2009, the Company had recognized an aggregate of $23,808,000 of revenue pursuant to this agreement. At September 30, 2009, $19,192,000 of revenue was deferred under this agreement, of which $1,515,000 was classified within current liabilities and the remaining $17,677,000 was recorded as a noncurrent liability. In addition, the agreement also required Astellas to source all product from the Company under a specified supply agreement and Astellas may request that the Company conduct development activities. In June 2009, the Company amended the terms of the supply agreement, such that Astellas is no longer required to source all finished product from the Company and is only required to source both clinical and commercial supplies of the active pharmaceutical ingredient, or API, form of XP13512 from the Company. Under the supply arrangement and requested development activities, the Company recorded a net offset to research and development expenses of $23,200 and $369,000 in the three months ended September 30, 2009 and 2008, respectively, and $601,000 and $1,296,000, in the nine months ended September 30, 2009 and 2008, respectively.

Glaxo Group Limited

In February 2007, the Company entered into an exclusive collaboration with GSK to develop and commercialize XP13512 in all countries of the world excluding the Astellas territory (collectively referred to as the GSK territory). In March 2007, GSK made an up-front, non-refundable license payment of $75,000,000. In addition, GSK has agreed to make additional payments of: (i) up to $275,000,000 upon the achievement of additional clinical and regulatory milestones, of which $85,000,000 has been received to date, including a milestone payment of $20,000,000 received in March 2009; and (ii) up to $290,000,000 upon the achievement of specified XP13512 sales levels. Under the terms of the agreement, GSK is responsible for all future development costs and GSK is solely responsible for the manufacturing of XP13512 to support its development and commercialization within the GSK territory. The Company has concluded that the up-front license payment does not have value to GSK on a stand-alone basis without the benefit of the specified development activities that the Company will perform in connection with XP13512 and that $85,000,000 of milestones payable for development activities were either not sufficiently substantive or not sufficiently at risk to be accounted for using the “when-earned” model. Accordingly, these milestones and the up-front payment were combined into one unit of accounting that is being recognized over the best estimate of the development period to commercialization of the product during which time delivery of substantially all of the efforts required for the completion of the Company’s contractual responsibilities under the GSK agreement is expected to occur. As of September 30, 2009, the Company had recognized an aggregate of $159,189,000 of up-front license and milestone revenue pursuant to this agreement. At September 30, 2009, $811,000 of up-front license and milestone revenue was deferred under this agreement, all of which was classified within current liabilities.

In April 2009, the Company exercised the option contained in the agreement to co-promote and share profits and losses from the potential future sales of XP13512 in the United States. Assuming FDA approval of the XP13512 NDA for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, the Company will field a U.S. sales force of between 50 and 100 representatives

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

to promote XP13512. Under the terms of the agreement, as amended in February 2009, the Company has the right to commence the detailing of Requip XL, GSK’s product for Parkinson’s disease, around the time of the XP13512 launch, and the Company would be entitled to continue these detailing activities until the earlier of the launch of a generic form of Requip XL or July 1, 2011. The Company would be compensated by GSK for each detail of Requip XL completed by the Company’s sales representatives through a fee that is separate from the XP13512 joint profit and loss, or P&L, statement. Coincident with the election of the co-promotion option, all allowable expenses under the agreement and any potential future sales of XP13512 are accounted for using a joint P&L statement, in which the Company and GSK share in the resulting operating pre-tax profits and losses. Prior to the launch of XP13512, cash payments to GSK representing the Company’s share of any loss are deferred and will be repayable without interest over a period of time following the launch. Assuming FDA approval of the XP13512 NDA for RLS, GSK would be responsible for: establishing pricing and reimbursement; managed care contracting; receiving, accepting and filling orders; distributing; controlling invoicing, order processing and collecting accounts receivable; and recording sales of XP13512 in the United States. Expenses that can be charged to the joint P&L statement are the cost of goods and certain costs directly related to XP13512 marketing and sales. Sales and marketing expenses of XP13512 that the Company incurs that are not charged to the joint P&L statement are classified as selling, general and administrative operating expenses within the Company’s statements of operations. The Company’s exercise of the co-promotion option and its participation in the profit share arrangement may be reversed at any time upon notice to GSK with no penalty to the Company, in which case the original royalty-based compensation structure under the agreement would apply for net sales of XP13512 in the United States. The Company has concluded that the potential details of XP13512 and Requip XL and the amount from the joint P&L statement together constitute one unit of accounting separate from the previously established milestone and up-front payment unit of accounting. The Company also has determined the commercialization of its portfolio of product candidates to be part of its core operations, and accordingly concluded that all revenue resulting from the Company’s GSK collaboration agreement is presented in the net revenue from unconsolidated joint operating activities line item in the revenues section of the statements of operations in the period the related activities occur. The Company began recording its share of pre-launch operating losses from the joint P&L statement of XP13512 in the second quarter of 2009. No detailing activities occurred and no detail reimbursements were recognized in the three or nine months ended September 30, 2009. The collaboration between GSK and the Company was created through a contractual arrangement, not through a joint venture or other legal entity.

The Company’s net revenue from unconsolidated joint operating activities from the collaboration agreement was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Up-front license and development milestone revenue	$635	$4,484	$25,311	$24,744
XenoPort’s share of pre-launch operating losses	(611)	—	(937)	—

Net revenue from unconsolidated joint operating activities	$24	$4,484	$24,374	$24,744

Xanodyne Pharmaceuticals, Inc.

In October 2007, the Company licensed to Xanodyne exclusive rights to develop and commercialize XP21510 in the United States, including for the potential treatment of women diagnosed with menorrhagia, or heavy menstrual bleeding. In exchange for these rights, the Company received and recognized non-refundable cash payments totaling $13,000,000, of which $6,000,000 was paid to the Company upon execution of the agreement, $6,000,000 was paid in October 2008 and $1,000,000 was paid in April 2008 as a milestone payment. In July 2009, the collaboration agreement with Xanodyne terminated and all XP21510 product rights reverted to the Company. In the three and nine months ended September 30, 2009, no revenue was recognized under this agreement. In the three and nine months ended September 30, 2008, the Company recognized revenue of $0 and $5,500,000, respectively, representing the Company’s completion of the transfer of manufacturing and supply responsibilities to Xanodyne and recognition of the first milestone payment with respect to XP21510 under this agreement. As of September 30, 2009, the Company had recognized an aggregate of $13,000,000 of revenue pursuant to this agreement. At September 30, 2009, no revenue was deferred under this agreement.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, less the weighted-average number of unvested common shares subject to repurchase, without consideration for potential common shares. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period, less the weighted-average number of unvested common shares subject to repurchase, plus any dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, restricted stock units, options to purchase stock and warrants are considered to be potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net loss	$(24,374)	$(24,113)	$(47,986)	$(43,814)

Denominator:
Weighted-average common shares outstanding	30,048	25,226	28,230	25,161
Less: Weighted-average unvested common shares subject to repurchase	—	(11)	—	(26)

Denominator for basic and diluted net loss per share	30,048	25,215	28,230	25,135

Basic and diluted net loss per share	$(0.81)	$(0.96)	$(1.70)	$(1.74)

Outstanding securities not included in the computation of diluted net loss per share as they had an antidilutive effect:
Restricted stock units and options to purchase common stock	4,185	3,557	4,185	3, 557
Warrants outstanding	305	21	305	21

	4,490	3,578	4,490	3,578

4. Comprehensive Loss

The Company displays comprehensive loss and its components as part of the annual statement of stockholders’ equity. Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale securities. Total comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net loss	$(24,374)	$(24,113)	$(47,986)	$(43,814)
Change in unrealized gains (losses) on available-for-sale securities	(72)	49	(440)	(425)

	$(24,446)	$(24,064)	$(48,426)	$(44,239)

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2009:
Cash	$2,794	$—	$—	$2,794
Money market funds	11,754	—	—	11,754
U.S. government sponsored agencies	127,844	100	(4)	127,940
U.S. treasury securities	14,091	3	—	14,094
Certificates of deposit	1,928	—	—	1,928

	$158,411	$103	$(4)	$158,510

Reported as:
Cash and cash equivalents				$18,798
Short-term investments				137,784
Restricted investments				1,928

				$158,510

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2008:
Cash	$45,265	$—	$—	$45,265
Money market funds	20,785	—	—	20,785
U.S. government sponsored agencies	60,266	408	—	60,674
Corporate debt securities	25,928	131	—	26,059
Certificates of deposit	1,824	—	—	1,824

	$154,068	$539	$—	$154,607

Reported as:
Cash and cash equivalents				$66,050
Short-term investments				86,733
Restricted investments				1,824

				$154,607

At September 30, 2009 and December 31, 2008, the contractual maturities of all investments held were less than one year.

No gross realized gains or losses were recognized in the three or nine months ended September 30, 2009. The Company recognized $0 and $445,000 in the three and nine months ended September 30, 2008, respectively, of gross realized gains on sales of short-term investments based on the specific identification method.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value using the following inputs (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total As of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$11,754	$11,754	$—	$—
U.S. treasury securities	14,094	—	14,094	—
U.S. government sponsored agencies	127,940	—	127,940	—

Total	$153,788	$11,754	$142,034	$—

		Fair Value Measurements at Reporting Date Using
Description	Total As of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$20,785	$20,785	$—	$—
U.S. government sponsored agencies	60,674	—	60,674	—
Corporate debt securities	26,059	—	26,059	—

Total	$107,518	$20,785	$86,733	$—

6. Stock-Based Compensation

Details of the Company’s employee non-cash stock-based compensation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Research and development	$2,589	$2,116	$7,722	$5,669
Selling, general and administrative	2,130	1,747	6,248	4,764

	$4,719	$3,863	$13,970	$10,433

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our most advanced product candidate, XP13512, also known in the United States as GSK1838262 (gabapentin enacarbil), is being developed for the treatment of a number of CNS disorders. The U.S. Food and Drug Administration, or FDA, has accepted for review a new drug application, or NDA, that was submitted by our partner, Glaxo Group Limited, or GSK, for approval to market XP13512 in the United States for the treatment of moderate-to-severe primary restless legs syndrome, or RLS. RLS is a neurologicial disorder characterized by a compelling urge to move the legs and by uncomfortable and unpleasant sensations in the legs. In September 2009, GSK completed a double-blind, placebo-controlled, cross-over Phase 3b polysomnography clinical trial of XP13512 to evaluate the potential sleep benefits of XP13512 in patients with RLS. XP13512 demonstrated statistically significant improvements compared to placebo on the primary endpoint of the trial, which was wake time during sleep. XP13512 was generally well tolerated, with dizziness and somnolence as the most frequently reported treatment-emergent adverse events. In addition, in August 2009, Astellas Pharma Inc., our partner in Japan and five other Asian countries, announced that it plans to file an NDA with the Pharmaceutical and Medical Devices Agency, or PMDA, in Japan for XP13512 as a potential treatment for moderate-to-severe primary RLS in the second half of its 2009 fiscal year, which ends on March 31, 2010.

GSK is also evaluating XP13512 for the potential treatment of post-herpetic neuralgia, or PHN, a chronic type of neuropathic pain that can follow the resolution of shingles, and as a potential prophylactic therapy for migraine headaches. In September 2009, GSK announced top-line results from a 14-week, double-blind, placebo-controlled Phase 2b clinical trial that enrolled 376 subjects with PHN who had been experiencing pain for at least three months following healing of the herpes zoster skin rash. Subjects were randomized to receive placebo, 1200, 2400 or 3600 mg/day of XP13512 dosed twice a day. All doses of XP13512 demonstrated statistically significant improvements over placebo on the primary endpoint, which was the change from baseline to the end of maintenance treatment in the 24-hour average pain intensity score. XP13512 was generally well tolerated at all doses in this study. The most common adverse events were dizziness and somnolence, and most of these adverse events were mild or moderate in intensity. There was one serious adverse event (gastritis) in the 3600 mg/day dose group that was judged by the investigator to be related to treatment.

In addition, in October 2009, GSK announced top-line results from a double-blind, two-period cross-over Phase 2 clinical trial that enrolled 138 subjects diagnosed with PHN who had been experiencing pain for at least three months following healing of the herpes zoster skin rash. Subjects with a history of inadequate response to gabapentin entered a baseline period during which they received a dose of 1800 mg/day of gabapentin for two weeks. Subjects (N=96) who had a 24-hour average pain score of at least four on the 11-point pain intensity rating scale were then randomized to receive either 1200 mg/day of XP13512 for the first 28-day treatment period followed by 3600 mg/day for the second 28-day treatment period, or 3600 mg/day followed by 1200 mg/day.

Subjects received 2400 mg/day of XP13512 for four days in between the two treatment periods. The primary endpoint in this trial was the change from baseline to the end of the treatment period in the 24-hour average pain intensity score. A greater reduction in the 24-hour average pain score was observed for the 3600 mg/day dose than for the 1200 mg/day dose, which reduction was statistically significant. XP13512 was well tolerated at both doses in this study. The only treatment-emergent adverse event occurring in greater than or equal to 5% of subjects taking XP13512 was nasopharyngitis.

We are evaluating our second product candidate, XP19986, also known as arbaclofen placarbil, for the potential treatment of gastroesophageal reflux disease, or GERD, and spasticity in patients with spinal cord injury. In October 2009, we announced the initiation of a multi-center, double-blind, placebo-controlled Phase 2b clinical trial of XP19986 in patients with GERD who remain symptomatic despite treatment with proton pump inhibitors, or PPIs. The Phase 2b trial is designed to assess the efficacy and safety of XP19986 as adjunctive therapy to PPIs and is expected to enroll approximately 425 patients. Subjects with a history of incomplete response to a PPI will undergo a three-week run-in PPI therapy followed by a six-week treatment period on PPI therapy plus either 20 mg or 40 mg of XP19986 dosed once daily, 20 mg or 30 mg of XP19986 dosed twice daily or placebo. The primary endpoint of the trial will examine heartburn. Regurgitation will be assessed as a key secondary endpoint.

In September 2009, we announced top-line results from a randomized, double-blind, placebo-controlled Phase 2 clinical trial of XP19986 in patients with acute moderate to severe muscle spasms in the lumbar region. The primary objective of this trial was to evaluate the safety and tolerability of twice-a-day, or BID, doses of 20 mg, 30 mg and 40 mg of XP19986 administered without titration to patients with acute back spasms. XP19986 was safe and generally well tolerated at all dose levels; there were no drug-related serious adverse events. Six subjects in the various XP19986 dose groups withdrew from the study due to adverse events (one in each of the 20 mg and 30 mg BID groups and four in the 40 mg BID group). The most common adverse events (reported more frequently in any XP19986 group than in the placebo group) were somnolence, dizziness and nausea. All adverse events were rated as mild to moderate in intensity. Several secondary efficacy measures were assessed, including pain severity score. Efficacy measures in subjects in all treatment groups were highly variable, and no differences between XP19986 doses and placebo on these secondary efficacy measures were observed. Given the high variability in efficacy measures observed in this trial, we will not be pursuing further development of XP19986 for patients with acute back spasms.

We are evaluating our third product candidate, XP21279, for the potential treatment of Parkinson’s disease. We are currently conducting a repeat-dose pharmacokinetic study of a sustained-release formulation of XP21279 for patients with Parkinson’s disease.

In July 2009, our collaboration agreement with Xanodyne Pharmaceuticals, Inc. terminated and all product rights to our fourth product candidate, XP21510, reverted to us. We are evaluating XP21510 for the potential treatment of women diagnosed with menorrhagia, or heavy menstrual bleeding.

We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated any product revenues. Prior to the three months ended June 30, 2007, we had incurred net losses since our inception. However, due to the recognition of revenues from up-front and milestone payments from our collaborations with GSK, Astellas and Xanodyne, we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007, and for the year ended December 31, 2007. However, while recognition of these revenues resulted in a profitable year for 2007, we incurred net losses in 2008, and we expect to incur net losses in 2009 as we continue our research and development activities and seek to advance our product candidates into later stages of development. As of September 30, 2009, we had an accumulated deficit of approximately $286.6 million.

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

In July 2009, we completed an underwritten public offering of 2,875,000 shares of our common stock at a price to the public of $19.00 per share, including 375,000 shares representing the exercise in full of the over-allotment option granted to the underwriters. Net cash proceeds from the public offering were $51.2 million, after deducting underwriting discounts, commissions and offering expenses.

In October 2009, we amended and restated our license agreement with Astellas to reflect that Astellas is no longer required to source the active pharmaceutical ingredient, or API, form of XP13512 from us and we do not have any remaining manufacturing or supply obligations to Astellas for XP13512 API or finished drug product.

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

Revenue Recognition

We have current collaboration agreements with Astellas and GSK, each of which contains multiple elements. We account for these agreements in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 605-25, Revenue Recognition - Multiple-Element Arrangements, or ASC 605-25, and FASB ASC 808-10, Collaborative Arrangements - Overall, or ASC 808-10. We considered a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the various elements can be considered separate units of accounting, whether there is objective and reliable evidence of fair value for these elements and whether there is a separate earnings process associated with a particular element of an agreement.

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

Our collaboration agreements also include potential payments for product royalties and detail reimbursements. To date, we have not received revenues from these activities.

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

Cost-profit sharing. This represents our share of the profits and losses from the co-promotion of XP13512 with GSK. Amounts are recognized in the period in which the related activities occur, and their financial statement classification is based on our assessment that these activities constitute part of our ongoing central operations.

Results of Operations

Three and Nine Months Ended September 30, 2009 and 2008

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

As a result of our election in April 2009 of the co-promotion option under our development and commercialization agreement with GSK, starting in the second quarter of 2009, this agreement falls within the scope of ASC 808-10. As such, our revenue from the GSK collaboration agreement has been reclassified within the statements of operations for all periods presented. The statements of operations now include the line item “Net revenue from unconsolidated joint operating activities,” which includes all revenue resulting from our GSK collaboration agreement. Revenues that resulted from our collaboration agreements with Astellas and Xanodyne continue to be presented within the “Collaboration revenue” line item. This new presentation has no impact on net loss or net loss per share for any period presented. See Basis of Preparation in Note 1 of the Notes to Financial Statements for the table that illustrates the effect of our adoption of ASC 808-10 and our election of the co-promotion option on our previously reported revenues section within the statements of operations for the three and nine months ended September 30, 2008.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except percentages)
Collaboration revenue	$379	$379	$—	0%	$4,137	$6,637	$(2,500)	(38)%
Net revenue from unconsolidated joint operating activities	24	4,484	(4,460)	(99)%	24,374	24,744	(370)	(1)%

Total revenues	$403	$4,863	$(4,460)	(92)%	$28,511	$31,381	$(2,870)	(9)%

The decrease in collaboration revenue for the nine months ended September 30, 2009 compared to the same period in 2008 was the result of a $5.5 million decrease in revenue recognized from up-front license and milestone payments under our Xanodyne agreement, partially offset by a $3.0 million increase in revenue recognized from a milestone payment related to the FDA’s acceptance for review of the NDA for XP13512 under our Astellas agreement. The Xanodyne collaboration agreement terminated in July 2009.

The decrease in net revenue from unconsolidated joint operating activities for the three months ended September 30, 2009 compared to the same period in 2008 was the result of a $3.8 million decrease in revenue recognized from up-front license and milestone payments under our GSK agreement and the recognition of $0.6 million representing our share of pre-launch operating losses of XP13512 as a result of our election of the co-promotion option.

The decrease in net revenue from unconsolidated joint operating activities for the nine months ended September 30, 2009 compared to the same period in 2008 was the result of the recognition of $0.9 million representing our share of pre-launch operating losses of XP13512 as a result of our election of the co-promotion option, partially offset by a $0.6 million increase in revenue recognized from up-front license and milestone payments under our GSK agreement.

We expect revenues to fluctuate in the future primarily depending upon our progress against the deliverables specified in the terms of our collaboration with GSK, our share of the operating pre-tax profits and losses for XP13512 under the co-promotion with GSK, the timing of milestone-related activities under our Astellas and GSK collaborations and the extent to which we enter into new, or modify existing, collaborative agreements.

Research and Development Expenses

Research and development expenses consisted of costs associated with our research activities and drug discovery efforts, as well as costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Of the total research and development expenses for the three and nine months ended September 30, 2009 and 2008, the allocation of costs associated with research and preclinical and clinical development activities approximated the following:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except percentages)
Research	$5,166	$5,904	$(738)	(13)%	$15,599	$16,172	$(573)	(4)%
Preclinical and clinical development	11,834	17,805	(5,971)	(34)%	38,418	44,697	(6,279)	(14)%

Total research and development	$17,000	$23,709	$(6,709)	(28)%	$54,017	$60,869	$(6,852)	(11)%

The decrease in research and development expenses in the three months ended September 30, 2009 compared to the same period in 2008 was principally due to the following:

•	decreased net costs for XP13512 of $3.6 million primarily due to decreased clinical and manufacturing costs;

•	decreased net costs for XP19986 of $1.8 million primarily due to decreased clinical costs; and

•	decreased net costs for our other development programs of $2.2 million primarily due to decreased manufacturing and toxicology costs; partially offset by

•	increased net costs for XP21279 of $0.6 million due to increased clinical costs; and

•	increased personnel costs of $0.5 million resulting from increased non-cash stock-based compensation costs.

The decrease in research and development expenses in the nine months ended September 30, 2009 compared to the same period in 2008 was principally due to the following:

•	decreased net costs for XP13512 of $8.4 million primarily due to decreased clinical, manufacturing and consulting costs; and

•	decreased net costs for our other development programs of $4.2 million primarily due to decreased toxicology and manufacturing costs; partially offset by

•	increased net costs for XP21279 of $2.3 million primarily due to increased toxicology and clinical costs; and

•	increased personnel costs of $3.7 million resulting from increased headcount and increased non-cash stock-based compensation of $2.1 million.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except percentages)
Selling, general and administrative	$8,116	$6,537	$1,579	24%	$23,657	$18,485	$5,172	28%

The increase in selling, general and administrative expenses in the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to increased personnel costs of $1.3 million resulting from increased headcount and increased non-cash stock-based compensation of $0.4 million.

The increase in selling, general and administrative expenses in the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to increased personnel costs of $4.1 million resulting from increased headcount and increased non-cash stock-based compensation of $1.5 million.

We expect selling, general and administrative expenses to increase in the future due to increasing commercial activities in support of our election of the co-promotion option under our development and commercialization agreement with GSK.

Interest Income and Interest and Other Expense

Interest income consisted primarily of interest earned on our cash equivalents and short-term investments.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	$	%	2009	2008	$	%
	(In thousands, except percentages)
Interest income	$226	$909	$(683)	(75)%	$1,080	$3,934	$(2,854)	(73)%
Interest and other expense	$24	$29	$(5)	(17)%	$40	$165	$(125)	(76)%

The decrease in interest income in the three and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily due to lower interest rates.

Income Tax Benefits

In the three and nine months ended September 30, 2009, we recorded $0.1 million of current income tax benefit due to the adoption of a provision in the American Recovery and Reinvestment Tax Act of 2009 that allows corporations to convert carry-forward research and development and Alternative Minimum Tax, or AMT, credits into a separate credit amount, which we plan to claim as a refund for cash in 2010. In the three and nine months ended September 30, 2008, we recorded $0.4 million of current income tax benefit due to the adoption of a provision in the Housing and Economic Recovery Act of 2008 that allows corporations to convert carry-forward research and development and AMT credits into a separate credit amount, which we claimed as a refund for cash in 2009.

Liquidity and Capital Resources

	As of September 30, 2009	As of December 31, 2008
	(In thousands)
Cash and cash equivalents and short-term investments	$156,582	$152,783
Working capital	144,973	128,835
Restricted investments	1,928	1,824

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash provided by (used in):
Operating activities	$(45,306)	$(32,632)
Investing activities	(54,754)	33,363
Financing activities	52,808	3,038
Capital expenditures (included in investing activities above)	(2,454)	(6,276)

Due to our significant research and development expenditures and the lack of regulatory agency approvals to sell products, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our preferred stock, our initial and subsequent public offerings, our registered direct offering, non-equity payments from our collaborators and government grants. We have received additional funding from capital lease financings, the proceeds from issuance of equity under our various stock plans and interest earned on investments. At September 30, 2009, we had available cash and cash equivalents and short-term investments of $156.6 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including U.S. government sponsored agencies, U.S. treasury securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

In July 2009, we completed an underwritten public offering of 2,875,000 shares of our common stock at a price to the public of $19.00 per share, including 375,000 shares representing the exercise in full of the over-allotment option granted to the underwriters. Net cash proceeds from the public offering were $51.2 million, after deducting underwriting discounts, commissions and offering expenses.

Net cash used in operating activities was $45.3 million and $32.6 million in the nine months ended September 30, 2009 and 2008, respectively. The net cash used in operating activities in the nine months ended September 30, 2009 primarily reflected our net loss and, to a lesser extent, the non-cash changes in operating assets and liabilities, partially offset by non-cash stock-based compensation and depreciation. The net cash used in operating activities in the nine months ended September 30, 2008 primarily reflected our net loss, partially offset by non-cash stock-based compensation.

Net cash provided by (used in) investing activities was $(54.8) million and $33.4 million in the nine months ended September 30, 2009 and 2008, respectively. The net cash used in investing activities for the nine months ended September 30, 2009 was primarily related to the purchases of investments and capital expenditures, partially offset by proceeds from maturities of investments. The net cash provided by investing activities for the nine months ended September 30, 2008 was primarily related to the proceeds from sales and maturities of investments, partially offset by purchases of investments and capital expenditures.

Net cash provided by financing activities was $52.8 million and $3.0 million in the nine months ended September 30, 2009 and 2008, respectively. The net cash provided by financing activities for the nine months ended September 30, 2009 primarily reflected proceeds from the issuance of common stock and the exercise of stock options. The net cash provided by financing activities for the nine months ended September 30, 2008 primarily reflected proceeds from issuance of common stock and exercise of stock options, partially offset by payments on equipment financing obligations and repurchases of common stock.

We believe that our existing capital resources and expected milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the third quarter of 2011. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our collaborations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the timing of potential receipt of FDA approval of XP13512 and its potential commercialization;

•	the cost of manufacturing clinical, and establishing commercial, supplies of our product candidates and any products that we may develop;

•	the timing of any milestone payments under our collaborative arrangements;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish;

•	the timing and amount of our share of operating losses, if any, from our GSK collaboration;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Contractual Obligations

Our future contractual obligations at September 30, 2009 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating lease obligations	$18,751	$5,455	$9,715	$3,581	$—

Total fixed contractual obligations	$18,751	$5,455	$9,715	$3,581	$—

Recent Accounting Pronouncement

In September 2009, the FASB Emerging Issues Task Force, or EITF, reached a consensus on ASC Update 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASC Update 2009-13. ASC Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC 605-25. ASC Update 2009-13 provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. ASC Update 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. As a result, ASC Update 2009-13 will be effective for us no later than the first quarter of fiscal 2011. The adoption of ASC Update 2009-13 may have a material impact on our financial position or results of operations for future collaborations arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2009, we had cash and cash equivalents and short-term investments of $156.6 million consisting of cash and highly liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate of $3.4 million and $2.2 million during the nine months ended September 30, 2009 and 2008, respectively, to this European contract manufacturer. We are exposed to fluctuations in foreign exchange rates in connection with these agreements. To date, the effect of this exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, as of September 30, 2009, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.

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

Risks Related to Our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never sustain profitability.*

We have a limited operating history and have incurred cumulative losses of $286.6 million since our inception in May 1999. In the three months ended September 30, 2009 and 2008, we incurred net losses of $24.4 million and $24.1 million, respectively. In the nine months ended September 30, 2009 and 2008, we incurred net losses of $48.0 million and $43.8 million, respectively. Due to the recognition of revenues from up-front and milestone payments from our collaborations with Glaxo Group Limited, or GSK, Astellas Pharma Inc. and Xanodyne Pharmaceuticals, Inc., we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007, and for the year ended December 31, 2007. However, while recognition of these revenues resulted in a profitable year for 2007, we incurred net losses in 2008, and we expect to incur net losses in 2009. We expect our research and development expenses to remain relatively constant with 2008 levels for 2009 and 2010. Subject to regulatory approval of any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

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

If we or our partners are not able to obtain required regulatory approvals, we or our partners will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.*

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA and other agencies in the United States and by comparable authorities in other countries. In February 2007, we announced an exclusive collaboration with GSK to develop and commercialize XP13512, also known as ASP8825 in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan (collectively referred to as the Astellas territory) and by the designation GSK1838262 outside the Astellas territory, in all countries of the world other than the Astellas territory. Pursuant to the terms of our agreement, GSK submitted to the FDA an NDA requesting approval of XP13512 for the treatment of moderate-to-severe primary RLS and GSK will lead the development and registration of XP13512 for all indications in GSK’s licensed territory. The inability to obtain FDA approval or approval from comparable authorities in other countries would prevent us and our collaborative partners from commercializing our product candidates in the United States or other countries. We or our collaborative partners may never receive regulatory approval for the commercial sale of any of our product candidates. Moreover, if the FDA requires that any of our product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our collaborative partners will be unable to begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our product candidates is classified as a controlled substance by the DEA, we or our collaborative partners would have to register annually with the DEA and those product candidates would be subject to additional regulation.

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

Changes in the regulatory approval policy during the development period, changes in, or the enactment of additional, regulations or statutes or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an NDA. For example, in 2008, the FDA announced that, due to staffing and resource limitations, it has given its managers discretion to miss certain timing goals for completing reviews of NDAs set forth under the Prescription Drug User Fee Act, or PDUFA. If the FDA were to miss a PDUFA timing goal for one of our product candidates, the development and commercialization of the product candidate could be delayed or impaired. In addition, the Food and Drug Administration Amendments Act of 2007, or FDAAA, mandates FDA advisory committee reviews of all new molecular entities as part of the NDA approval process, although the FDA maintains discretion under FDAAA to approve NDAs for new molecular entities without advisory committee reviews in certain instances. XP13512 is classified as a new molecular entity. The advisory committee review process can be a lengthy and uncertain process that could delay the FDA’s NDA approval and delay or impair the development and commercialization of our product candidates.

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

For example, in October 2007, we entered into a collaboration with Xanodyne for the development and commercialization of XP21510 in the United States. Effective July 2009, Xanodyne terminated the collaboration agreement.

As a further example, we cannot control the process for securing FDA approval of XP13512 for moderate-to-severe primary RLS or other indications. We cannot control the amount and timing of resources that GSK or Astellas may devote to the development or commercialization of XP13512 or its marketing and distribution. In addition, GSK or Astellas could independently direct their respective development and marketing resources to the development or commercialization of competitive products, which could delay or impair the commercialization of XP13512 and harm our business.

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

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the timing of potential receipt of FDA approval of XP13512 and its potential commercialization;

•	the cost of manufacturing clinical, and establishing commercial, supplies of our product candidates and any products that we may develop;

•	the timing of any milestone payments under our collaborative arrangements;

•	the number and characteristics of product candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the timing and amount of our share of operating losses, if any, from our GSK collaboration;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Even if patents are issued regarding our product candidates or methods of using them, those patents can be challenged by our competitors who can argue such patents are invalid and/or unenforceable. For example, in September 2008, a law firm on behalf of an undisclosed client filed an opposition against the patent grant of one of our European patent applications covering XP13512, and in April 2009, we filed a response to the opposition. The European opposition hearing has been scheduled for April 15, 2010. Unlike in the United States, where an issued patent is presumed valid, third parties in Europe have nine months following the grant of a patent in which to file an opposition during which there is no presumption of patent validity. Accordingly, the grant of the European patent will be subject to a full review. While we cannot predict the duration or result of this opposition proceeding, a corresponding U.S. patent was issued, and the most important of the prior art that was cited in the European opposition as a basis for challenging the issuance of the European patent covering XP13512 was cited to the European Patent Office during the prosecution of that European patent. The possible revocation of the European patent or amendment of its granted claims would not preclude us from developing and commercializing XP13512 in Europe, but could increase the risk of competition. Patents also may not protect our product candidates if competitors devise ways of making these or similar product candidates without legally infringing our patents. The Federal Food, Drug and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity and these same types of incentives encourage manufacturers to submit NDAs that rely on literature and clinical data not prepared for or by the drug sponsor.

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

As part of the approval process of our product candidates in the United States, the FDA may determine that the product candidates be granted an exclusivity period during which other manufacturers’ applications for approval of generic versions of our products will not be granted. Generic manufacturers often wait to challenge the patents protecting products that have been granted exclusivity until one year prior to the end of the exclusivity period. While the FDA has historically granted a five-year new chemical entity exclusivity to prodrugs such as XP13512 and XP19986, a lawsuit was recently filed by a generic drug company against the FDA challenging the grant of the five-year exclusivity to another company’s prodrug. In October 2009, the FDA, following a review of applicable statutes and regulations and a period for public comment, reaffirmed its decision to grant the five-year exclusivity to the prodrug. However, the generic drug company’s law suit against the FDA is expected to proceed. If such a suit against the FDA is successful, it could mean that XP13512 and XP19986 receive shorter or no exclusivity periods. It is also possible that generic manufacturers are considering attempts to seek FDA approval for a similar or identical drug as our product candidate through an abbreviated NDA, which is the application form typically used by manufacturers seeking approval of a generic drug. If our patents are subject to challenges, we may need to spend significant resources to defend such challenges and we may not be able to defend our patents successfully.

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

Under the terms of our collaborations with Astellas and GSK, Astellas and GSK are each solely responsible for the manufacture of XP13512 to support their development and commercialization within their respective licensed territories. As a result, if Astellas or GSK fails to manufacture or contract to manufacture sufficient quantities of XP13512, development and commercialization of this product candidate could be impaired or delayed in the applicable territory.

We currently rely on Excella GmbH and Sumitomo Seika Chemicals Company Ltd as our source suppliers of R-baclofen, the active agent used to make XP19986, under purchase orders issued from time to time. In the event that Excella or Sumitomo determines to not sell R-baclofen to us at a price that is commercially attractive, and if we were unable to qualify an alternative supplier of R-baclofen, this could delay the development of, and impair our ability to commercialize, this product candidate.

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

We currently rely on Metrics, Inc. as our single source supplier for XP21279 formulated in sustained-release tablets at specified transfer prices under quotations agreed upon by the parties as a part of a master services agreement. We have recently qualified Patheon Inc. as an alternative supplier for the manufacture of XP21279 in sustained-release tablets. In the event that Metrics terminates the agreement under specified circumstances or we cannot agree with Patheon on the terms and conditions for manufacture of XP21279 sustained-release tablets, we would not be able to manufacture XP21279 until an alternative supplier is qualified. This could delay the development of, and impair our ability to commercialize, XP21279.

If we are required to obtain alternate third-party manufacturers, it could delay or prevent the clinical development and commercialization of our product candidates.*

We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with Excella, Sumitomo, Lonza or DSM for XP19986 or Ajinomoto, Piramal, Metrics or Patheon for XP21279 or to continue relationships at an acceptable cost or if these suppliers fail to meet our requirements for these product candidates for any reason, we would be required to obtain alternative suppliers. Any inability to obtain qualified alternative suppliers, including an inability to obtain, or delay in obtaining, approval of an alternative supplier from the FDA, would delay or prevent the clinical development and commercialization of these product candidates, and could impact our ability to meet our supply obligations to Astellas.

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

In addition, the manufacturing facilities of Excella, Sumitomo, Lonza, Ajinomoto and Patheon are located outside of the United States. This may give rise to difficulties in importing our product candidates or their components into the United States or other countries as a result of, among other things, regulatory agency import inspections, incomplete or inaccurate import documentation or defective packaging.

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

Our product candidates are engineered to be broken down by the body’s natural metabolic processes and to release the parent drug and other substances. While these breakdown products are generally regarded as safe, it is possible that there could be unexpected toxicity associated with these breakdown products that will cause any or all of XP13512, XP19986, XP21279 and XP21510 to be poorly tolerated by, or toxic to, humans. Any unexpected toxicity of, or suboptimal tolerance to, our Transported Prodrugs would delay or prevent commercialization of these product candidates.

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

Even if we or our collaborative partners receive regulatory approval to market a particular product candidate, the approval could be conditioned on conducting additional, costly, post-approval studies, implementing a risk evaluation and mitigation strategy or could limit the indicated uses included in the labeling. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us or our collaborative partners to withdraw it from the market or impede or delay our or our collaborative partners’ ability to obtain regulatory approvals in additional countries. In addition, the manufacturer of the product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product will remain subject to extensive regulatory requirements.

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

Under the terms of our collaboration with GSK, we are entitled to a royalty based on a percentage of net sales of XP13512 outside of the United States. In the United States, subject to approval from the FDA of an NDA for XP13512, until such time, if any, as we exercise the right to revert to a net sales royalty, we will share marketing and commercialization costs and share operating profits from net sales of XP13512, if any. We intend to establish our own specialty sales force to sell and market our products. We are eligible to receive payments on details we perform on Requip XL, GSK’s product for Parkinson’s disease in the United States, as well as payments from details we perform on XP13512. We would co-promote XP13512 and co-detail RequipXL in the United States to the same prescribers.

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

Products that we believe could compete with XP13512 include the following drugs approved for the treatment of moderate-to-severe primary RLS: Mirapex (pramipexole) from Boehringer Ingelheim GmbH; Requip (ropinirole hydrochloride) from GSK; and generic ropinirole hydrochloride that is marketed by, among others, Roxane Laboratories, Inc., Mylan Pharmaceuticals Inc. and Teva Pharmaceuticals Industries, Ltd. In addition, we could experience competition from the Neupro (rotigotine transdermal system) patch from the UCB Group, which filed its NDA for the treatment of moderate-to-severe primary RLS with the FDA in 2007 and has received a complete response letter from the FDA. Products that we believe could compete with XP13512 for the treatment of neuropathic pain and migraine prophylaxis include drugs that act on the same target as XP13512, such as Lyrica (pregabalin) and Neurontin (gabapentin) from Pfizer, and generic gabapentin that is marketed by Alpharma Inc., IVAX Corp, Pfizer and Teva, among others. Competition for XP13512 could also include drugs such as Cymbalta (duloxatine) from Eli Lilly and Company, which is approved for the management of painful diabetic neuropathy, or Topamax (topiramate) from Johnson & Johnson, which is approved for the prevention of migraines. In addition, DM-1796 (gabapentin GR) from Depomed, Inc., an extended-release formulation of gabapentin, has recently reported positive results from a Phase 3 clinical trial for the treatment of post-herpetic neuralgia. We believe that XP19986 could experience competition from several generic drugs approved for the treatment of spasticity, including racemic baclofen, diazepam, dantrolene sodium and tizanidine. Therapies in development for the treatment of spasticity include Fampridine-SR (4-aminopyridine) from Acorda Therapeutics, Inc. and IPX056, an extended-release formulation of baclofen, from Impax Laboratories, Inc. Products that could compete with XP19986 in the GERD therapeutic area include: Protonix (pantoprazole sodium) from Pfizer; Prevacid (lansoprazole) from Takeda Pharmaceutical Company Limited; Nexium (esomeprazole) and Prilosec (omeprazole) from AstraZeneca Pharmaceuticals LP; Aciphex (rabeprazole) from Eisai/Johnson & Johnson; and generic H2 receptor antagonists such as cimetidine, ranitidine, famotidine and nizatidine. Product candidates in development for the treatment of GERD include: ADX10059 (mGluR5 NAM) from Addex Pharmaceuticals; and AZD3355, a GABA(B) receptor agonist, from AstraZeneca. Products that could compete with XP21279 include generic L-Dopa/carbidopa drugs and other drugs approved for the treatment of Parkinson’s disease, including Stalevo, a combination therapy of L-Dopa/carbidopa/entacapone that is marketed in the United States by Novartis, dopamine agonists such as Mirapex, Requip and Neupro, which are marketed by Boehringer-Ingelheim, GSK and UCB, respectively, as well as generic ropinirole hydrochloride that is marketed by, among others, Roxane, Teva and Mylan. In addition, IPX066 from Impax, an extended-release formulation of L-Dopa/carbidopa, is in Phase 3 clinical development. There may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.

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

Our investment portfolio may become impaired by further deterioration of the capital markets.*

Our cash equivalent and short-term investment portfolio as of September 30, 2009 consisted of bonds of U.S. treasury securities, U.S. government sponsored agencies and money market mutual funds. We follow an established investment policy and set of guidelines to monitor, manage and limit our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.

As a result of recent adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from liquidity and credit concerns. As of September 30, 2009, we had no direct holdings in these categories of investments and our indirect exposure to these financial instruments through our holdings in money market mutual funds was immaterial. As of September 30, 2009, we had no impairment charge associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired.

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

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*

As of October 15, 2009, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 48.4% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If there are large sales of our common stock, the market price of our common stock could drop substantially.*

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of October 15, 2009, we had 30,340,201 outstanding shares of common stock. Of these shares, up to 14,691,906 shares of common stock are tradable under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and manner of sale requirements under Rule 144, and the remainder of the shares outstanding as of October 15, 2009, have been registered under the Securities Act and are freely tradable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)
4.1	Specimen Common Stock Certificate(3)
4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company(4)
4.3	Form of Right Certificate(5)
4.4	Form of Registered Direct Common Warrant(6)
10.35†	Amended and Restated Distribution and License Agreement, dated as of October 31, 2009, between the Company and Astellas Pharma Inc.
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(7)

†	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.
(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.
(5)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.
(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 30, 2008.
(7)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc.
(Registrant)

November 4, 2009	/s/ RONALD W. BARRETT
Ronald W. Barrett
Chief Executive Officer and Director
(principal executive officer)

November 4, 2009	/s/ WILLIAM G. HARRIS
William G. Harris
Senior Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

November 4, 2009	/s/ MARTYN J. WEBSTER
Martyn J. Webster
Vice President of Finance

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)
4.1	Specimen Common Stock Certificate(3)
4.2	Fifth Amended and Restated Investors Rights Agreement, dated December 16, 2004, by and among the Company and certain stockholders of the Company(4)
4.3	Form of Right Certificate(5)
4.4	Form of Registered Direct Common Warrant(6)
10.35†	Amended and Restated Distribution and License Agreement, dated as of October 31, 2009, between the Company and Astellas Pharma Inc.
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(7)

†	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.
(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(4)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.
(5)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.
(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 30, 2008.
(7)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.