Form 10-Q
period 2010-03-31
XENOPORT INC
filed 2010-05-10
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Total number of shares of common stock outstanding as of April 15, 2010: 30,471,038.

XENOPORT, INC.

XenoPort and Transported Prodrug are trademarks of XenoPort, Inc.

Horizant, Requip and Requip XL are trademarks of GlaxoSmithKline.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
	(In thousands)
Current assets:
Cash and cash equivalents	$12,315	$36,255
Short-term investments	110,936	107,413
Prepaids and other current assets	3,300	3,719

Total current assets	126,551	147,387
Property and equipment, net	9,827	10,726
Restricted investments and other assets	2,406	2,099

Total assets	$138,784	$160,212

Current liabilities:
Accounts payable	$1,851	$2,031
Accrued compensation	3,771	5,653
Accrued restructuring charges	2,984	—
Accrued preclinical and clinical costs	4,054	3,109
Accrued unconsolidated joint operating activities	—	1,095
Other accrued liabilities	783	911
Deferred rent	1,098	1,055
Deferred revenue	1,730	1,784

Total current liabilities	16,271	15,638
Accrued unconsolidated joint operating activities	1,435	—
Deferred revenue	16,919	17,298
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 60,000 shares authorized; 30,465 and 30,403 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	30	30
Additional paid-in capital	437,278	432,157
Accumulated other comprehensive income	13	26
Accumulated deficit	(333,162)	(304,937)

Total stockholders’ equity	104,159	127,276

Total liabilities and stockholders’ equity	$138,784	$160,212

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)
Revenues:
Net revenue from unconsolidated joint operating activities	$(286)	$22,898
Collaboration revenue	379	3,379

Total revenues	93	26,277

Operating expenses:
Research and development	15,079	21,767
Selling, general and administrative	8,063	7,707
Restructuring charges	5,275	—

Total operating expenses	28,417	29,474

Loss from operations	(28,324)	(3,197)
Interest income	99	503
Interest and other expense	—	(4)

Net loss	$(28,225)	$(2,698)

Basic and diluted net loss per share	$(0.93)	$(0.10)

Shares used to compute basic and diluted net loss per share	30,437	27,290

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Operating activities
Net loss	$(28,225)	$(2,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,349	1,030
Accretion of investment discounts and amortization of investment premiums, net	446	(195)
Stock-based compensation expense	5,490	4,681
Changes in assets and liabilities:
Accounts receivable	—	(3,000)
Prepaids and other current and noncurrent assets	419	(649)
Accounts payable	(180)	156
Accrued compensation	(1,882)	(698)
Accrued restructuring charges	2,984	—
Accrued preclinical and clinical costs	945	(3,034)
Accrued unconsolidated joint operating activities	340	—
Other accrued liabilities	(128)	(814)
Deferred revenue	(433)	(3,277)
Deferred rent	(260)	(353)

Net cash used in operating activities	(19,135)	(8,851)

Investing activities
Purchases of investments	(27,874)	(54,996)
Proceeds from maturities of investments	23,893	46,976
Change in restricted investments	(5)	(11)
Purchases of property and equipment	(450)	(847)

Net cash used in investing activities	(4,436)	(8,878)

Financing activities
Net proceeds provided by (used in) issuance of common stock and exercise of stock options	(369)	371

Net cash provided by (used in) financing activities	(369)	371

Net decrease in cash and cash equivalents	(23,940)	(17,358)
Cash and cash equivalents at beginning of period	36,255	66,050

Cash and cash equivalents at end of period	$12,315	$48,692

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

Basis of Preparation

The accompanying financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2010 and results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, is the single source of authoritative U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2010.

As a result of the Company’s exercise in April 2009 of the co-promotion option under its development and commercialization agreement with Glaxo Group Limited, or GSK, starting in the second quarter of 2009, this agreement falls within the scope of the Collaborative Arrangements topic of the Codification. As such, the Company’s revenue from the GSK collaboration agreement has been reclassified within the statements of operations for the three months ended March 31, 2009. The statements of operations include the line item “Net revenue from unconsolidated joint operating activities,” which includes all revenue resulting from the Company’s GSK collaboration agreement. Revenue that resulted from the Company’s collaboration agreement with Astellas Pharma Inc. continues to be presented within the “Collaboration revenue” line item. This presentation has no impact on net loss or net loss per share for any period presented.

The following table illustrates the effect of the Company’s application of the Collaborative Arrangements topic of the Codification as a result of the Company’s exercise of the co-promotion option on the Company’s previously reported revenues in the statements of operations for the three months ended March 31, 2009 (in thousands):

	As Previously Reported	As Revised
Revenues:
Net revenue from unconsolidated joint operating activities	$—	$22,898
Collaboration revenue	26,277	3,379

Total revenues	$26,277	$26,277

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

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Collaboration revenue includes revenue from the Company’s current collaboration agreement with Astellas. Net revenue from unconsolidated joint operating activities includes all revenue that results solely from the Company’s current collaboration agreement with GSK. The Company accounts for the revenue activities of these collaboration agreements as follows:

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

•

Profit and loss sharing. This represents the Company’s share of the profits and losses from the co-promotion of XP13512, known in the United States by the trade name Horizant (gabapentin enacarbil), with GSK. Amounts are recognized in the period in which the related activities occur, and their financial statement classification is based on the Company’s assessment that these activities constitute part of the Company’s ongoing central operations.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents and short-term investments, approximate fair value due to their short maturities. The Company accounts for the fair value of its financial instruments in accordance with the provisions of the Fair Value Measurements and Disclosures topic of the Codification.

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

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recent Accounting Pronouncements

In September 2009, the FASB Emerging Issues Task Force, or EITF, reached a consensus on Accounting Standards Update, or ASU, 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of the Revenue Recognition — Multiple-Element Arrangements topic of the Codification. ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. As a result, ASU 2009-13 will be applied by the Company on a prospective basis for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011.

In April 2010, the FASB EITF reached a consensus on ASU 2010-17 (Topic 605), Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 provides guidance on defining a milestone and determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 will be applied on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with earlier adoption permitted. As a result, ASU 2010-17 will be applied by the Company on a prospective basis for milestones achieved in the first quarter of fiscal 2011. The Company is currently evaluating the potential impact of the adoption of ASU 2010-17 on the Company’s financial position or results of operations.

2. Collaboration Agreements

Astellas Pharma Inc.

In December 2005, the Company entered into an agreement in which it licensed to Astellas exclusive rights to develop and commercialize the Company’s most advanced product candidate, XP13512, in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. The Company received an initial license payment of $25,000,000 in December 2005, which has been deferred and is being recognized on a straight-line basis over a period that the Company expects to remain obligated to provide services. In addition, the Company is eligible to receive potential total payments of $60,000,000 upon the achievement of additional clinical and regulatory milestones, of which $23,000,000 has been received to date. The Company is also entitled to receive percentage-based royalties on any net sales of XP13512 in the Astellas territory. In the three months ended March 31, 2010, the Company recognized revenue of $379,000, representing amortization of the up-front license payment under this agreement. In the three months ended March 31, 2009, the Company recognized revenue of $3,379,000, representing amortization of the up-front license payment under this agreement and recognition of a milestone payment in connection with the U.S. Food and Drug Administration’s, or FDA’s, acceptance for review of the new drug application, or NDA, filed by GSK for Horizant/XP13512 in the United States. As of March 31, 2010, the Company had recognized an aggregate of $29,566,000 of revenue pursuant to this agreement. At March 31, 2010, $18,434,000 of revenue was deferred under this agreement, of which $1,515,000 was classified within current liabilities and the remaining $16,919,000 was recorded as a noncurrent liability. In addition, the agreement allowed Astellas to request that the Company conduct development activities and required Astellas to source all drug product and both clinical and commercial supplies of the active pharmaceutical ingredient, or API, form of XP13512 from the Company under a specified supply agreement. In October 2009, all of the Company’s remaining manufacturing or supply obligations to Astellas for XP13512 API or finished drug product ceased. The Company remains obligated to provide certain services as originally specified in the December 2005 arrangement. Under the supply arrangement and requested development activities, the Company recorded a net offset to research and development expenses of $168,000 in the three months ended March 31, 2010 and no net offset to research and development expenses in the same period in 2009.

Glaxo Group Limited

        In February 2007, the Company entered into an exclusive collaboration with GSK to develop and commercialize XP13512, known in the United States by the trade name Horizant (gabapentin enacarbil) Extended-Release Tablets, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in all countries of the world excluding the Astellas territory. In March 2007, GSK made an up-front, non-refundable license payment of $75,000,000. In addition, GSK has agreed to make additional payments of: (i) up to $275,000,000 upon the achievement of additional clinical and regulatory milestones, of which $85,000,000 has been received to date; and (ii) up to $290,000,000 upon the achievement of specified Horizant sales levels. Under the terms of the agreement, GSK is responsible for all future development costs and leading the development and registration of Horizant/XP13512 for all other indications. GSK is solely responsible for the manufacture of Horizant/XP13512 to support the development and commercialization of Horizant/XP13512 within the GSK territory. The Company has concluded that the up-front license payment does not have value to GSK on a stand-alone basis without the benefit of the specified development activities that the Company is performing in connection with Horizant/XP13512 and that $85,000,000 of milestones payable for clinical trial and pre-clinical activities were either not sufficiently substantive or not sufficiently at risk to be accounted for using the “when-earned” model. Accordingly, these milestones and the up-front payment were combined into one unit of accounting that is being recognized over the

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

best estimate of the development period to commercialization of the product during which time delivery of substantially all of the efforts required for the completion of the Company’s contractual responsibilities under the GSK agreement is expected to occur. In February 2010, GSK received a Complete Response letter from the FDA regarding the NDA for Horizant for RLS. A Complete Response letter is issued by the FDA’s Center of Drug Evaluation and Research when the review of a file is completed and questions remain that preclude the approval of the NDA in its current form. As a result of the Complete Response letter, the Company revised its estimated period of performance. As of March 31, 2010, the Company had recognized an aggregate of $159,785,000 of up-front license and milestone revenues pursuant to this agreement. At March 31, 2010, $215,000 of revenue was deferred under this agreement, all of which was classified within current liabilities.

Coincident with the Company’s exercise of the U.S. co-promotion option in April 2009, all allowable expenses under the agreement and any potential future sales of Horizant are accounted for using a joint profit and loss, or P&L, statement, in which the Company and GSK share in the resulting operating pre-tax profits and losses. Prior to the launch of Horizant, cash payments to GSK representing the Company’s share of the losses are deferred and will be payable without interest over a period of time following the launch. Pending resolution of the outcome of the Complete Response letter from the FDA and future FDA approval, the Company would co-promote Horizant with GSK and share profits and losses from the potential future sales of Horizant in the United States. Pending FDA approval of Horizant, GSK is responsible for: establishing pricing and reimbursement; creating promotional and advertising materials; managed care contracting; receiving, accepting and filling orders; distributing; controlling invoicing, order processing and collecting accounts receivable; and recording sales of Horizant in the United States. Expenses that can be charged to the joint P&L statement are the cost of goods and certain costs directly related to Horizant marketing and sales. Sales and marketing expenses of Horizant that the Company incurs that are not charged to the joint P&L statement are classified as selling, general and administrative operating expenses within the Company’s statements of operations. The Company may terminate its co-promotion right and participation in the profit share arrangement at any time upon notice to GSK with no penalty to the Company, in which case the original royalty-based compensation structure under the agreement would apply for net sales of Horizant in the United States. Under the terms of the agreement, as amended in February 2009, the Company has the right to commence the detailing of Requip XL, GSK’s product for Parkinson’s disease, around the time of the Horizant launch, and the Company would be entitled to continue these detailing activities until the earlier of the launch of a generic form of Requip XL or July 1, 2011. The Company would be compensated by GSK for each detail of Requip XL completed by the Company’s sales representatives through a fee that is separate from the Horizant joint P&L statement. The Company has concluded that the potential details of Horizant and Requip XL and the amount from the joint P&L statement together constitute one unit of accounting separate from the previously established milestone and up-front payment unit of accounting. The Company also has determined the commercialization of its portfolio of product candidates to be part of its core operations, and accordingly concluded that all revenue resulting from the Company’s GSK collaboration agreement is presented in the net revenue from unconsolidated joint operating activities line item in the revenues section of the statements of operations in the period the related activities occur. The Company began recording its share of pre-launch operating losses from the joint P&L statement of Horizant in the second quarter of 2009. No detailing activities occurred and no detail reimbursements were recognized in the three months ended March 31, 2010. The collaboration between GSK and the Company was created through a contractual arrangement, not through a joint venture or other legal entity.

The Company’s net revenue from unconsolidated joint operating activities from the collaboration agreement is comprised of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Up-front license and development milestone revenue	$54	$22,898
XenoPort’s share of pre-launch operating losses	(340)	—

Net revenue from unconsolidated joint operating activities	$(286)	$22,898

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period without consideration for potential common shares. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period plus any dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, restricted stock units, options to purchase stock and warrants are considered to be potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive.

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net loss	$(28,225)	$(2,698)

Denominator:
Weighted-average common shares outstanding	30,437	27,290

Basic and diluted net loss per share	$(0.93)	$(0.10)

Outstanding securities not included in the computation of diluted net loss per share as they had an antidilutive effect:
Restricted stock units and options to purchase common stock	5,613	4,131
Warrants outstanding	305	305

	5,918	4,436

4. Comprehensive Loss

The Company displays comprehensive loss and its components as part of the annual statement of stockholders’ equity. Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale securities. Total comprehensive loss was as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net loss	$(28,225)	$(2,698)
Change in unrealized gains (losses) on available-for-sale securities	(13)	(308)

	$(28,238)	$(3,006)

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2010:
Cash	$4,647	$—	$—	$4,647
Money market funds	7,368	—	—	7,368
U.S. treasury securities	26,956	3	(1)	26,958
U.S. government-sponsored agencies	84,267	13	(2)	84,278
Certificates of deposit	1,938	—	—	1,938

	$125,176	$16	$(3)	$125,189

Reported as:
Cash and cash equivalents				$12,315
Short-term investments				110,936
Restricted investments				1,938

				$125,189

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2009:
Cash	$4,115	$—	$—	$4,115
Money market funds	18,260	—	—	18,260
U.S. treasury securities	22,024	—	(7)	22,017
U.S. government-sponsored agencies	99,243	40	(7)	99,276
Certificates of deposit	1,933	—	—	1,933

	$145,575	$40	$(14)	$145,601

Reported as:
Cash and cash equivalents				$36,255
Short-term investments				107,413
Restricted investments				1,933

				$145,601

At March 31, 2010 and December 31, 2009, the contractual maturities of all investments held were less than one year.

No gross realized gains or losses were recognized in the three months ended March 31, 2010 or in the same period in 2009.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value using the following inputs (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$7,368	$7,368	$—	$—
U.S. treasury securities	26,958	—	26,958	—
U.S. government-sponsored agencies	84,278	—	84,278	—

Total	$118,604	$7,368	$111,236	$—

		Fair Value Measurements at Reporting Date Using
Description	Total as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$18,260	$18,260	$—	$—
U.S. treasury securities	22,017	—	22,017	—
U.S. government-sponsored agencies	99,276	—	99,276	—

Total	$139,553	$18,260	$121,293	$—

6. Stock-Based Compensation

Details of the Company’s employee non-cash stock-based compensation, excluding non-cash stock-based compensation resulting from the Company’s restructuring plan, were as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Research and development	$2,319	$2,645
Selling, general and administrative	2,318	2,036

	$4,637	$4,681

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Restructuring

On March 5, 2010, as a result of the Complete Response letter from the FDA that did not approve the Horizant NDA for RLS in its current form, the Company implemented a restructuring plan to reduce expenses, focus the Company’s resources on advancement of its later-stage product candidates and eliminate the Company’s discovery research efforts. The restructuring plan resulted in a reduction in force of 107 employees, or approximately 50% of the Company’s workforce. The Company is providing affected employees with up to 60 days of leave of absence pay in accordance with the Worker Adjustment and Retraining Notification Act, and is providing 60 days of employee benefits and continued vesting of stock options and awards. Affected employees may also be eligible to receive severance payments, transition pay, continuation of medical insurance under COBRA, a two-year extension of exercisability of stock options vested as of May 4, 2010 and outplacement services. The Company expects to complete the restructuring in September 2010.

As a result of this restructuring, the Company recorded a restructuring charge of $5,275,000 in the three months ended March 31, 2010, which was included on a separate line in the Company’s statements of operations, in accordance with the Exit or Disposal Cost Obligations topic of the Codification. This charge excludes any facility-related charges. The Company is still assessing whether it will continue to use, vacate and/or sublease its office space in a building at 3400 Central Expressway, Santa Clara, California and expects to finalize its plans in the second quarter of 2010. The Company does not expect to incur additional charges except for facility-related charges. The current balance of the liability is included in “Accrued restructuring charges” on the balance sheets, and the components are summarized in the following table (in thousands):

	Paid Leave, Severance and Other Benefits	Non-Cash Stock-Based Compensation	Property and Equipment	Legal and Other	Total
Restructuring charges	$3,910	$853	$437	$75	$5,275
Cash payments	(966)	—	—	(16)	(982)
Non-cash charges	—	(853)	(437)	(19)	(1,309)

Ending liability balance at March 31, 2010	$2,944	$—	$—	$40	$2,984

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our lead product candidate, XP13512 (gabapentin enacarbil), is licensed to Astellas Pharma Inc. in Japan and five Asian countries and to Glaxo Group Limited, or GSK, in the United States and all other countries of the world. Astellas has filed a new drug application, or NDA, with the Pharmaceuticals and Medical Device Agency, or PMDA, for approval of XP13512 as a treatment for restless legs syndrome in Japan. Restless legs syndrome is a neurological condition that causes an irresistible urge to move the legs. In January 2009, GSK submitted an NDA to the U.S. Food and Drug Administration, or FDA, for U.S. approval to market XP13512, known in the United States by the trade name Horizant (gabapentin enacarbil) Extended-Release Tablets, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS.

In February 2010, GSK received a Complete Response letter from the FDA regarding the NDA for Horizant for RLS. A Complete Response letter is issued by the FDA’s Center of Drug Evaluation and Research when the review of a file is completed and questions remain that preclude the approval of the NDA in its current form. The Horizant Complete Response letter states that the FDA concluded that the NDA provides substantial evidence of effectiveness for Horizant as a treatment for patients with RLS and that the FDA had not identified a clinical safety concern that would prevent approval of the 600 mg dose of Horizant. However, a preclinical signal of pancreatic acinar cell tumors in rats was determined to be of sufficient concern to preclude approval of the Horizant NDA for RLS in its current form. In the Complete Response letter, the FDA acknowledged that similar preclinical findings were known for gabapentin, the parent drug of Horizant, at the time of the FDA’s approval of gabapentin for refractory epilepsy, but concluded that the seriousness and severity of refractory epilepsy and the benefit to patients provided by gabapentin justified the potential risk. In the Complete Response letter, the FDA also acknowledged that findings in laboratory animals are not necessarily translatable to risk in humans, and the FDA noted that gabapentin products have been available for over 15 years and do not appear to be associated with a clinical signal for pancreatic cancer based on an analysis of spontaneous reports in the FDA’s Adverse Event Reporting System. However, the FDA has concluded that the absence of a finding in analyses of post-marketing reports cannot be reliably interpreted as evidence of the absence of risk. Together with GSK, we are communicating with the FDA, assessing the appropriate next steps and planning to file a Complete Response resubmission containing additional information that could address the FDA’s concerns.

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

We are evaluating our second product candidate, arbaclofen placarbil, or AP (also known as XP19986), for the potential treatment of gastroesophageal reflux disease, or GERD, in patients who do not experience complete relief of GERD symptoms while being treated with proton pump inhibitors, or PPIs. We have also evaluated AP as a potential treatment for patients with spasticity. As a result of our recent restructuring, we are postponing the commencement of additional clinical trials of AP as a treatment for spasticity. We are evaluating our third product candidate, XP21279, for the potential treatment of patients with Parkinson’s disease.

In March 2010, as a result of the Complete Response letter precluding approval of the Horizant NDA for RLS in its current form, we implemented a restructuring plan to reduce expenses, focus our resources on advancement of our later-stage product candidates and eliminate our discovery research efforts. The restructuring plan resulted in a reduction in force of 107 employees, or approximately 50% of our workforce.

We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated any product revenues. Prior to the three months ended June 30, 2007, we had incurred net losses since our inception. However, due to the recognition of revenues from up-front and milestone payments from our collaborations with GSK, Astellas and Xanodyne Pharmaceuticals, Inc., we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007, and for the year ended December 31, 2007. However, while recognition of these revenues resulted in a profitable year for 2007, we incurred net losses in 2008 and 2009, and we expect to incur net losses in 2010 as we continue our development activities and seek to advance our product candidates into later stages of development. As of March 31, 2010, we had an accumulated deficit of approximately $333.2 million.

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

Results of Operations

Three Months Ended March 31, 2010 and 2009

Revenues

Our collaboration revenue consisted of the recognition of revenue from up-front and milestone payments from our collaboration with Astellas. Our net revenue from unconsolidated joint operating activities consisted of the recognition of revenue from up-front and milestone payments and the recognition of our share of pre-launch operating losses resulting from our election to co-promote Horizant in the United States with GSK.

As a result of our exercise in April 2009 of the co-promotion option under our development and commercialization agreement with GSK, starting in the second quarter of 2009, this agreement falls within the scope of the Collaborative Agreements topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification. As such, our revenue from the GSK collaboration agreement has been reclassified within the statements of operations for the three months ended March 31, 2009. The statements of operations now include the line item “Net revenue from unconsolidated joint operating activities,” which includes all revenue resulting from our GSK collaboration agreement. Revenue that resulted from our collaboration agreement with Astellas continues to be presented within the “Collaboration revenue” line item. This presentation has no impact on net loss or net loss per share for any period presented. See Basis of Preparation in Note 1 of the Notes to Financial Statements for the table that illustrates the effect of our adoption of the Collaborative Agreements topic and our exercise of the co-promotion option on our previously reported revenues in the statements of operations for the three months ended March 31, 2009.

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Net revenue from unconsolidated joint operating activities	$(286)	$22,898	$(23,184)	(101)%
Collaboration revenue	379	3,379	(3,000)	(89)%

Total revenues	$93	$26,277	$(26,184)	(100)%

The decrease in net revenue from unconsolidated joint operating activities for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to the receipt and recognition of a significant portion of the $20.0 million milestone payment from GSK related to the FDA’s acceptance for review of the Horizant NDA in the three months ended March 31, 2009 and, to a lesser extent, the recognition of our $0.3 million share of pre-launch operating losses of Horizant. As a result of the Complete Response letter, we revised the estimated period of performance over which we recognize milestones paid for clinical trial and pre-clinical activities and the up-front payment.

The decrease in collaboration revenue for the three months ended March 31, 2010 compared to the same period in 2009 was the result of a $3.0 million decrease in revenue recognized under our Astellas agreement from a milestone payment related to the FDA’s acceptance for review of the NDA for Horizant in the United States.

We expect revenues to fluctuate in the future primarily depending upon the potential further development and commercialization of Horizant/XP13512, the timing of milestone-related activities under our Astellas and GSK collaborations and the extent to which we enter into new, or modify existing, collaborative agreements.

Research and Development Expenses

Research and development expenses consisted of costs associated with our research activities and drug discovery efforts, as well as costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Of the total research and development expenses for the three months ended March 31, 2010 and 2009, the allocation of costs associated with research and preclinical and clinical development activities approximated the following:

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Research	$3,631	$5,522	$(1,891)	(34)%
Preclinical and clinical development	11,448	16,245	(4,797)	(30)%

Total research and development	$15,079	$21,767	$(6,688)	(31)%

The decrease in research and development expenses in the three months ended March 31, 2010 compared to the same period in 2009 was principally due to the following:

•	decreased net costs for Horizant/XP13512 of $1.7 million primarily due to decreased manufacturing and clinical costs;

•	decreased net costs for AP of $1.9 million primarily due to decreased manufacturing costs;

•	decreased net costs for XP21279 of $0.7 million primarily due to decreased toxicology costs;

•	decreased net costs for our other development programs of $0.6 million primarily due to decreased clinical costs; and

•	decreased personnel costs of $1.2 million primarily due to decreased headcount and decreased non-cash stock-based compensation of $0.3 million.

We expect our research and development expenses to decrease in 2010 as compared to 2009 as a result of our restructuring plan. The timing and amount of expenses incurred will primarily depend upon the extent of current or future clinical trials for AP and XP21279, as well as the related expenses associated with our development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.

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

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Selling, general and administrative	$8,063	$7,707	$356	5%

Our selling, general and administrative expenses remained relatively constant in the three months ended March 31, 2010 compared to the same period in 2009.

We expect selling, general and administrative expenses in 2010 to remain relatively constant with 2009 levels. The timing and amount of selling, general and administrative expenses incurred will primarily depend upon the NDA approval process for the Horizant NDA and, assuming such approval, the costs associated with potential commercialization of Horizant for RLS.

Restructuring Charges

As a result of the implementation of our restructuring plan, we recorded a restructuring charge of $5.3 million in the three months ended March 31, 2010, consisting primarily of $3.9 million of leave of absence pay, severance and healthcare benefits, $0.9 million of non-cash stock-based compensation and $0.4 million of property and equipment write-offs. This charge excludes any facility-related charges. We are still assessing whether we will continue to use, vacate and/or sublease our office space in a building at 3400 Central Expressway, Santa Clara, California and expect to finalize our plans in the second quarter of 2010. We do not expect to incur additional charges except for facility-related charges, and we expect to complete the restructuring in September 2010.

Interest Income and Interest and Other Expense

Interest income consisted primarily of interest earned on our cash equivalents and short-term investments.

	Three Months Ended March 31,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Interest income	$99	$503	$(404)	(80)%
Interest and other expense	$—	$4	$(4)	(100)%

The decrease in interest income in the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to lower interest rates and lower average cash and cash equivalents and short-term investment balances.

Liquidity and Capital Resources

	As of March 31, 2010	As of December 31, 2009
	(In thousands)
Cash and cash equivalents and short-term investments	$123,251	$143,668
Working capital	110,280	131,749
Restricted investments	1,938	1,933

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash provided by (used in):
Operating activities	$(19,135)	$(8,851)
Investing activities	(4,436)	(8,878)
Financing activities	(369)	371
Capital expenditures (included in investing activities above)	(450)	(847)

Due to our significant research and development expenditures and the lack of regulatory agency approvals to sell products, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our equity securities, non-equity payments from our collaborators and interest earned on investments. At March 31, 2010, we had available cash and cash equivalents and short-term investments of $123.3 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including investments backed by U.S. government-sponsored agencies, U.S. treasury securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $19.1 million and $8.9 million in the three months ended March 31, 2010 and 2009, respectively. The net cash used in operating activities in the three months ended March 31, 2010 primarily reflected our net loss, partially offset by non-cash stock-based compensation. We recorded a restructuring charge of $5.3 million in the three months ended March 31, 2010, which includes approximately $4.0 million of cash expenditures, and, of this amount, $1.0 million was paid in the three months ended March 31, 2010. The net cash used in operating activities in the three months ended March 31, 2009 primarily reflected the non-cash changes in operating assets and liabilities and, to a lesser extent, our net loss, partially offset by non-cash stock-based compensation.

Net cash used in investing activities was $4.4 million and $8.9 million in the three months ended March 31, 2010 and 2009, respectively. The net cash used in investing activities for the three months ended March 31, 2010 and 2009 was primarily related to the purchases of investments, partially offset by proceeds from maturities of investments.

Net cash provided by (used in) financing activities was $(0.4) million and $0.4 million in the three months ended March 31, 2010 and 2009, respectively. The net cash provided by (used in) financing activities for the three months ended March 31, 2010 and 2009 primarily reflected net proceeds provided by (used in) the issuance of common stock and exercise of stock options.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements into the first quarter of 2012. We have based our estimate of cash sufficiency on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our collaborations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

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

If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are, or anticipate that we may be, unable to raise additional funds when needed, we may terminate or delay clinical trials for one or more of our product candidates, we may delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates or we may curtail significant drug development programs that are designed to advance our product candidates. In addition, at any time upon advance notice to GSK, we may exercise the right to revert to a net sales royalty-based compensation structure and forego the right to co-promote Horizant in the United States. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. To the extent that we raise additional capital through equity financings, dilution to our stockholders would result. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us.

Off-Balance Sheet Arrangements

We currently have no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Our future contractual obligations at March 31, 2010 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating lease obligations	$16,038	$5,541	$8,812	$1,685	$—

Recent Accounting Pronouncements

In September 2009, the FASB Emerging Issues Task Force, or EITF, reached a consensus on Accounting Standards Update, or ASU, 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of the Revenue Arrangements — Multiple-Element Arrangements topic of the Codification. ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. As a result, ASU 2009-13 will be applied by us on a prospective basis for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011.

In April 2010, the FASB EITF reached a consensus on ASU 2010-17 (Topic 605), Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 provides guidance on defining a milestone and determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 will be applied on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with earlier adoption permitted. As a result, ASU 2010-17 will be applied by us on a prospective basis for milestones achieved in the first quarter of fiscal 2011. We are currently evaluating the potential impact of the adoption of ASU 2010-17 on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2010, we had cash and cash equivalents and short-term investments of $123.3 million consisting of cash and highly liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amounts of $0.2 million and $0.9 million during the three months ended March 31, 2010 and 2009, respectively, to this European contract manufacturer. We are subject to exposure to fluctuations in foreign exchange rates in connection with agreements with this European contract manufacturer. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, as of March 31, 2010, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2010.

Risks Related to Our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never sustain profitability.*

We have a limited operating history and have incurred cumulative losses of $333.2 million since our inception in May 1999. In the three months ended March 31, 2010 and 2009, we incurred net losses of $28.2 million and $2.7 million, respectively. Due to the recognition of revenues from up-front and milestone payments from our collaborations with Glaxo Group Limited, or GSK, Astellas Pharma Inc. and Xanodyne Pharmaceuticals, Inc., we were profitable in the three-month periods ended June 30, September 30, and December 31, 2007, and for the year ended December 31, 2007. However, while recognition of these revenues resulted in a profitable year for 2007, we incurred net losses in 2008 and 2009, and we expect to incur net losses in 2010. Subject to regulatory approval of any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

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

Our success depends substantially on our most advanced product candidates, which are still under development. If we or our collaborative partners are unable to bring any or all of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be harmed. *

Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of our product candidates. In February 2010, we and our partner, GSK, announced that GSK received a Complete Response letter from the U.S. Food and Drug Administration, or FDA, regarding the new drug application, or NDA, submitted by GSK seeking approval of Horizant (gabapentin enacarbil) Extended-Release Tablets for the treatment of moderate-to-severe primary restless legs syndrome, or RLS. A Complete Response letter is issued by the FDA’s Center of Drug Evaluation and Research when the review of a file is completed and questions remain that preclude the approval of the NDA in its current form. In the Complete Response letter, the FDA indicated that a preclinical finding of pancreatic acinar cell tumors in rats was of sufficient concern to preclude approval of the Horizant NDA for RLS in its current form. Together with GSK, we are communicating with the FDA, assessing the appropriate next steps and planning to file a Complete Response resubmission containing additional information that could address the FDA’s concerns. The Complete Response letter will delay and could prevent the approval of Horizant in RLS and will delay the development of Horizant in neuropathic pain. GSK is currently evaluating Horizant in a Phase 2b clinical trial for migraine prophylaxis in the United States. Beyond the current trial in migraine prophylaxis, which is continuing, further development or trials in migraine prophylaxis may be delayed due to the Complete Response letter, as well.

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

For example, in September 2009, we announced that we would no longer be pursuing further development of arbaclofen placarbil, or AP, also known as XP19986, for acute back spasms following the completion of a Phase 2 clinical trial of AP in patients with acute moderate to severe muscle spasms in the lumbar region that did not demonstrate AP efficacy over placebo. If we or our collaborative partners are unable to make additional product candidates commercially available, we may not be able to generate substantial product revenues, which would adversely affect our business and financial condition. The results of our clinical trials to date do not provide assurance that acceptable efficacy or safety will be shown upon completion of future clinical trials.

If we or our partners are not able to obtain required regulatory approvals, we or our partners will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA and other agencies in the United States and by comparable authorities in other countries. The inability to obtain FDA approval or approval from comparable authorities in other countries would prevent us and our collaborative partners from commercializing our product candidates in the United States or other countries. We or our collaborative partners may never receive regulatory approval for the commercial sale of our product candidates. For example, in February 2010, GSK received a Complete Response letter from the FDA in which a preclinical finding of pancreatic acinar cell tumors in rats precluded approval of the Horizant NDA for the treatment of RLS in its current form. We and GSK are currently evaluating strategies and options for further development of Horizant in RLS and other indications. However, it is unknown when or if we and GSK will obtain FDA approval for Horizant for RLS or any indication. If we are unable to obtain regulatory approval of Horizant, we may not achieve profitability and our business will be severely harmed. Moreover, if the FDA requires that any of our products or product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our collaborative partners will be unable to begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our products or product candidates is classified as a controlled substance by the DEA, we or our collaborative partners would have to register annually with the DEA and those product candidates would be subject to additional regulation.

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

In December 2005, we entered into a collaboration with Astellas for the development and commercialization of XP13512, also known as ASP8825, in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. In February 2007, we entered into an exclusive collaboration with GSK to develop and commercialize XP13512, also known as GSK1838262 and by the trade name Horizant (gabapentin enacarbil) Extended-Release Tablets in the United States, worldwide, excluding the Astellas territory.

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

As a further example, we cannot control the process for securing FDA approval of Horizant for the potential treatment of RLS. GSK is responsible for all interactions with the FDA. If the FDA requires additional studies or trials evaluating the safety or efficacy of Horizant, GSK would be responsible for performing such studies or trials. We cannot control the amount and timing of resources that GSK or Astellas may devote to the development or commercialization of Horizant/XP13512 or its marketing and distribution. In February 2010, GSK announced that it is proposing to cease discovery research in certain neuroscience areas, including depression and pain. We are currently evaluating with GSK the next steps in the development plan for Horizant as a potential treatment for neuropathic pain, which we anticipate will be delayed based on the Complete Response letter for RLS. However, GSK may not develop Horizant for neuropathic pain, or for any further indications. GSK or Astellas may abandon further development or the pursuit of regulatory approval of Horizant or XP13512, and may terminate their respective collaboration agreements with us, which could delay or impair the development and commercialization of Horizant/XP13512 and harm our business.

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

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements into the first quarter of 2012. We have based our cash sufficiency estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our current collaborations.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may:

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

For example, in January 2009, we suspended preclinical development activities for XP20925, our Transported Prodrug of propofol, to focus our resources on development of later-stage product candidates. In addition, in March 2010, as a result of the Complete Response letter precluding approval of the Horizant NDA for RLS in its current form, we implemented a restructuring plan to reduce expenses, focus our resources on advancement of our later-stage product candidates and eliminate our discovery research efforts. In connection with this restructuring, we have chosen to postpone the commencement of additional clinical trials of AP as a potential treatment for spasticity to focus our clinical development resources on the completion of our current Phase 2b clinical trial of AP as a potential treatment for gastroesophageal reflux disease, or GERD.

However, we may not realize all of the anticipated benefits of our expense reduction strategies. Our restructuring in March 2010 resulted in a reduction in force of 107 employees, or approximately 50% of our workforce. We are still assessing whether we will continue to use, vacate and/or sublease certain of our office space. If we are able to vacate certain of our facilities, we will need to assess the potential for sublease income. Estimates for sublease income would require significant assumptions regarding the time required to contract with subtenants, the amount of idle space we would be able to sublease and potential future sublease rates. If we are able to vacate certain of our facilities, we would need to continue to update our estimate of the lease exit costs in our financial statements until we were able to negotiate an exit to the lease or negotiate a sublease for the remaining term of the lease. If we experience excessive unanticipated inefficiencies or incremental costs in connection with restructuring activities, such as unanticipated inefficiencies caused by reducing headcount, we may be unable to meaningfully realize cost savings and we may incur expenses in excess of what we anticipate. Either of these outcomes could prevent us from meeting our strategic objectives, could cause a delay in clinical development programs and could adversely impact our results of operations and financial condition.

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

Even if patents are issued regarding our product candidates or methods of using them, those patents can be challenged by our competitors who can argue such patents are invalid and/or unenforceable. For example, in September 2008, a law firm on behalf of an undisclosed client filed an opposition against the patent grant of one of our European patent applications covering XP13512, and in April 2009, we filed a response to the opposition. The European patent office, at an opposition hearing in April 2010, undertook a full review of the grant of the European patent, and ruled that our European patent covering the composition of matter of XP13512 is valid. We expect the law firm that filed the opposition to appeal the ruling on behalf of the undisclosed client. Patents also may not protect our product candidates if competitors devise ways of making these or similar product candidates without legally infringing our patents. The Federal Food, Drug and Cosmetic Act and FDA regulations and policies provide incentives to manufacturers to challenge patent validity and these same types of incentives encourage manufacturers to submit NDAs that rely on literature and clinical data not prepared for or by the drug sponsor.

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

As part of the approval process of our product candidates in the United States, the FDA may determine that the product candidates be granted an exclusivity period during which other manufacturers’ applications for approval of generic versions of our products will not be granted. Generic manufacturers often wait to challenge the patents protecting products that have been granted exclusivity until one year prior to the end of the exclusivity period. While the FDA has historically granted a five-year new chemical entity exclusivity to prodrugs such as Horizant and AP, a lawsuit was recently filed by a generic drug company against the FDA challenging the grant of the five-year exclusivity to another company’s prodrug. In October 2009, the FDA, following a review of applicable statutes and regulations and a period for public comment, reaffirmed its decision to grant the five-year exclusivity to the prodrug. In March 2010, the U.S. District Court for the District of Columbia granted summary judgment to the FDA confirming the grant of five-year exclusivity to the prodrug. However, the generic drug company has filed an appeal. If the decision is overturned on appeal, it could mean that Horizant and AP receive shorter or no exclusivity periods. It is also possible that generic manufacturers are considering attempts to seek FDA approval for a similar or identical drug as our product candidate through an abbreviated NDA, which is the application form typically used by manufacturers seeking approval of a generic drug. If our patents are subject to challenges, we may need to spend significant resources to defend such challenges and we may not be able to defend our patents successfully.

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

Under the terms of our collaboration with GSK, GSK is solely responsible for the manufacture of Horizant/XP13512 to support its development and commercialization within the GSK territory. GSK is currently relying on a single source supplier for clinical supplies of Horizant/XP13512. If GSK fails to qualify alternative manufacturers of Horizant/XP13512, the current contract manufacturer terminates their agreement with GSK and GSK is otherwise unable to manufacture or contract to manufacture sufficient quantities of Horizant/XP13512, the development and commercialization of Horizant/XP13512 could be impaired or delayed in the GSK territory. Under the terms of our collaboration with Astellas, Astellas is solely responsible for the manufacture of XP13512 to support its development and commercialization within the Astellas territory. Astellas is currently relying on a single source supplier for clinical supplies of XP13512. As a result, if Astellas fails to manufacture or contract to manufacture sufficient quantities of XP13512, development and commercialization of XP13512 could be impaired or delayed in the Astellas territory.

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

We currently rely on DSM Pharmaceuticals, Inc. as our single source supplier of AP formulated in sustained-release tablets for future clinical trials at specified transfer prices under quotations agreed upon by the parties as a part of a master services agreement. In the event that DSM terminates the agreement under specified circumstances, we would not be able to commercialize AP sustained-release tablets until an alternative supplier is qualified. This could delay the development of, and impair our ability to commercialize, AP.

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

We currently rely on Piramal Healthcare as our single source supplier of XP21279 in API form under a manufacturing services and product supply agreement. In the event that Piramal terminates the agreement under specified circumstances, we would not be able to manufacture API until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, this product candidate.

We have purchased from Metrics, Inc., our single source supplier of XP21279 formulated in sustained-release tablets, XP21279 at specified transfer prices under quotations agreed upon by the parties as a part of a master services agreement. We have recently qualified Patheon Inc. as a supplier for the manufacture of XP21279 with carbidopa bi-layer tablets to be supplied under quotations agreed upon by the parties as part of a master services agreement. In the event that Metrics terminates the agreement under specified circumstances for manufacture of XP21279 sustained-release tablets or Patheon terminates the agreement under specified circumstances for the manufacture of XP21279 with carbidopa bi-layer tablets, we would not be able to manufacture XP21279 until an alternative supplier is qualified. This could delay the development of, and impair our ability to commercialize, XP21279.

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

Our current reliance, and our and our partners’ anticipated future reliance, on third-party manufacturers will expose us and our partners to risks that could result in higher costs or lost product revenues or delay or prevent:

•	the initiation or completion of clinical trials by us or our partners;

•	the submission of applications for regulatory approvals; and

•	the approval of our products by the FDA or foreign regulatory authorities or the commercialization of our products.

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

Discovery of previously unknown problems, or increased focus on a known problem, with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. Although gabapentin, baclofen (which includes the R-isomer of baclofen) and L-Dopa, the parent drugs of Horizant/XP13512, AP and XP21279, respectively, have been used successfully in patients for many years, newly observed toxicities, or worsening of known toxicities, in patients receiving gabapentin, baclofen and L-Dopa could result in increased regulatory scrutiny of Horizant/XP13512, AP and XP21279, respectively.

For example, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats precluded FDA approval of the Horizant NDA in RLS in its current form. Although there were similar findings of rat pancreatic acinar cell tumors following treatment with gabapentin, the FDA has to date not prevented the use of gabapentin.

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

We may not be successful in our efforts to develop additional Transported Prodrug candidates.*

An important element of our strategy is to develop and commercialize Transported Prodrugs that improve upon the absorption, distribution and/or metabolism of drugs that have already received regulatory approval. Programs to develop and commercialize new product candidates require substantial technical, financial and human resources. These programs may initially show promise with respect to potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•	the methodology used may not be successful in identifying potential product candidates for development; or

•

potential product candidates may, on further study, be shown to have inadequate efficacy, harmful side effects, suboptimal pharmaceutical profile or other characteristics suggesting that they are unlikely to be effective products.

As part of our restructuring in March 2010, we eliminated our discovery research department, which will prevent our ability to identify and discover new product candidates at this time. If we are unable to develop suitable product candidates internally, we may pursue additional product candidates through in-licensing. Any growth through in-licensing would depend upon the availability of suitable product candidates at favorable prices and upon advantageous terms and conditions. To obtain additional product candidates, we may also reconstitute our discovery research department, which would require the expenditure of significant resources and the identification and hiring of a number of highly-skilled employees. Such efforts could divert the time and resources from the later-stage development or commercialization of our product candidates.

If we are unable to develop or obtain suitable product candidates, we will not be able to increase our revenues in future periods, which could result in significant harm to our financial position and adversely impact our stock price.

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

Because we have a number of product candidates and are considering a variety of target indications, we may expend our limited resources to pursue a particular candidate or indication and fail to capitalize on candidates or indications that may be more profitable or for which there is a greater likelihood of success.*

Because we have limited financial and managerial resources, we must focus on product candidates for the specific indications that we believe are the most promising. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. In addition, we may spend valuable time and managerial and financial resources on product candidates for specific indications that ultimately do not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in situations where it would have been more advantageous for us to retain sole rights to development and commercialization.

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

Under the terms of our collaboration with GSK, we are entitled to a royalty based on a percentage of net sales of XP13512 outside of the United States. In the United States, if we receive approval from the FDA of an NDA for Horizant, until such time, if any, as we exercise the right to revert to a net sales royalty, we will share marketing and commercialization costs and share operating profits from net sales of Horizant, if any. If Horizant is approved, we intend to establish our own specialty sales force to sell and market our products. We would also be eligible to receive payments on details we perform on Requip XL, GSK’s product for Parkinson’s disease in the United States, prior to its loss of exclusivity, as well as payments from details we perform on Horizant. We would co-promote Horizant and co-detail Requip XL in the United States to the same prescribers.

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

The trend toward managed healthcare in the United States and the changes in health insurance programs, as well as the recently enacted healthcare reform bill, may result in lower prices for pharmaceutical products, including any products that may result from our product candidates. In addition, any future regulatory changes regarding the healthcare industry or third-party coverage and reimbursement may affect demand for any products that we may develop and could harm our sales and profitability.

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

In March 2010, the Patient Protection Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. Such laws are anticipated to have a wide range of effects on the management of healthcare in the Untied States, including potentially on the pricing and availability of government reimbursement for pharmaceutical products. The full effect of the healthcare reform acts are still unknown, and we are currently evaluating the impact such laws could have on our business.

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

Products that we believe could compete with Horizant include the following drugs approved for the treatment of RLS: Mirapex (pramipexole) from Boehringer Ingelheim GmbH; generic pramipexole that is marketed by, among others, Teva Pharmaceuticals Industries, Ltd.; Requip (ropinirole) from GSK; and generic ropinirole that is marketed by, among others, CorePharma, LLC, Roxane Laboratories, Inc., Mylan Pharmaceuticals Inc., Wockhardt USA LLC and Teva. In addition, we could experience competition from Neupro (the rotigotine transdermal system), a dopamine agonist patch from UCB, which filed its NDA for the treatment of RLS with the FDA in 2007 and has received a Complete Response letter from the FDA. Products that we believe could compete with Horizant for the treatment of neuropathic pain and migraine prophylaxis include drugs that act on the same target as Horizant, such as Lyrica (pregabalin), Neurontin (gabapentin) from Pfizer and generic gabapentin that is marketed by Alpharma Inc., IVAX Corp, Pfizer and Teva, among others. Competition for Horizant could also include drugs such as Cymbalta (duloxetine) from Eli Lilly and Company, which is approved for the management of DPN, and topiramate, marketed as Topamax by Johnson & Johnson and generically by, among others, Roxane, Mylan and Teva, which is approved for the prevention of migraines. In addition, Depomed, Inc. has submitted an NDA seeking approval of DM-1796 (gabapentin GR), an extended-release formulation of gabapentin, for the management of PHN. We believe that AP, our product candidate that is a Transported Prodrug of R-baclofen, could experience competition from several generic drugs approved for the treatment of spasticity, including racemic baclofen, diazepam, dantrolene sodium and tizanidine. A therapy in development for the treatment of spasticity is IPX056, an extended-release formulation of baclofen, from Impax Laboratories, Inc. Products that could compete with AP in the gastroesophageal reflux disease, or GERD, therapeutic area include: Protonix (pantoprazole sodium) from Pfizer; Prevacid (lansoprazole) from Takeda Pharmaceutical Company Limited; Nexium (esomeprazole) and Prilosec (omeprazole) from AstraZeneca Pharmaceuticals LP; Aciphex (rabeprazole) from Eisai/Johnson & Johnson; and generic H2 receptor antagonists such as cimetidine, ranitidine, famotidine and nizatidine. A product candidate in development for the treatment of GERD is AZD3355, a GABA(B) receptor agonist, from AstraZeneca. Products that could compete with XP21279, our product candidate that is a Transported Prodrug of L-Dopa, include: generic L-Dopa/carbidopa drugs and other drugs approved for the treatment of Parkinson’s disease, including Stalevo, a combination therapy of L-Dopa/carbidopa/entacapone that is marketed in the United States by Novartis; dopamine agonists such as Mirapex, Requip and Neupro, which are marketed by Boehringer-Ingelheim, GSK and UCB, respectively; as well as generic ropinirole that is marketed by, among others, Roxane, Teva and Mylan. In addition, IPX066 from Impax, an extended-release formulation of L-Dopa/carbidopa, is in Phase 3 clinical development. There may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.

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

We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to Horizant/XP13512, the composition-of-matter patents relating to gabapentin have expired. Off-label prescriptions written for gabapentin for indications for which we or our partners are developing Horizant/XP13512 could adversely affect our ability to generate revenue from the sale of Horizant/XP13512, if approved for commercial sale in such indications. This could result in reduced sales and increased pricing pressure on Horizant/XP13512, if approved in such indications, which in turn would reduce our ability to generate revenue and have a negative impact on our results of operations.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.*

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians. If we are not able to retain Drs. Ronald Barrett, Kenneth Cundy, David Savello and David Stamler, we may not be able to successfully develop or commercialize our product candidates. Competition for experienced scientists and development staff may limit our ability to hire and retain highly qualified personnel on acceptable terms. In addition, none of our employees have employment commitments for any fixed period of time and could leave our employment at will. We do not carry “key person” insurance covering members of senior management or key scientific personnel. If we fail to identify, attract and retain qualified personnel, we may be unable to continue our development and commercialization activities.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products that we successfully develop caused injuries, we will incur substantial liabilities.

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

Our development activities involve the use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We, the third parties that conduct clinical trials on our behalf and the third parties that manufacture our product candidates are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and waste products. The cost of compliance with these laws and regulations could be significant. The failure to comply with these laws and regulations could result in significant fines and work stoppages and may harm our business.

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

Our facility is located near known earthquake fault zones, and the occurrence of an earthquake, extremist attack or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.*

Our facility is located near known earthquake fault zones and, therefore, is vulnerable to damage from earthquakes. In October 1989, a major earthquake struck this area and caused significant property damage and a number of fatalities. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist organizations, fire, floods and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. We currently may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

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

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*

As of April 15, 2010, our executive officers, directors and holders of 5% or more of our outstanding common stock beneficially owned approximately 55.6% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

We have adopted a rights agreement under which certain stockholders have the right to purchase shares of a new series of preferred stock, at an exercise price of $140.00 per one one-hundredth of a share, if a person acquires more than 15% of our common stock. The rights plan could make it more difficult for a person to acquire a majority of our outstanding voting stock. The rights plan could also reduce the price that investors might be willing to pay for shares of our common stock and result in the market price being lower than it would be without the rights plan. In addition, the existence of the rights plan itself may deter a potential acquiror from acquiring us. As a result, either by operation of the rights plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

If there are large sales of our common stock, the market price of our common stock could drop substantially.*

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of April 15, 2010, we had 30,471,038 outstanding shares of common stock. Of these shares, up to 14,692,760 shares of common stock are tradable under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and manner of sale requirements under Rule 144, and the remainder of the shares outstanding as of April 15, 2010, have been registered under the Securities Act and are freely tradable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Right Certificate(4)

4.3	Form of Registered Direct Common Warrant(5)

10.33	2010 Executive Compensation

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(6)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.
(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(4)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 30, 2008.
(6)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc. (Registrant)

May 10, 2010	/s/ RONALD W. BARRETT
Ronald W. Barrett
Chief Executive Officer and Director
(principal executive officer)

May 10, 2010	/s/ WILLIAM G. HARRIS
William G. Harris
Senior Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

May 10, 2010	/s/ MARTYN J. WEBSTER
Martyn J. Webster
Vice President of Finance

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Right Certificate(4)

4.3	Form of Registered Direct Common Warrant(5)

10.33	2010 Executive Compensation

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(6)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.
(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(4)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 30, 2008.
(6)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.