Form 10-Q
period 2010-06-30
XENOPORT INC
filed 2010-08-06
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Total number of shares of common stock outstanding as of July 15, 2010: 30,557,743.

XENOPORT, INC.

XenoPort and Transported Prodrug are trademarks of XenoPort, Inc.

Horizant, Requip and Requip XL are trademarks of GlaxoSmithKline.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
	(In thousands)
Current assets:
Cash and cash equivalents	$13,869	$36,255
Short-term investments	91,150	107,413
Prepaids and other current assets	3,250	3,719

Total current assets	108,269	147,387
Property and equipment, net	8,937	10,726
Restricted investments and other assets	2,700	2,099

Total assets	$119,906	$160,212

Current liabilities:
Accounts payable	$1,714	$2,031
Accrued compensation	2,761	5,653
Accrued restructuring charges	252	—
Accrued preclinical and clinical costs	4,141	3,109
Accrued unconsolidated joint operating activities	—	1,095
Other accrued liabilities	566	911
Deferred rent	1,139	1,055
Deferred revenue	1,677	1,784

Total current liabilities	12,250	15,638
Accrued unconsolidated joint operating activities	1,376	—
Deferred revenue	16,540	17,298
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 60,000 shares authorized; 30,556 and 30,403 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	30	30
Additional paid-in capital	442,380	432,157
Accumulated other comprehensive income	14	26
Accumulated deficit	(352,684)	(304,937)

Total stockholders’ equity	89,740	127,276

Total liabilities and stockholders’ equity	$119,906	$160,212

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenues:
Net revenue from unconsolidated joint operating activities	$112	$1,452	$(174)	$24,350
Collaboration revenue	379	379	758	3,758

Total revenues	491	1,831	584	28,108

Operating expenses:
Research and development	12,867	15,250	27,946	37,017
Selling, general and administrative	7,217	7,846	15,280	15,553
Restructuring charges	—	—	5,275	—

Total operating expenses	20,084	23,096	48,501	52,570

Loss from operations	(19,593)	(21,265)	(47,917)	(24,462)
Interest income	71	351	170	854
Interest and other expense	—	—	—	(4)

Net loss	$(19,522)	$(20,914)	$(47,747)	$(23,612)

Basic and diluted net loss per share	$(0.64)	$(0.76)	$(1.57)	$(0.86)

Shares used to compute basic and diluted net loss per share	30,515	27,351	30,476	27,321

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Operating activities
Net loss	$(47,747)	$(23,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,303	1,845
Accretion of investment discounts and amortization of investment premiums, net	766	(1)
Stock-based compensation expense	9,949	9,251
Changes in assets and liabilities:
Prepaids and other current and noncurrent assets	469	(1,451)
Accounts payable	(317)	335
Accrued compensation	(2,892)	(967)
Accrued restructuring charges	252	—
Accrued preclinical and clinical costs	1,032	(7,142)
Accrued unconsolidated joint operating activities	281	327
Other accrued liabilities	(345)	(986)
Deferred revenue	(865)	(5,434)
Deferred rent	(508)	(432)

Net cash used in operating activities	(37,622)	(28,267)

Investing activities
Purchases of investments	(64,553)	(99,091)
Proceeds from maturities of investments	80,038	73,449
Change in restricted investments	(9)	(22)
Purchases of property and equipment	(514)	(2,012)

Net cash provided by (used in) investing activities	14,962	(27,676)

Financing activities
Net proceeds provided by issuance of common stock and exercise of stock options	274	1,420

Net cash provided by financing activities	274	1,420

Net decrease in cash and cash equivalents	(22,386)	(54,523)
Cash and cash equivalents at beginning of period	36,255	66,050

Cash and cash equivalents at end of period	$13,869	$11,527

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

Basis of Preparation

The accompanying financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2010 and results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, is the single source of authoritative U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2010.

As a result of the Company’s exercise in April 2009 of the co-promotion option under its development and commercialization agreement with Glaxo Group Limited, or GSK, starting in the second quarter of 2009, this agreement falls within the scope of the Collaborative Arrangements topic of the Codification. As such, the Company’s revenue from the GSK collaboration agreement has been reclassified within the statements of operations starting in the second quarter of 2009. The statements of operations include the line item “Net revenue from unconsolidated joint operating activities,” which includes all revenue and profit and loss sharing resulting from the Company’s GSK collaboration agreement. Revenue that resulted from the Company’s collaboration agreement with Astellas Pharma Inc. continues to be presented within the “Collaboration revenue” line item. This presentation has no impact on net loss or net loss per share.

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

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Collaboration revenue includes revenue from the Company’s current collaboration agreement with Astellas. Net revenue from unconsolidated joint operating activities includes all revenue and profit and loss sharing that result solely from the Company’s current collaboration agreement with GSK. The Company accounts for the revenue activities of these collaboration agreements as follows:

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

Clinical Trials

The Company accrues and expenses the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and reduced by any initial payment made to the clinical trial site when the first patient is enrolled. Nonrefundable advance payments for research and development goods or services are recognized as an expense as the related goods are delivered or the related services are provided in accordance with the provisions of the Research and Development Arrangements topic of the Codification.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents and short-term investments, approximate fair value due to their short maturities. The Company accounts for the fair value of its financial instruments in accordance with the provisions of the Fair Value Measurements and Disclosures topic of the Codification.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Recent Accounting Pronouncements

In September 2009, the FASB Emerging Issues Task Force, or EITF, reached a consensus on Accounting Standards Update, or ASU, 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of the Revenue Recognition — Multiple-Element Arrangements topic of the Codification. ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 will be effective prospectively for revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010, with earlier application permitted. As a result, ASU 2009-13 will be applied by the Company on a prospective basis for revenue arrangements entered into, or materially modified, beginning in the first quarter of fiscal 2011.

In April 2010, the FASB EITF reached a consensus on ASU 2010-17 (Topic 605), Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 provides guidance on defining a milestone and determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 will be effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with earlier adoption permitted. As a result, ASU 2010-17 will be applied by the Company on a prospective basis for milestones achieved starting in the first quarter of fiscal 2011. The Company is currently evaluating the potential impact of the adoption of ASU 2010-17 on the Company’s financial position and results of operations.

2. Collaboration Agreements

Astellas Pharma Inc.

In December 2005, the Company entered into an agreement in which it licensed to Astellas exclusive rights to develop and commercialize the Company’s most advanced product candidate, XP13512, in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. The Company received an initial license payment of $25,000,000 in December 2005, which has been deferred and is being recognized on a straight-line basis over the period that the Company expects to remain obligated to provide services. In addition, the Company is eligible to receive potential total payments of $60,000,000 upon the achievement of additional clinical and regulatory milestones, of which $23,000,000 has been received to date. The Company is also entitled to receive percentage-based royalties on any net sales of XP13512 in the Astellas territory. In each of the three months ended June 30, 2010 and 2009, the Company recognized revenue of $379,000, representing amortization of the up-front license payment under this agreement. In the six months ended June 30, 2010 and 2009, the Company recognized revenue of $758,000 and $3,758,000, respectively, representing amortization of the up-front license payment under this agreement and, for the 2009 period, recognition of the milestone payment in connection with the U.S. Food and Drug Administration’s, or FDA’s, acceptance for review of the new drug application, or NDA, filed by GSK for Horizant/XP13512 in the United States. As of June 30, 2010, the Company had recognized an aggregate of $29,944,000 of revenue pursuant to this agreement. At June 30, 2010, $18,055,000 of revenue was deferred under this agreement, of which $1,515,000 was classified within current liabilities and the remaining $16,540,000 was recorded as a noncurrent liability. In addition, the agreement allowed Astellas to request that the Company conduct development activities and required Astellas to source all drug product and both clinical and commercial supplies of the active pharmaceutical ingredient, or API, form of XP13512 from the Company under a specified supply agreement. In October 2009, all of the Company’s remaining manufacturing or supply obligations to Astellas for XP13512 API or finished drug product ceased. The Company remains obligated to provide certain services as originally specified in the December 2005 arrangement. Under the supply arrangement and requested development activities, the Company recorded a net offset to research and development expenses of $0 and $1,345,000 in the three months ended June 30, 2010 and 2009, respectively, and $168,000 and $624,000 in the six months ended June 30, 2010 and 2009, respectively.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Glaxo Group Limited

In February 2007, the Company entered into an exclusive collaboration with GSK to develop and commercialize XP13512, known in the United States by the trade name Horizant (gabapentin enacarbil) Extended-Release Tablets, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in all countries of the world excluding the Astellas territory. In March 2007, GSK made an up-front, non-refundable license payment of $75,000,000. In addition, GSK has agreed to make additional payments of: (i) up to $275,000,000 upon the achievement of additional clinical and regulatory milestones, of which $85,000,000 has been received to date; and (ii) up to $290,000,000 upon the achievement of specified Horizant sales levels. Under the terms of the agreement, GSK is responsible for all future development costs and leading the development and registration of Horizant/XP13512 for all other indications. GSK is solely responsible for the manufacture of Horizant/XP13512 to support the development and commercialization of Horizant/XP13512 within the GSK territory. The Company has concluded that the up-front license payment does not have value to GSK on a stand-alone basis without the benefit of the specified development activities that the Company is performing in connection with Horizant/XP13512 and that $85,000,000 of milestones payable for clinical trial and pre-clinical activities were either not sufficiently substantive or not sufficiently at risk to be accounted for using the “when-earned” model. Accordingly, these milestones and the up-front payment were combined into one unit of accounting that is being recognized over the best estimate of the development period to commercialization of the product during which time delivery of substantially all of the efforts required for the completion of the Company’s contractual responsibilities under the GSK agreement is expected to occur. In February 2010, GSK received a Complete Response letter from the FDA regarding the NDA for Horizant for RLS. A Complete Response letter is issued by the FDA’s Center of Drug Evaluation and Research when the review of a file is completed and questions remain that preclude the approval of the NDA in its current form. As a result of the Complete Response letter, the Company revised its estimated period of performance. As of June 30, 2010, the Company had recognized an aggregate of $159,838,000 of up-front license and milestone revenues pursuant to this agreement. At June 30, 2010, $162,000 of revenue was deferred under this agreement, all of which was classified within current liabilities.

Coincident with the Company’s exercise of the U.S. co-promotion option in April 2009, all allowable expenses under the agreement and any potential future sales of Horizant are accounted for using a joint profit and loss, or P&L, statement, in which the Company and GSK share in the resulting operating pre-tax profits and losses. Prior to the launch of Horizant, cash payments to GSK representing the Company’s share of the losses are deferred and will be payable without interest over a period of time following the launch. Pending resolution of the outcome of the Complete Response letter from the FDA and future FDA approval, the Company would co-promote Horizant with GSK and share profits and losses from the potential future sales of Horizant in the United States. Pending FDA approval of Horizant, GSK is responsible for: establishing pricing and reimbursement; creating promotional and advertising materials; managed care contracting; receiving, accepting and filling orders; distributing; controlling invoicing, order processing and collecting accounts receivable; and recording sales of Horizant in the United States. Expenses that can be charged to the joint P&L statement are the cost of goods and certain costs directly related to Horizant marketing and sales. Sales and marketing expenses of Horizant that the Company incurs that are not charged to the joint P&L statement are classified as selling, general and administrative operating expenses within the Company’s statements of operations. The Company may terminate its co-promotion right and participation in the profit share arrangement at any time upon notice to GSK with no penalty to the Company, in which case the original royalty-based compensation structure under the agreement would apply for net sales of Horizant in the United States. Under the terms of the agreement, as amended in February 2009, the Company has the right to commence the detailing of Requip XL, GSK’s product for Parkinson’s disease, around the time of the Horizant launch, and the Company would be entitled to continue these detailing activities until the earlier of the launch of a generic form of Requip XL or July 1, 2011. The Company would be compensated by GSK for each detail of Requip XL completed by the Company’s sales representatives through a fee that is separate from the Horizant joint P&L statement. The Company has concluded that the potential details of Horizant and Requip XL and the amount from the joint P&L statement together constitute one unit of accounting separate from the previously established milestone and up-front payment unit of accounting. The Company also has determined the commercialization of its portfolio of product candidates to be part of its core operations, and accordingly concluded that all revenue and profit and loss sharing resulting from the Company’s GSK collaboration agreement are presented in the net revenue from unconsolidated joint operating activities line item in the revenues section of the statements of operations in the period the related activities occur. The Company began recording its share of pre-launch operating losses from the joint P&L statement of Horizant in the second quarter of 2009. No detailing activities occurred and no detail reimbursements were recognized in the three and six months ended June 30, 2010. The collaboration between GSK and the Company was created through a contractual arrangement, not through a joint venture or other legal entity.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s net revenue from unconsolidated joint operating activities from the collaboration agreement with GSK is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Up-front license and development milestone revenue	$53	$1,778	$107	$24,676
XenoPort’s share of pre-launch operating losses	59	(326)	(281)	(326)

Net revenue from unconsolidated joint operating activities	$112	$1,452	$(174)	$24,350

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net loss	$(19,522)	$(20,914)	$(47,747)	$(23,612)

Denominator:
Weighted-average common shares outstanding	30,515	27,351	30,476	27,321

Basic and diluted net loss per share	$(0.64)	$(0.76)	$(1.57)	$(0.86)

Outstanding securities not included in the computation of diluted net loss per share as they had an antidilutive effect:
Restricted stock units and options to purchase common stock	5,434	4,185	5,434	4,185
Warrants outstanding	305	305	305	305

	5,739	4,490	5,739	4,490

4. Comprehensive Loss

The Company displays comprehensive loss and its components as part of the annual statement of stockholders’ equity. Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale securities. Total comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net loss	$(19,522)	$(20,914)	$(47,747)	$(23,612)
Change in unrealized gains (losses) on available-for-sale securities	1	(60)	(12)	(368)

	$(19,521)	$(20,974)	$(47,759)	$(23,980)

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2010:
Cash	$904	$—	$—	$904
Money market funds	9,665	—	—	9,665
U.S. treasury securities	21,806	1	—	21,807
U.S. government-sponsored agencies	72,630	14	(1)	72,643
Certificates of deposit	1,942	—	—	1,942

	$106,947	$15	$(1)	$106,961

Reported as:
Cash and cash equivalents				$13,869
Short-term investments				91,150
Restricted investments				1,942

				$106,961

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2009:
Cash	$4,115	$—	$—	$4,115
Money market funds	18,260	—	—	18,260
U.S. treasury securities	22,024	—	(7)	22,017
U.S. government-sponsored agencies	99,243	40	(7)	99,276
Certificates of deposit	1,933	—	—	1,933

	$145,575	$40	$(14)	$145,601

Reported as:
Cash and cash equivalents				$36,255
Short-term investments				107,413
Restricted investments				1,933

				$145,601

At June 30, 2010 and December 31, 2009, the contractual maturities of all investments held were less than one year.

No gross realized gains or losses were recognized in the three or six months ended June 30, 2010 or in the same periods in 2009.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value using the following inputs (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$9,665	$9,665	$—	$—
U.S. treasury securities	21,807	—	21,807	—
U.S. government-sponsored agencies	72,643	—	72,643	—

Total	$104,115	$9,665	$94,450	$—

		Fair Value Measurements at Reporting Date Using
Description	Total as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$18,260	$18,260	$—	$—
U.S. treasury securities	22,017	—	22,017	—
U.S. government-sponsored agencies	99,276	—	99,276	—

Total	$139,553	$18,260	$121,293	$—

6. Stock-Based Compensation

Details of the Company’s employee non-cash stock-based compensation, excluding non-cash stock-based compensation resulting from the Company’s restructuring plan, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Research and development	$2,018	$2,488	$4,337	$5,133
Selling, general and administrative	2,441	2,082	4,759	4,118

	$4,459	$4,570	$9,096	$9,251

On May 13, 2010, the Company granted performance stock unit awards to two executive employees. Each performance stock unit award is scheduled to vest three years from the grant date, with the actual number of shares of common stock of the Company subject to issuance based on the performance of the Company’s total shareholder return as compared to the total shareholder returns of a group of pre-selected pharmaceutical companies over a performance period ending on the third anniversary of the grant date. The grant date fair value of these performance stock unit awards was approximately $2,675,000, of which the Company recognized $117,000 during the three months ended June 30, 2010.

7. Restructuring

On March 5, 2010, as a result of the Complete Response letter from the FDA that did not approve the Horizant NDA for RLS in its current form, the Company implemented a restructuring plan to reduce expenses, focus the Company’s resources on advancement of its later-stage product candidates and eliminate the Company’s discovery research efforts. The restructuring plan resulted in a reduction in force of 107 employees, or approximately 50% of the Company’s workforce. The Company provided affected employees with up to 60 days of leave of absence pay in accordance with the Worker Adjustment and Retraining Notification Act, and provided 60 days of employee benefits and continued vesting of stock options and awards. Qualified affected employees were also eligible to receive severance payments, transition pay, continuation of medical insurance under COBRA, a two-year extension of exercisability of stock options vested as of May 4, 2010 and outplacement services. The Company expects to complete the cash payments in association with the restructuring in September 2010.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As a result of this restructuring, the Company recorded restructuring charges of $0 and $5,275,000 in the three and six months ended June 30, 2010, respectively, which were included on a separate line in the Company’s statements of operations, in accordance with the Exit or Disposal Cost Obligations topic of the Codification. The restructuring charges exclude any facility-related charges because the Company has not reached a cease-use date for its office space in a building at 3400 Central Expressway, Santa Clara, California. The Company does not expect to incur additional charges in relation to the March 2010 restructuring plan. The current balance of the liability is included in “Accrued restructuring charges” on the balance sheets. The restructuring components are summarized in the following table (in thousands):

	Paid Leave, Severance and Other Benefits	Non-Cash Stock-Based Compensation	Property and Equipment	Legal and Other	Total
Net restructuring charges	$3,910	$853	$437	$75	$5,275
Cash payments	(966)	—	—	(16)	(982)
Non-cash charges	—	(853)	(437)	(19)	(1,309)

Ending liability balance at March 31, 2010	$2,944	$—	$—	$40	$2,984
Net restructuring charges	—	—	—	—	—
Cash payments	(2,692)	—	—	(40)	(2,732)
Non-cash charges	—	—	—	—	—

Ending liability balance at June 30, 2010	$252	$—	$—	$—	$252

8. Subsequent Event

In July 2010, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming the Company and certain of its officers and directors as defendants. The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by the Company related to Horizant as a potential treatment of RLS, which allegedly made it impossible for investors to meaningfully understand the drug’s potential for FDA approval. The plaintiff seeks damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased the Company’s common stock during the period between May 5, 2009 and February 17, 2010.

The Company believes that it has meritorious defenses and intends to defend the lawsuit vigorously. The Company is not currently able to estimate the possible cost to the Company from this matter, as this lawsuit is currently at an early stage and the Company cannot be certain how long it may take to resolve this matter or the possible amount of any damages that the Company may be required to pay.

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

In February 2010, GSK received a Complete Response letter from the FDA regarding the NDA for Horizant for RLS. A Complete Response letter is issued by the FDA’s Center of Drug Evaluation and Research when the review of a file is completed and questions remain that preclude the approval of the NDA in its current form. In May 2010, we and GSK conducted an end-of-review meeting with the FDA in which the content of the companies’ planned Complete Response letter resubmission regarding the Horizant NDA for RLS was discussed. During the meeting, the FDA suggested additional preclinical data and data analyses that may be useful in the evaluation of the resubmission, and the companies are conducting this additional work. No new clinical trials are expected at this time. We expect the Complete Response letter resubmission will be filed with the FDA in the second half of 2010.

In July 2010, GSK announced top-line results from a Phase 2b dose-ranging clinical trial evaluating the efficacy, safety and tolerability of Horizant in adults diagnosed with migraine headache (with or without aura) according to the International Headache Society criteria. Horizant did not demonstrate a statistically significant improvement compared to placebo as a prophylactic treatment for migraine headaches. The 30-week, double-blind, placebo-controlled study randomized 526 patients to receive 1200, 1800, 2400 or 3000 mg/day of Horizant or placebo, administered twice daily. The primary efficacy endpoint was the change from baseline in the number of migraine headache days during the last four weeks of treatment prior to taper. Horizant did not demonstrate a statistically significant improvement over placebo on the primary endpoint, which may have been a consequence of the unexpectedly high placebo response rate observed in the study. The most common adverse event was dizziness, which was generally mild or moderate and did not lead to discontinuation in the majority of patients. Two patients who received Horizant died, one due to bronchopneumonia and the other due to an accidental overdose involving medications other than Horizant. GSK does not intend to pursue further development of Horizant as a prophylactic treatment of migraine headaches.

Horizant has successfully completed several Phase 2 clinical trials for the management of post-herpetic neuralgia, or PHN, in the United States. In addition, GSK evaluated Horizant for the potential treatment of diabetic peripheral neuropathy, or DPN, but Horizant did not show statistically significant separation from placebo in the primary endpoint of the trial. As a consequence of the Complete Response letter related to the NDA for RLS, we believe that GSK will delay further development of Horizant in neuropathic pain.

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

We are evaluating our third product candidate, XP21279, for the potential treatment of patients with Parkinson’s disease. We have initiated a Phase 2 clinical trial of XP21279 in Parkinson’s disease patients with motor fluctuations. The randomized cross-over trial is designed to compare the efficacy, safety and pharmacokinetics of individual patient-optimized doses of a new bi-layer tablet of XP21279/carbidopa to Sinemet (L-dopa/carbidopa).

In March 2010, as a result of the Complete Response letter that has precluded approval of the Horizant NDA for RLS in its current form, we implemented a restructuring plan to reduce expenses, focus our resources on advancement of our later-stage product candidates and eliminate our discovery research efforts. The restructuring plan resulted in a reduction in force of 107 employees, or approximately 50% of our workforce, and restructuring charges of $5.3 million during the quarter ended March 31, 2010.

We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated any product revenues. Prior to the three months ended June 30, 2007, we had incurred net losses since our inception. However, due to the recognition of revenues from up-front and milestone payments from our collaborations with GSK, Astellas and Xanodyne Pharmaceuticals, Inc., we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007, and for the year ended December 31, 2007. However, while recognition of these revenues resulted in a profitable year for 2007, we incurred net losses in 2008 and 2009, and we expect to incur net losses in 2010 as we continue our development activities and seek to advance our product candidates into later stages of development. As of June 30, 2010, we had an accumulated deficit of approximately $352.7 million.

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

Results of Operations

Three and Six Months Ended June 30, 2010 and 2009

Revenues

Our collaboration revenue consisted of the recognition of revenue from up-front and milestone payments from our collaboration with Astellas. Our net revenue from unconsolidated joint operating activities consisted of the recognition of revenue from up-front and milestone payments and the recognition of our share of pre-launch operating losses resulting from our co-promotion of Horizant in the United States with GSK.

As a result of our exercise in April 2009 of the co-promotion option under our development and commercialization agreement with GSK, starting in the second quarter of 2009, this agreement falls within the scope of the Collaborative Agreements topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification. As such, our revenue from the GSK collaboration agreement has been reclassified within the statements of operations starting in the second quarter of 2009. The statements of operations now include the line item “Net revenue from unconsolidated joint operating activities,” which includes all revenue and profit and loss sharing resulting from our GSK collaboration agreement. Revenue that resulted from our collaboration agreement with Astellas continues to be presented within the “Collaboration revenue” line item. This presentation has no impact on net loss or net loss per share.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except percentages)
Net revenue from unconsolidated joint operating activities	$112	$1,452	$(1,340)	(92)%	$(174)	$24,350	$(24,524)	(101)%
Collaboration revenue	379	379	—	0%	758	3,758	(3,000)	(80)%

Total revenues	$491	$1,831	$(1,340)	(73)%	$584	$28,108	$(27,524)	(98)%

The decrease in net revenue from unconsolidated joint operating activities for the three months ended June 30, 2010 compared to the same period in 2009 was primarily due to a decrease in revenue recognized from up-front license and milestone payments under our GSK agreement.

The decrease in net revenue from unconsolidated joint operating activities for the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to the receipt and recognition of a significant portion of the $20.0 million milestone payment from GSK related to the FDA’s acceptance for review of the Horizant NDA in the six months ended June 30, 2009. As a result of the Complete Response letter, we revised the estimated period of performance over which we recognize milestones paid for clinical trial and pre-clinical activities and the up-front payment.

Our collaboration revenue remained constant in the three months ended June 30, 2010 compared to the same period in 2009.

The decrease in collaboration revenue for the six months ended June 30, 2010 compared to the same period in 2009 was the result of a $3.0 million decrease in revenue recognized under our Astellas agreement from a milestone payment related to the FDA’s acceptance for review of the NDA for Horizant in the United States.

We expect revenues to fluctuate in the future primarily depending upon the potential further development and commercialization of Horizant/XP13512, the timing of milestone-related activities under our Astellas and GSK collaborations and the extent to which we enter into new, or modify existing, collaborative agreements.

Research and Development Expenses

Research and development expenses consisted of costs associated with our research activities and drug discovery efforts, as well as costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Of the total research and development expenses for the three and six months ended June 30, 2010 and 2009, the allocation of costs associated with research and preclinical and clinical development activities approximated the following:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except percentages)
Research	$3,011	$4,911	$(1,900)	(39)%	$7,513	$10,433	$(2,920)	(28)%
Preclinical and clinical development	9,856	10,339	(483)	(5)%	20,433	26,584	(6,151)	(23)%

Total research and development	$12,867	$15,250	$(2,383)	(16)%	$27,946	$37,017	$(9,071)	(25)%

The decrease in research and development expenses in the three months ended June 30, 2010 compared to the same period in 2009 was principally due to the following:

•	decreased net costs for Horizant/XP13512 of $0.9 million primarily due to decreased manufacturing costs;

•	decreased net costs for XP21279 of $0.5 million primarily due to decreased toxicology costs;

•	decreased personnel costs of $3.7 million primarily due to decreased headcount and decreased non-cash stock-based compensation of $0.5 million; and

•	decreased equipment and supplies cost of $0.4 million primarily due to elimination of our discovery research efforts; partially offset by

•	increased net costs for AP of $1.7 million primarily due to increased clinical and manufacturing costs; and

•	a credit in 2009 of $1.9 million from Astellas for manufacturing costs under the supply arrangement.

The decrease in research and development expenses in the six months ended June 30, 2010 compared to the same period in 2009 was principally due to the following:

•	decreased net costs for Horizant/XP13512 of $2.6 million primarily due to decreased clinical and manufacturing costs;

•	decreased net costs for XP21279 of $1.2 million primarily due to decreased toxicology and clinical costs;

•	decreased net costs for our other development programs of $0.7 million primarily due to decreased clinical costs;

•	decreased personnel costs of $4.9 million primarily due to decreased headcount and decreased non-cash stock-based compensation of $0.8 million; and

•	decreased equipment and supplies cost of $0.5 million primarily due to elimination of our discovery research efforts; partially offset by

•	a credit in 2009 of $1.9 million from Astellas for manufacturing costs under the supply arrangement.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted principally of salaries and other related costs for personnel in executive, finance, accounting, business development, information technology, legal, sales, marketing and human resources functions. Other selling, general and administrative expenses include facility costs not otherwise included in research and development expenses, patent-related costs and professional fees for legal, consulting and accounting services.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except percentages)
Selling, general and administrative	$7,217	$7,846	$(629)	(8)%	$15,280	$15,553	$(273)	(2)%

Our selling, general and administrative expenses decreased in the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily due to decreased personnel costs as a result of decreased headcount.

We expect selling, general and administrative expenses in 2010 to remain relatively constant with 2009 levels. The timing and amount of selling, general and administrative expenses incurred will primarily depend upon the NDA approval process for the Horizant NDA and, assuming such approval, the costs associated with potential commercialization of Horizant for RLS.

Restructuring Charges

As a result of the implementation of our restructuring plan, we recorded restructuring charges of $0 and $5.3 million in the three and six months ended June 30, 2010, respectively. The recorded restructuring charges consisted primarily of $3.9 million of leave of absence pay, severance and healthcare benefits, $0.9 million of non-cash stock-based compensation and $0.4 million of property and equipment write-offs. The restructuring charges exclude any facility-related charges because we have not reached a cease-use date for our office space in a building at 3400 Central Expressway, Santa Clara, California. We do not expect to incur additional charges in relation to the March 2010 restructuring plan, and we expect to complete the cash payments in association with the restructuring in September 2010.

Interest Income and Interest and Other Expense

Interest income consisted primarily of interest earned on our cash equivalents and short-term investments.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except percentages)
Interest income	$71	$351	$(280)	(80)%	$170	$854	$(684)	(80)%
Interest and other expense	$—	$—	$—	0%	$—	$4	$(4)	(100)%

The decrease in interest income in the three and six months ended June 30, 2010 compared to the same periods in 2009 was primarily due to lower interest rates and lower average cash and cash equivalents and short-term investment balances.

Liquidity and Capital Resources

	As of June 30, 2010	As of December 31, 2009
	(In thousands)
Cash and cash equivalents and short-term investments	$105,019	$143,668
Working capital	96,019	131,749
Restricted investments	1,942	1,933

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash provided by (used in):
Operating activities	$(37,622)	$(28,267)
Investing activities	14,962	(27,676)
Financing activities	274	1,420
Capital expenditures (included in investing activities above)	(514)	(2,012)

Due to our significant research and development expenditures and the lack of regulatory agency approvals to sell products, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our equity securities, non-equity payments from our collaborators and interest earned on investments. At June 30, 2010, we had available cash and cash equivalents and short-term investments of $105.0 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including investments backed by U.S. government-sponsored agencies, U.S. treasury securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $37.6 million and $28.3 million in the six months ended June 30, 2010 and 2009, respectively. The net cash used in operating activities in the six months ended June 30, 2010 primarily reflected our net loss, partially offset by non-cash stock-based compensation. We recorded restructuring charges of $5.3 million in the six months ended June 30, 2010, which include approximately $4.0 million of cash expenditures primarily associated with one-time termination benefits, and, of this amount, $3.7 million was paid in the six months ended June 30, 2010. The net cash used in operating activities in the six months ended June 30, 2009 primarily reflected our net loss and, to a lesser extent, the non-cash changes in operating assets and liabilities, partially offset by non-cash stock-based compensation.

Net cash provided by (used in) investing activities was $15.0 million and $(27.7) million in the six months ended June 30, 2010 and 2009, respectively. The net cash provided by investing activities for the six months ended June 30, 2010 was primarily related to proceeds from maturities of investments, partially offset by the purchases of investments. The net cash used in investing activities for the six months ended June 30, 2009 was primarily related to the purchases of investments, partially offset by proceeds from maturities of investments.

Net cash provided by financing activities was $0.3 million and $1.4 million in the six months ended June 30, 2010 and 2009, respectively. The net cash provided by financing activities for the six months ended June 30, 2010 and 2009 primarily reflected net proceeds provided by the issuance of common stock and exercise of stock options.

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

Contractual Obligations

Our future contractual obligations at June 30, 2010 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating lease obligations	$14,669	$5,585	$8,353	$731	$—

Recent Accounting Pronouncements

In September 2009, the FASB Emerging Issues Task Force, or EITF, reached a consensus on Accounting Standards Update, or ASU, 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of the Revenue Arrangements — Multiple-Element Arrangements topic of the Codification. ASU 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASU 2009-13 will be effective prospectively for revenue arrangements entered into, or materially modified in, fiscal years beginning on or after June 15, 2010, with earlier application permitted. As a result, ASU 2009-13 will be applied by us on a prospective basis for revenue arrangements entered into, or materially modified, beginning in the first quarter of fiscal 2011.

In April 2010, the FASB EITF reached a consensus on ASU 2010-17 (Topic 605), Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 provides guidance on defining a milestone and determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 will be effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with earlier adoption permitted. As a result, ASU 2010-17 will be applied by us on a prospective basis for milestones achieved starting in the first quarter of fiscal 2011. We are currently evaluating the potential impact of the adoption of ASU 2010-17 on our financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2010, we had cash and cash equivalents and short-term investments of $105.0 million consisting of cash and highly liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amounts of $0.4 million and $3.4 million during the six months ended June 30, 2010 and 2009, respectively, to this European contract manufacturer. We are subject to exposure to fluctuations in foreign exchange rates in connection with agreements with this European contract manufacturer. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, as of June 30, 2010, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.

Changes in Internal Control over Financial Reporting.

There were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2010, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming us and certain of our officers and directors as defendants. The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by the defendants related to our product candidate, Horizant (gabapentin enacarbil) Extended-Release Tablets, as a potential treatment of moderate-to-severe primary restless legs syndrome, which allegedly made it impossible for investors to meaningfully understand the drug’s potential for U.S. Food and Drug Administration approval. The plaintiff seeks damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased our common stock during the period between May 5, 2009 and February 17, 2010.

We believe that we have meritorious defenses and intend to defend the lawsuit vigorously. This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of this lawsuit and we may not prevail.

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

Risks Related to Our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never sustain profitability.*

We have a limited operating history and have incurred cumulative losses of $352.7 million since our inception in May 1999. In the three months ended June 30, 2010 and 2009, we incurred net losses of $19.5 million and $20.9 million, respectively. In the six months ended June 30, 2010 and 2009, we incurred net losses of $47.7 million and $23.6 million, respectively. Due to the recognition of revenues from up-front and milestone payments from our collaborations with Glaxo Group Limited, or GSK, Astellas Pharma Inc. and Xanodyne Pharmaceuticals, Inc., we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007, and for the year ended December 31, 2007. However, while recognition of these revenues resulted in a profitable year for 2007, we incurred net losses in 2008 and 2009, and we expect to incur net losses in 2010. Subject to regulatory approval of any of our product candidates, we expect to incur significant expenses associated with the establishment of a North American specialty sales force. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

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

Our success depends substantially on our most advanced product candidates, which are still under development. If we or our collaborative partners are unable to bring any or all of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be reduced. *

Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of our product candidates. In February 2010, we and our partner, GSK, announced that GSK received a Complete Response letter from the U.S. Food and Drug Administration, or FDA, regarding the new drug application, or NDA, submitted by GSK seeking approval of Horizant (gabapentin enacarbil) Extended-Release Tablets for the treatment of moderate-to-severe primary restless legs syndrome, or RLS. A Complete Response letter is issued by the FDA’s Center of Drug Evaluation and Research when the review of a file is completed and questions remain that preclude the approval of the NDA in its current form. In the Complete Response letter, the FDA indicated that a preclinical finding of pancreatic acinar cell tumors in rats was of sufficient concern to preclude approval of the Horizant NDA for RLS in its current form. Together with GSK, we are working to file a Complete Response resubmission containing additional information that could address the FDA’s concerns. The Complete Response letter will delay and could prevent the approval of Horizant in RLS and we believe will delay the development by GSK of Horizant in neuropathic pain. In addition, in July 2010, GSK announced top-line results from a Phase 2b clinical trial in which Horizant did not demonstrate a statistically significant improvement compared to placebo as a prophylactic treatment for migraine headaches. As a result, GSK does not intend to pursue further development of Horizant as a prophylactic treatment for migraine headaches.

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

If we or our partners are not able to obtain required regulatory approvals, we or our partners will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful. *

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA and other agencies in the United States and by comparable authorities in other countries. The inability to obtain FDA approval or approval from comparable authorities in other countries would prevent us and our collaborative partners from commercializing our product candidates in the United States or other countries. We or our collaborative partners may never receive regulatory approval for the commercial sale of our product candidates. For example, in February 2010, GSK received a Complete Response letter from the FDA in which a preclinical finding of pancreatic acinar cell tumors in rats precluded approval of the Horizant NDA for the treatment of RLS in its current form. We and GSK are currently evaluating strategies and options for further development of Horizant in RLS and other indications. However, it is unknown when or if we and GSK will obtain FDA approval for Horizant for RLS or any indication. If we are unable to obtain regulatory approval of Horizant, we may not achieve profitability and our business will be severely harmed. Moreover, if the FDA requires that any of our products or product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our collaborative partners will be unable to begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our products or product candidates is classified as a controlled substance by the DEA, we or our collaborative partners would have to register annually with the DEA and those product candidates would be subject to additional regulation.

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

Changes in the regulatory approval policy during the development period, changes in, or the enactment of additional, regulations or statutes or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an NDA. If the FDA were to miss a Prescription Drug User Fee Act, or PDUFA, timing goal for one of our product candidates, the development and commercialization of the product candidate could be delayed or impaired. For example, in November 2009, the FDA notified GSK that it was extending the PDUFA timing goal for Horizant for the treatment of RLS to February 2010. In addition, the Food and Drug Administration Amendments Act of 2007, or FDAAA, mandates FDA advisory committee reviews of all new molecular entities as part of the NDA approval process, although the FDA maintains discretion under FDAAA to approve NDAs for new molecular entities without advisory committee reviews in certain instances. The advisory committee review process can be a lengthy and uncertain process that could delay the FDA’s NDA approval and delay or impair the development and commercialization of our product candidates.

The FDA has substantial discretion in the approval process and may refuse to approve any application or decide that our or our collaborative partners’ data is insufficient for approval and require additional preclinical, clinical or other studies. For example, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent regulatory approval of any of our product candidates. The FDA could also require additional studies or trials to satisfy particular safety concerns noted in our preclinical or clinical testing. In particular, to satisfy a preclinical safety concern expressed in the Complete Response letter with respect to Horizant, the FDA may require us to undertake additional preclinical studies or trials prior to approving Horizant. Even if we were to undertake additional studies or trials, there are no assurances that it would be sufficient to obtain approval of Horizant for RLS. Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

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

We depend on collaborations to complete the development and commercialization of some of our product candidates. These collaborations may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us. *

In December 2005, we entered into a collaboration with Astellas for the development and commercialization of XP13512, also known as ASP8825, in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. In February 2007, we entered into an exclusive collaboration with GSK to develop and commercialize XP13512, also known as GSK1838262 and by the trade name Horizant (gabapentin enacarbil) Extended-Release Tablets in the United States, worldwide, excluding the Astellas territory.

We may enter into additional collaborations with third parties to develop and commercialize some of our product candidates. Our dependence on Astellas and GSK for the development and commercialization of Horizant/XP13512 subjects us to, and our dependence on future collaborators for development and commercialization of additional product candidates will subject us to, a number of risks, including:

•	we are not able to control the amount and timing of resources that GSK and Astellas devote to the development or commercialization of our product candidate or to its marketing and distribution;

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

•	collaborators may experience financial difficulties;

•	collaborators may not be successful in their efforts to obtain regulatory approvals in a timely manner, or at all;

•	collaborators may receive regulatory sanctions relating to other aspects of their business that could adversely affect the approval of our product candidates;

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

As a further example, we cannot control the process for securing FDA approval of Horizant for the potential treatment of RLS. GSK is responsible for all interactions with the FDA. If the FDA requires additional studies or trials evaluating the safety or efficacy of Horizant, GSK would be responsible for performing such studies or trials. We cannot control the amount and timing of resources that GSK or Astellas may devote to the development or commercialization of Horizant/XP13512 or its marketing and distribution. In February 2010, GSK announced that it is proposing to cease discovery research in certain neuroscience areas, including depression and pain. We are currently evaluating with GSK the next steps in the development plan for Horizant as a potential treatment for neuropathic pain, which we believe will be delayed by GSK based on the Complete Response letter for RLS. However, GSK may not develop Horizant for neuropathic pain, or for any further indications. GSK or Astellas may abandon further development or the pursuit of regulatory approval of Horizant or XP13512, and may terminate their respective collaboration agreements with us, which could delay or impair the development and commercialization of Horizant/XP13512 and harm our business.

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

For example, in January 2009, we suspended preclinical development activities for XP20925, our Transported Prodrug of propofol, to focus our resources on development of later-stage product candidates. In addition, in March 2010, as a result of the Complete Response letter that precluded approval of the Horizant NDA for RLS in its current form, we implemented a restructuring plan to reduce expenses, focus our resources on advancement of our later-stage product candidates and eliminate our discovery research efforts. In connection with this restructuring, we have chosen to postpone the commencement of additional clinical trials of AP as a potential treatment for spasticity to focus our clinical development resources on the completion of our current Phase 2b clinical trial of AP as a potential treatment for gastroesophageal reflux disease, or GERD.

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

If our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans, we will not be able to commercialize our product candidates. *

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. A failure of one or more of our clinical trials could occur at any stage of testing. For example, in July 2010, GSK announced top-line results from a 30-week, double-blind, placebo-controlled, Phase 2b clinical trial of Horizant as a potential prophylactic treatment for migraine headaches in which Horizant did not demonstrate a statistically significant improvement on the primary endpoint when compared to placebo. Long-term safety concerns may also prevent the approval of any of our product candidates by a regulatory authority. For example, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats precluded FDA approval of the Horizant NDA for RLS in its current form. In addition, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process, which could delay or prevent our or our collaborative partners’ ability to commercialize our product candidates, including:

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

Any failure or delay in commencing or completing clinical trials for our product candidates could severely harm our business. *

The commencement and completion of clinical trials for our product candidates may be delayed or terminated as a result of many factors, including:

•

delays in patient enrollment, which we have experienced in the past and which we are experiencing in our current Phase 2b clinical trial of AP for GERD, and variability in the number and types of patients available for clinical trials;

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

For example, based on the results of a planned interim analysis of the clinical data, although no safety concerns were noted, Astellas terminated its Phase 2 clinical trial of XP13512 as a potential treatment for DPN due to difficulty in demonstrating a statistically significant advantage of XP13512 over placebo. As a result, Astellas does not intend to continue the development of XP13512 in Japan as a potential treatment for DPN at this time. Any delay in commencing or completing clinical trials for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition. In addition, unforeseen safety issues or side effects could result from our collaborators’ current or future clinical trials, which could delay or negatively impact commercialization of our product candidates. It is also possible that none of our product candidates will complete clinical trials in any of the markets in which we or our collaborators intend to sell those product candidates. Accordingly, we or our collaborators would not receive the regulatory approvals needed to market our product candidates, which would severely harm our business and financial condition.

We rely on third parties to conduct our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.

We do not have the ability to independently conduct clinical trials for our product candidates, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators, collaborative partners and contract laboratories, to conduct our clinical trials. We have, in the ordinary course of business, entered into agreements with these third parties. Nonetheless, with the exception of Horizant/XP13512, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. For example, we need to prepare, and ensure our compliance with, various procedures required under good clinical practices, even though third-party contract research organizations have prepared and are complying with their own, comparable procedures. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates.

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

As part of the approval process of our product candidates in the United States, the FDA may determine that the product candidates be granted an exclusivity period during which other manufacturers’ applications for approval of generic versions of our products will not be granted. Generic manufacturers often wait to challenge the patents protecting products that have been granted exclusivity until one year prior to the end of the exclusivity period. While the FDA has historically granted a five-year new chemical entity exclusivity to prodrugs such as Horizant and AP, a lawsuit was filed by a generic drug company against the FDA challenging the grant of the five-year exclusivity to another company’s prodrug. Following a review of applicable statutes and regulations and a period for public comment, the FDA reaffirmed its decision to grant the five-year exclusivity to the prodrug. In March 2010, the U.S. District Court for the District of Columbia granted summary judgment to the FDA confirming the grant of five-year exclusivity to the prodrug. However, the generic drug company has filed an appeal. If the decision is overturned on appeal, it could mean that Horizant and AP receive shorter or no exclusivity periods. It is also possible that generic manufacturers are considering attempts to seek FDA approval for a similar or identical drug as our product candidate through an abbreviated NDA, which is the application form typically used by manufacturers seeking approval of a generic drug. If our patents are subject to challenges, we may need to spend significant resources to defend such challenges and we may not be able to defend our patents successfully.

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

Under the terms of our collaboration with GSK, GSK is solely responsible for the manufacture of Horizant/XP13512 to support its development and commercialization within the GSK territory. GSK is currently relying on a single source supplier for clinical supplies of Horizant/XP13512. If GSK fails to qualify alternative manufacturers of Horizant/XP13512, the current contract manufacturer terminates their agreement with GSK and GSK is otherwise unable to manufacture or contract to manufacture sufficient quantities of Horizant/XP13512, the development and commercialization of Horizant/XP13512 could be impaired or delayed in the GSK territory. Under the terms of our collaboration with Astellas, Astellas is solely responsible for the manufacture of XP13512 to support its development and commercialization within the Astellas territory. To our knowledge, Astellas is currently relying on a single source supplier for clinical supplies of XP13512. As a result, if Astellas fails to manufacture or contract to manufacture sufficient quantities of XP13512, development and commercialization of XP13512 could be impaired or delayed in the Astellas territory.

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

We have purchased from Metrics, Inc., our single source supplier of XP21279 formulated in sustained-release tablets, XP21279 at specified transfer prices under quotations agreed upon by the parties as a part of a master services agreement. We have recently qualified Patheon Inc. as a supplier for the manufacture of XP21279 with carbidopa bi-layer tablets to be supplied under quotations agreed upon by the parties as part of a master services agreement. In the event that Metrics terminates the agreement under specified circumstances for the manufacture of XP21279 sustained-release tablets or Patheon terminates the agreement under specified circumstances for the manufacture of XP21279 with carbidopa bi-layer tablets, we would not be able to manufacture XP21279 until an alternative supplier is qualified. This could delay the development of, and impair our ability to commercialize, XP21279.

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

Discovery of previously unknown problems, or increased focus on a known problem, with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. Although gabapentin, baclofen (which includes the R-isomer of baclofen) and L-Dopa, the parent drugs of Horizant/XP13512, AP and XP21279, respectively, have been used successfully in patients for many years, newly observed toxicities, or worsening of known toxicities, in preclinical studies of, or patients receiving, gabapentin, baclofen and L-Dopa could result in increased regulatory scrutiny of Horizant/XP13512, AP and XP21279, respectively. For example, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats precluded FDA approval of the Horizant NDA in RLS in its current form. Although there were similar findings of rat pancreatic acinar cell tumors following treatment with gabapentin, the FDA has to date not prevented the use of gabapentin.

Our product candidates are engineered to be broken down by the body’s natural metabolic processes and to release the parent drug and other substances. While these breakdown products are generally regarded as safe, it is possible that there could be unexpected toxicity associated with these breakdown products that will cause any or all of Horizant/XP13512, AP, XP21279 and XP21510 to be poorly tolerated by, or toxic to, humans. Any unexpected toxicity of, or suboptimal tolerance to, our Transported Prodrugs would delay or prevent commercialization of these product candidates.

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

As part of our restructuring in March 2010, we eliminated our discovery research department, which will prevent our ability to discover additional product candidates at this time. If we are unable to develop suitable product candidates from our current preclinical pipeline, we may pursue additional product candidates through in-licensing. Any growth through in-licensing would depend upon the availability of suitable product candidates at favorable prices and upon advantageous terms and conditions. To obtain additional product candidates, we may also reconstitute our discovery research department, which would require the expenditure of significant resources and the identification and hiring of a number of highly-skilled employees. Such efforts could divert the time and resources from the later-stage development or commercialization of our product candidates.

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

If we are unable to establish sales and marketing capabilities or enter into additional agreements with third parties to market and sell our product candidates, we may be unable to generate product revenues. *

We have a limited sales and marketing organization and have limited experience in the sales, marketing and distribution of pharmaceutical products. There are risks involved with establishing our own sales and marketing capabilities, as well as entering into arrangements with third parties to perform these services. Developing an internal sales force is expensive and time-consuming. On the other hand, if we enter into arrangements with third parties to perform sales, marketing and distribution services, as we have for Horizant/XP13512, our product revenues will be lower than if we market and sell any products that we develop ourselves.

Under the terms of our collaboration with GSK, we are entitled to a royalty based on a percentage of net sales of XP13512 outside of the United States. In the United States, if we receive approval from the FDA of an NDA for Horizant, until such time, if any, as we exercise the right to revert to a net sales royalty, we will share marketing and commercialization costs and share operating profits from net sales of Horizant, if any. If Horizant is approved, we intend to establish our own specialty sales force to sell and market our products. We would also be eligible to receive payments on details we perform on Requip XL, GSK’s product for Parkinson’s disease in the United States, prior to its loss of exclusivity, which loss of exclusivity may occur prior to the launch of Horizant, as well as payments from details we perform on Horizant. We would co-promote Horizant and co-detail Requip XL in the United States to the same prescribers.

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

Products that we believe could compete with Horizant include the following drugs approved for the treatment of RLS: Mirapex (pramipexole) from Boehringer Ingelheim GmbH; generic pramipexole that is marketed by, among others, Teva Pharmaceuticals Industries, Ltd.; Requip (ropinirole) from GSK; and generic ropinirole that is marketed by, among others, CorePharma, LLC, Roxane Laboratories, Inc., Mylan Pharmaceuticals Inc., Wockhardt USA LLC and Teva. In addition, we could experience competition from Neupro (the rotigotine transdermal system), a dopamine agonist patch from UCB, which filed its NDA for the treatment of RLS with the FDA in 2007 and has received a Complete Response letter from the FDA. Products that we believe could compete with Horizant for the treatment of neuropathic pain include drugs that act on the same target as Horizant, such as Lyrica (pregabalin), Neurontin (gabapentin) from Pfizer and generic gabapentin that is marketed by Alpharma Inc., IVAX Corp, Pfizer and Teva, among others. Competition for Horizant could also include Cymbalta (duloxetine) from Eli Lilly and Company, which is approved for the management of DPN. In addition, Depomed, Inc. has filed an NDA seeking approval of DM-1796 (gabapentin GR), an extended-release formulation of gabapentin, for the management of PHN. We believe that AP, our product candidate that is a Transported Prodrug of R-baclofen, could experience competition from several generic drugs approved for the treatment of spasticity, including racemic baclofen, diazepam, dantrolene sodium and tizanidine. A therapy in development for the treatment of spasticity is IPX056, an extended-release formulation of baclofen, from Impax Laboratories, Inc. Products that could compete with AP in the GERD therapeutic area include: Protonix (pantoprazole sodium) from Pfizer; Prevacid (lansoprazole) from Takeda Pharmaceutical Company Limited; Nexium (esomeprazole) and Prilosec (omeprazole) from AstraZeneca Pharmaceuticals LP; Aciphex (rabeprazole) from Eisai/Johnson & Johnson; and generic H2 receptor antagonists such as cimetidine, ranitidine, famotidine and nizatidine. A product candidate in development for the treatment of GERD is AZD3355, a GABA(B) receptor agonist, from AstraZeneca. Products that could compete with XP21279, our product candidate that is a Transported Prodrug of L-Dopa, include: generic L-Dopa/carbidopa drugs and other drugs approved for the treatment of Parkinson’s disease, including Stalevo, a combination therapy of L-Dopa/carbidopa/entacapone that is marketed in the United States by Novartis; dopamine agonists such as Mirapex, Requip and Neupro, which are marketed by Boehringer-Ingelheim, GSK and UCB, respectively; as well as generic ropinirole that is marketed by, among others, Roxane, Teva and Mylan. In addition, IPX066 from Impax, an extended-release formulation of L-Dopa/carbidopa, is in Phase 3 clinical development. There may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.

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

We have been named a defendant in a purported securities class action lawsuit. This, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.*

In July 2010, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming us and certain of our officers and directors as defendants. The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by us related to Horizant as a potential treatment of RLS, which allegedly made it impossible for investors to meaningfully understand the drug’s potential for FDA approval. The plaintiff alleges that we failed to disclose information regarding previous results in lab rats treated with gabapentin showing an increased risk of pancreatic acinar cell tumors, which plaintiff alleges presented a risk that the FDA would not approve Horizant/XP13512 for the treatment of RLS. The plaintiff seeks damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased our common stock during the period between May 5, 2009 and February 17, 2010. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming us and/or our officers and directors as defendants.

We believe that we have meritorious defenses and intend to defend the lawsuit vigorously. This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of this lawsuit and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from this matter, as this lawsuit is currently at an early stage and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on this action could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price.

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

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*

As of July 15, 2010, our executive officers, directors and holders of 5% or more of our outstanding common stock, based upon information known to us from Schedules 13G filed with the SEC, beneficially owned approximately 67.5% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If there are large sales of our common stock, the market price of our common stock could drop substantially.*

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of July 15, 2010, we had 30,557,743 outstanding shares of common stock. Of these shares, up to 14,692,760 shares of common stock are tradable under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and manner of sale requirements under Rule 144, and the remainder of the shares outstanding as of July 15, 2010, have been registered under the Securities Act and are freely tradable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Right Certificate(4)

4.3	Form of Registered Direct Common Warrant(5)

10.38	2010 Inducement Award Plan(6)

10.39	Form of Option Agreement under the 2010 Inducement Award Plan(7)

10.40	Form of Stock Unit Award Agreement under the 2010 Inducement Award Plan(8)

10.41	Performance Stock Unit Agreement, dated May 13, 2010, between the Company and Ronald W. Barrett, Ph.D.

10.42	Performance Stock Unit Agreement, dated May 13, 2010, between the Company and William J. Rieflin

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(9)

101.INS	XBRL Instance Document (10)

101.SCH	XBRL Taxonomy Extension Schema Document (10)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (10)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (10)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (10)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (10)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.
(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(4)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 30, 2008.
(6)	Incorporated herein by reference to Exhibit 99.3.1 of our registration statement on Form S-8 (File No. 333-166760), as filed with the SEC on May 12, 2010.
(7)	Incorporated herein by reference to Exhibit 99.3.2 of our registration statement on Form S-8 (File No. 333-166760), as filed with the SEC on May 12, 2010.
(8)	Incorporated herein by reference to Exhibit 99.3.3 of our registration statement on Form S-8 (File No. 333-166760), as filed with the SEC on May 12, 2010.
(9)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(10)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc. (Registrant)

August 6, 2010	/S/ RONALD W. BARRETT
Ronald W. Barrett
Chief Executive Officer and Director
(principal executive officer)

August 6, 2010	/S/ WILLIAM G. HARRIS
William G. Harris
Senior Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

August 6, 2010	/S/ MARTYN J. WEBSTER
Martyn J. Webster
Vice President of Finance

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Right Certificate(4)

4.3	Form of Registered Direct Common Warrant(5)

10.38	2010 Inducement Award Plan(6)

10.39	Form of Option Agreement under the 2010 Inducement Award Plan(7)

10.40	Form of Stock Unit Award Agreement under the 2010 Inducement Award Plan(8)

10.41	Performance Stock Unit Agreement, dated May 13, 2010, between the Company and Ronald W. Barrett, Ph.D.

10.42	Performance Stock Unit Agreement, dated May 13, 2010, between the Company and William J. Rieflin

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(9)

101.INS	XBRL Instance Document (10)

101.SCH	XBRL Taxonomy Extension Schema Document (10)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (10)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (10)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (10)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (10)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.
(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(4)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 30, 2008.
(6)	Incorporated herein by reference to Exhibit 99.3.1 of our registration statement on Form S-8 (File No. 333-166760), as filed with the SEC on May 12, 2010.
(7)	Incorporated herein by reference to Exhibit 99.3.2 of our registration statement on Form S-8 (File No. 333-166760), as filed with the SEC on May 12, 2010.
(8)	Incorporated herein by reference to Exhibit 99.3.3 of our registration statement on Form S-8 (File No. 333-166760), as filed with the SEC on May 12, 2010.
(9)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

(10)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.