Form 10-Q
period 2010-09-30
XENOPORT INC
filed 2010-11-09
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Total number of shares of common stock outstanding as of October 15, 2010: 30,576,614.

XENOPORT, INC.

XenoPort and Transported Prodrug are trademarks of XenoPort, Inc.

Horizant, Requip and Requip XL are trademarks of GlaxoSmithKline.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	(In thousands)
Current assets:
Cash and cash equivalents	$14,512	$36,255
Short-term investments	76,503	107,413
Prepaids and other current assets	2,678	3,719

Total current assets	93,693	147,387
Property and equipment, net	8,091	10,726
Restricted investments and other assets	3,022	2,099

Total assets	$104,806	$160,212

Current liabilities:
Accounts payable	$748	$2,031
Accrued compensation	2,701	5,653
Accrued preclinical and clinical costs	6,092	3,109
Accrued unconsolidated joint operating activities	206	1,095
Other accrued liabilities	818	911
Deferred rent	1,186	1,055
Deferred revenue	1,623	1,784

Total current liabilities	13,374	15,638
Accrued unconsolidated joint operating activities	1,214	0
Deferred revenue	16,162	17,298
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 60,000 shares authorized; 30,576 and 30,403 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	30	30
Additional paid-in capital	446,593	432,157
Accumulated other comprehensive income	16	26
Accumulated deficit	(372,583)	(304,937)

Total stockholders’ equity	74,056	127,276

Total liabilities and stockholders’ equity	$104,806	$160,212

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenues:
Net revenue from unconsolidated joint operating activities	$10	$24	$(164)	$24,374
Collaboration revenue	379	379	1,137	4,137

Total revenues	389	403	973	28,511

Operating expenses:
Research and development	13,763	17,000	41,709	54,017
Selling, general and administrative	6,597	8,140	21,877	23,693
Restructuring charges	0	0	5,275	0

Total operating expenses	20,360	25,140	68,861	77,710

Loss from operations	(19,971)	(24,737)	(67,888)	(49,199)
Interest income	72	226	242	1,080
Interest and other expense	0	0	0	(4)

Loss before income taxes	(19,899)	(24,511)	(67,646)	(48,123)
Income tax benefit	0	(137)	0	(137)

Net loss	$(19,899)	$(24,374)	$(67,646)	$(47,986)

Basic and diluted net loss per share	$(0.65)	$(0.81)	$(2.22)	$(1.70)

Shares used to compute basic and diluted net loss per share	30,565	30,048	30,506	28,230

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Operating activities
Net loss	$(67,646)	$(47,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,237	2,713
Accretion of investment discounts and amortization of investment premiums, net	937	705
Stock-based compensation expense	14,178	13,970
Changes in assets and liabilities:
Prepaids and other current and noncurrent assets	1,040	(1,153)
Accounts payable	(1,283)	577
Accrued compensation	(2,952)	351
Accrued preclinical and clinical costs	2,983	(7,063)
Accrued unconsolidated joint operating activities	325	937
Other accrued liabilities	(93)	(1,259)
Deferred revenue	(1,297)	(6,447)
Deferred rent	(780)	(651)

Net cash used in operating activities	(51,351)	(45,306)

Investing activities
Purchases of investments	(109,009)	(168,175)
Proceeds from maturities of investments	138,972	115,979
Change in restricted investments	(13)	(104)
Purchases of property and equipment	(601)	(2,454)

Net cash provided by (used in) investing activities	29,349	(54,754)

Financing activities
Net proceeds provided by issuance of common stock and exercise of stock options	259	52,808

Net cash provided by financing activities	259	52,808

Net decrease in cash and cash equivalents	(21,743)	(47,252)
Cash and cash equivalents at beginning of period	36,255	66,050

Cash and cash equivalents at end of period	$14,512	$18,798

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

Basis of Preparation

The accompanying financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2010 and results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, is the single source of authoritative U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2010.

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

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that the Company believes market participants would use in pricing assets or liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company applies the market approach valuation technique for fair value measurements on a recurring basis and attempts to maximize the use of observable inputs and minimize the use of unobservable inputs. All of the Company’s cash equivalents and short-term investments are valued using quoted prices in active markets and are valued at Level 1 or Level 2 within the fair value hierarchy.

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

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

2. Collaboration Agreements

Astellas Pharma Inc.

In December 2005, the Company entered into an agreement in which it licensed to Astellas exclusive rights to develop and commercialize the Company’s most advanced product candidate, XP13512, in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. The Company received an initial license payment of $25,000,000 in December 2005, which has been deferred and is being recognized on a straight-line basis over the period that the Company expects to remain obligated to provide services. In addition, the Company is eligible to receive potential total payments of $60,000,000 upon the achievement of additional clinical and regulatory milestones, of which $23,000,000 has been received to date. The Company is also entitled to receive percentage-based royalties on any net sales of XP13512 in the Astellas territory. In each of the three months ended September 30, 2010 and 2009, the Company recognized revenue of $379,000, representing amortization of the up-front license payment under this agreement. In the nine months ended September 30, 2010 and 2009, the Company recognized revenue of $1,137,000 and $4,137,000, respectively, representing amortization of the up-front license payment under this agreement and, for the 2009 period, recognition of the milestone payment in connection with the U.S. Food and Drug Administration’s, or FDA’s, acceptance for review of the new drug application, or NDA, filed by GSK for Horizant/XP13512 in the United States. As of September 30, 2010, the Company had recognized an aggregate of $30,323,000 of revenue pursuant to this agreement. At September 30, 2010, $17,677,000 of revenue was deferred under this agreement, of which $1,515,000 was classified within current liabilities and the remaining $16,162,000 was recorded as a noncurrent liability. In addition, the agreement allows Astellas to request that the Company conduct development activities and required Astellas to source all drug product and both clinical and commercial supplies of the active pharmaceutical ingredient, or API, form of XP13512 from the Company under a specified supply agreement. In October 2009, all of the Company’s remaining manufacturing or supply obligations to Astellas for XP13512 API or finished drug product ceased. The Company remains obligated to provide certain services as originally specified in the December 2005 arrangement. Under the supply arrangement and requested development activities, the Company recorded no net offset to research and development expenses in the three months ended September 30, 2010 and 2009, and $168,000 and $601,000 in the nine months ended September 30, 2010 and 2009, respectively.

Glaxo Group Limited

In February 2007, the Company entered into an exclusive collaboration with GSK to develop and commercialize XP13512, known in the United States by the trade name Horizant (gabapentin enacarbil) Extended-Release Tablets, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in all countries of the world excluding the Astellas territory. In March 2007, GSK made an up-front, non-refundable license payment of $75,000,000. In addition, GSK has agreed to make additional payments of: (i) up to $275,000,000 upon the achievement of additional clinical and regulatory milestones, of which $85,000,000 has been received to date; and (ii) up to $290,000,000 upon the achievement of specified Horizant sales levels. Under the terms of the agreement, GSK is responsible for all future development costs and leading the development and registration of Horizant/XP13512 for all other indications. GSK is solely responsible for the manufacture of Horizant/XP13512 to support the development and commercialization of Horizant/XP13512 within the GSK territory. The Company has concluded that the up-front license payment does not have value to GSK on a stand-alone basis without the benefit of the specified development activities that the Company is performing in connection with Horizant/XP13512 and that $85,000,000 of milestones payable for clinical trial and pre-clinical activities were either not sufficiently substantive or not sufficiently at risk to be accounted for using the “when-earned” model. Accordingly, these milestones and the up-front payment were combined into one unit of accounting that is being recognized over the best estimate of the development period to commercialization of the product during which time delivery of substantially all of the efforts required for the completion of the Company’s contractual responsibilities under the GSK agreement is expected to occur. In February 2010, GSK received a Complete Response letter from the FDA regarding the NDA for Horizant for RLS. A Complete Response letter is issued by the FDA’s Center of Drug Evaluation and Research when the review of a file is completed and questions remain that preclude the approval of the NDA in its current form. As a result of the Complete Response letter, the Company revised its estimated period of performance. As of September 30, 2010, the Company had recognized an aggregate of $159,892,000 of up-front license and milestone revenues pursuant to this agreement. At September 30, 2010, $108,000 of revenue was deferred under this agreement, all of which was classified within current liabilities.

Coincident with the Company’s exercise of the U.S. co-promotion option in April 2009, all allowable expenses under the agreement and any potential future sales of Horizant are accounted for using a joint profit and loss, or P&L, statement, in which the Company and GSK share in the resulting operating pre-tax profits and losses. Prior to the launch of Horizant, cash payments to GSK representing the Company’s share of the losses are deferred and will be payable without interest over a period of time following the launch. Pending FDA approval of Horizant, the Company would co-promote Horizant with GSK and share profits and losses from the potential future sales of Horizant in the United States. If Horizant is approved by the FDA, GSK is responsible for: establishing

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

pricing and reimbursement; creating promotional and advertising materials; managed care contracting; receiving, accepting and filling orders; distributing; controlling invoicing, order processing and collecting accounts receivable; and recording sales of Horizant in the United States. Expenses that can be charged to the joint P&L statement are the cost of goods and certain costs directly related to Horizant marketing and sales. Sales and marketing expenses of Horizant that the Company incurs that are not charged to the joint P&L statement are classified as selling, general and administrative operating expenses within the Company’s statements of operations. The Company may terminate its co-promotion right and participation in the profit share arrangement at any time upon notice to GSK with no penalty to the Company, in which case the original royalty-based compensation structure under the agreement would apply for net sales of Horizant in the United States. Under the terms of the agreement, as amended in February 2009, the Company has the right to commence the detailing of Requip XL, GSK’s product for Parkinson’s disease, around the time of the Horizant launch, and the Company would be entitled to continue these detailing activities until the earlier of the launch of a generic form of Requip XL or July 1, 2011. The Company would be compensated by GSK for each detail of Requip XL completed by the Company’s sales representatives through a fee that is separate from the Horizant joint P&L statement. The Company has concluded that the potential details of Horizant and Requip XL and the amount from the joint P&L statement together constitute one unit of accounting separate from the previously established milestone and up-front payment unit of accounting. The Company also has determined the commercialization of its portfolio of product candidates to be part of its core operations, and accordingly concluded that all revenue and profit and loss sharing resulting from the Company’s GSK collaboration agreement are presented in the net revenue from unconsolidated joint operating activities line item in the revenues section of the statements of operations in the period the related activities occur. The Company began recording its share of pre-launch operating losses from the joint P&L statement of Horizant in the second quarter of 2009. No detailing activities occurred and no detail reimbursements were recognized in the three and nine months ended September 30, 2010.

The Company’s net revenue from unconsolidated joint operating activities from the collaboration agreement with GSK is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Up-front license and development milestone revenue	$54	$635	$161	$25,311
XenoPort’s share of pre-launch operating losses	(44)	(611)	(325)	(937)

Net revenue from unconsolidated joint operating activities	$10	$24	$(164)	$24,374

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net loss	$(19,899)	$(24,374)	$(67,646)	$(47,986)

Denominator:
Weighted-average common shares outstanding	30,565	30,048	30,506	28,230

Basic and diluted net loss per share	$(0.65)	$(0.81)	$(2.22)	$(1.70)

Outstanding securities not included in the computation of diluted net loss per share as they had an antidilutive effect:
Restricted stock units and options to purchase common stock	5,258	4,185	5,258	4,185
Warrants outstanding	305	305	305	305

	5,563	4,490	5,563	4,490

4. Comprehensive Loss

The Company displays comprehensive loss and its components as part of the annual statement of stockholders’ equity. Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale securities. Total comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net loss	$(19,899)	$(24,374)	$(67,646)	$(47,986)
Change in unrealized gains (losses) on available-for-sale securities	2	(72)	(10)	(440)

	$(19,897)	$(24,446)	$(67,656)	$(48,426)

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2010:
Cash	$902	$—	$—	$902
Money market funds	10,329	—	—	10,329
U.S. treasury securities	5,523	1	—	5,524
U.S. government-sponsored agencies	46,627	8	—	46,635
Corporate debt securities	27,618	18	(11)	27,625
Certificates of deposit	1,946	—	—	1,946

	$92,945	$27	$(11)	$92,961

Reported as:
Cash and cash equivalents				$14,512
Short-term investments				76,503
Restricted investments				1,946

				$92,961

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2009:
Cash	$4,115	$—	$—	$4,115
Money market funds	18,260	—	—	18,260
U.S. treasury securities	22,024	—	(7)	22,017
U.S. government-sponsored agencies	99,243	40	(7)	99,276
Certificates of deposit	1,933	—	—	1,933

	$145,575	$40	$(14)	$145,601

Reported as:
Cash and cash equivalents				$36,255
Short-term investments				107,413
Restricted investments				1,933

				$145,601

At September 30, 2010 and December 31, 2009, the contractual maturities of all investments held were less than one year.

No gross realized gains or losses were recognized in the three or nine months ended September 30, 2010 or in the same periods in 2009.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value using the following inputs (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$10,329	$10,329	$—	$—
U.S. treasury securities	5,524	—	5,524	—
U.S. government-sponsored agencies	46,635	—	46,635	—
Corporate debt securities	27,625	—	27,625	—

Total	$90,113	$10,329	$79,784	$—

		Fair Value Measurements at Reporting Date Using
Description	Total as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$18,260	$18,260	$—	$—
U.S. treasury securities	22,017	—	22,017	—
U.S. government-sponsored agencies	99,276	—	99,276	—

Total	$139,553	$18,260	$121,293	$—

6. Stock-Based Compensation

Details of the Company’s employee non-cash stock-based compensation, excluding non-cash stock-based compensation resulting from the Company’s restructuring plan, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Research and development	$1,891	$2,589	$6,228	$7,722
Selling, general and administrative	2,338	2,130	7,097	6,248

	$4,229	$4,719	$13,325	$13,970

7. Restructuring

On March 5, 2010, as a result of the Complete Response letter from the FDA stating that the FDA did not approve the NDA for Horizant for RLS in its form at the time, the Company implemented a restructuring plan to reduce expenses, focus the Company’s resources on advancement of its later-stage product candidates and eliminate the Company’s discovery research efforts. The restructuring plan resulted in a reduction in force of 107 employees, or approximately 50% of the Company’s workforce. The Company provided affected employees with up to 60 days of leave of absence pay in accordance with the Worker Adjustment and Retraining Notification Act, and provided 60 days of employee benefits and continued vesting of stock options and awards. Qualified affected employees were also eligible to receive severance payments, transition pay, continuation of medical insurance under COBRA, a two-year extension of exercisability of stock options vested as of May 4, 2010 and outplacement services.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As a result of this restructuring, the Company recorded restructuring charges of $5,275,000 in the three months ended March 31, 2010, which were included on a separate line in the Company’s statements of operations, in accordance with the Exit or Disposal Cost Obligations topic of the Codification. The Company does not expect to incur additional charges in relation to the March 2010 restructuring plan. The restructuring components are summarized in the following table (in thousands):

	Paid Leave, Severance and Other Benefits	Non-Cash Stock-Based Compensation	Property and Equipment	Legal and Other	Total
Net restructuring charges	$3,910	$853	$437	$75	$5,275
Cash payments	(966)	—	—	(16)	(982)
Non-cash charges	—	(853)	(437)	(19)	(1,309)

Ending liability balance at March 31, 2010	2,944	—	—	40	2,984
Cash payments	(2,692)	—	—	(40)	(2,732)

Ending liability balance at June 30, 2010	252	—	—	—	252
Cash payments	(252)	—	—	—	(252)

Ending liability balance at September 30, 2010	$—	$—	$—	$—	$—

8. Commitments and Contingencies

In July 2010, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming the Company and certain of its officers and directors as defendants. The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by the defendants related to Horizant as a potential treatment of moderate-to-severe primary RLS, which allegedly made it impossible for investors to meaningfully understand the drug’s potential for FDA approval. The plaintiff seeks damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased the Company’s common stock during the period between May 5, 2009 and February 17, 2010. Another lawsuit was filed in September 2010 in the United States District Court for the Northern District of California making substantially similar allegations, on behalf of a purported class of stockholders who purchased the Company’s common stock during the period between March 16, 2009 and May 5, 2010. A motion to consolidate the complaints and appoint a lead plaintiff has been granted. The Company will not respond until after a consolidated complaint is filed.

The Company believes that it has meritorious defenses and intends to defend the lawsuits vigorously. The Company is not currently able to estimate the possible cost to the Company from this matter, as these lawsuits are currently at an early stage and the Company cannot be certain how long it may take to resolve this matter or the possible amount of any damages that the Company may be required to pay. Therefore, the Company has not established any reserves for any potential liability relating to these lawsuits.

9. Subsequent Event

In November 2010, the Company entered into an amended and restated development and commercialization agreement with GSK. GSK remains responsible for seeking approval of the NDA for RLS in the United States and for further development and regulatory matters with respect to Horizant for the potential treatment of post-herpetic neuralgia, or PHN. Subject to the terms and conditions of the amended agreement, the Company has reacquired all rights to XP13512 outside of the United States previously granted to GSK (which excludes the Astellas territory) and the Company has the right to pursue development of Horizant for: (i) the potential treatment of diabetic peripheral neuropathy, or DPN; (ii) the potential treatment of PHN, to the extent that a product label would reflect a superiority claim over a currently approved drug; and (iii) any additional indications in the United States. GSK remains responsible for commercialization of Horizant in the United States for all indications. The aggregate clinical and regulatory milestone payments that the Company is eligible to receive have been increased by $37,500,000, from up to $275,000,000 to up to $312,500,000, of which $85,000,000 has been received to date. The Company also remains eligible to receive up to $290,000,000 upon the achievement of specified Horizant sales levels, with a reduction in the sales levels entitling the Company to specific payment amounts compared to the original agreement. The Company’s participation in the co-promotion and joint P&L arrangements remain unchanged, except that the Company can delay the deployment of its sales force for up to three years following the potential approval of Horizant in the United States and its share of losses from the joint P&L will be forgiven up to a maximum of $10,000,000. Therefore, the total accrued unconsolidated joint operating activities of $1,420,000 recorded as of September 30, 2010 will be forgiven. The Company’s payment of additional losses, if any, would be deferred and payable without interest over a period of time following the first quarter in which the joint P&L is profitable. In addition, the Company no longer has the right to detail Requip XL. This right would have terminated upon the earlier of the launch of a generic form of Requip XL or July 1, 2011 under the original agreement. The Company would share any profits on sales of Horizant in the United States at tiered rates that escalate as a function of annual net sales levels, from a low of 20% to a maximum of 50%. The Company may terminate its co-promotion right and participation in the profit share arrangement at any time upon notice to GSK with no penalty to it, resulting in a royalty-based compensation structure whereby the Company would receive a royalty on annual net sales in the United States at tiered rates that escalate as a function of net sales levels, from a low of 15% to a maximum of 30%. GSK may terminate the collaboration agreement in its entirety for any reason and at any time. In such event, certain Horizant/XP13512 product rights would revert to the Company, and the Company would be entitled to specified transition assistance from GSK. The Company cannot estimate the financial effect of this amended and restated development and commercialization agreement with GSK on the Company’s financial position and results of operations at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections and statements related to future development activities, the timing and results thereof and regulatory matters. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Our lead product candidate, XP13512 (gabapentin enacarbil), is licensed to Astellas Pharma Inc. in Japan and five Asian countries and to Glaxo Group Limited, or GSK, in the United States. Astellas has filed a new drug application, or NDA, with the Pharmaceuticals and Medical Device Agency, or PMDA, for approval of XP13512 as a treatment for restless legs syndrome in Japan. Restless legs syndrome is a neurological condition that causes an irresistible urge to move the legs. In January 2009, GSK submitted an NDA to the U.S. Food and Drug Administration, or FDA, for U.S. approval to market XP13512, known in the United States by the trade name Horizant (gabapentin enacarbil) Extended-Release Tablets, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS.

In February 2010, GSK received a Complete Response letter from the FDA regarding the NDA for Horizant for RLS. A Complete Response letter is issued by the FDA’s Center of Drug Evaluation and Research when the review of a file is completed and questions remain that preclude the approval of the NDA in its current form. In November 2010, the FDA accepted for review GSK’s resubmission of the NDA in response to the FDA’s Complete Response letter. The FDA has designated the Horizant NDA resubmission as a Class 2 response and set a new Prescription Drug User Fee Act, or PDUFA, date of April 6, 2011. The Horizant NDA resubmission included new data from nonclinical studies of Horizant and two epidemiology studies conducted by GSK exploring gabapentin use and cancer based on the UK General Practice Research Database. The Horizant NDA resubmission also included a final safety update that provided updated or new safety information on patients in clinical studies who have been treated with Horizant. In order for the FDA to be able to consider published gabapentin nonclinical data in their assessment of Horizant, GSK amended the Horizant NDA from a Section 505(b)(1) to a Section 505(b)(2) application. Because the Horizant NDA resubmission was filed under Section 505(b)(2) of the Food, Drug and Cosmetic Act, the patent certification and related provisions of the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, apply to the Horizant NDA resubmission. In accordance with the Hatch-Waxman Act, concurrent with GSK’s filing of the Horizant NDA resubmission with the FDA, GSK provided “paragraph IV” notices to Pfizer Inc as the NDA holder for Neurontin (gabapentin) Oral Capsules and to the owner of U.S. Patent 6,054,482 (a patent for Neurontin (gabapentin) Oral Capsules listed in the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book), providing, among other things, a detailed statement of the factual and legal basis of GSK’s opinion that U.S. Patent No. 6,054,482 is invalid, unenforceable or will not be infringed by Horizant. Following receipt of the notice, the owner of U.S. Patent No. 6,054,482 is permitted to file an action for patent infringement. If an infringement lawsuit is filed within 45 days of receiving the paragraph IV notice, the Horizant NDA may not normally be approved before the expiration of a 30-month period starting from the date of receipt of the paragraph IV notice.

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

In November 2010, we entered into an amended and restated development and commercialization agreement with GSK. GSK remains responsible for seeking approval of the NDA for RLS in the United States and for further development and regulatory matters with respect to Horizant for the potential treatment of PHN. Subject to the terms and conditions of the amended agreement, we have reacquired all rights to XP13512 outside of the United States previously granted to GSK (which excludes the Astellas territory) and we have the right to pursue development of Horizant for: (i) the potential treatment of DPN; (ii) the potential treatment of PHN, to the extent that a product label would reflect a superiority claim over a currently approved drug; and (iii) any additional indications in the United States. GSK remains responsible for commercialization of Horizant in the United States for all indications. The aggregate clinical and regulatory milestone payments that we are eligible to receive have been increased by $37.5 million, from up to $275.0 million to up to $312.5 million, of which $85.0 million has been received to date. We also remain eligible to receive up to $290.0 million upon the achievement of specified sales levels, with a reduction in the sales levels entitling us to specific payment amounts compared to our original agreement. Our participation in the co-promotion and joint profit and loss, or P&L, arrangements remain unchanged, except that we can delay the deployment of our sales force for up to three years following the potential approval of Horizant in the United States and our share of losses from the joint P&L will be forgiven up to a maximum of $10.0 million. Our payment of additional losses, if any, would be deferred and payable without interest over a period of time following the first quarter in which the joint P&L is profitable. In addition, we no longer have the right to detail Requip XL, GSK’s product for Parkinson’s disease. This right would have terminated upon the earlier of the launch of a generic form of Requip XL or July 1, 2011 under our original agreement. We would share any profits on sales of Horizant in the United States at tiered rates that escalate as a function of annual net sales levels, from a low of 20% to a maximum of 50%. For example (and for illustrative purposes only), if the annual net sales of Horizant reach $250.0 million, $500.0 million and $1.0 billion, we would be entitled to blended profit share rates of 25%, 34% and 42%, respectively. We may terminate our co-promotion right and participation in the profit share arrangement at any time upon notice to GSK with no penalty to us, resulting in a royalty-based compensation structure whereby we would receive a royalty on annual net sales in the United States at tiered rates that escalate as a function of net sales levels, from a low of 15% to a maximum of 30%. For example (and for illustrative purposes only), if the annual net sales of Horizant reach $250.0 million, $500.0 million and $1.0 billion, we would be entitled to blended royalty rates of 17%, 21% and 25%, respectively. GSK may terminate our co-promotion right for our not meeting a minimum sales requirement, for our uncured material breach in conducting co-promotional activities or upon our change of control in certain circumstances. GSK may terminate our collaboration agreement in its entirety for any reason and at any time. In such event, certain Horizant/XP13512 product rights would revert to us, and we would be entitled to specified transition assistance from GSK.

We are evaluating our second product candidate, arbaclofen placarbil, or AP (also known as XP19986), for the potential treatment of gastroesophageal reflux disease, or GERD, in patients who do not experience complete relief of GERD symptoms while being treated with proton pump inhibitors, or PPIs. We are also evaluating AP as a potential treatment for patients with spasticity. In September 2010, we announced our plans to move AP into Phase 3 development as a potential treatment of spasticity in multiple sclerosis, or MS, patients. Based on discussions with the FDA, we intend to conduct a multi-center, randomized, double-blind, placebo-controlled study designed to assess the efficacy and safety of AP as a treatment for spasticity in MS patients. Patients who complete this study would have the option to enter a long-term study to evaluate the safety of AP in MS patients. Favorable results from these studies could lead to the filing of an NDA with the FDA under Section 505(b)(2) seeking approval of AP for the treatment of spasticity. The Section 505(b)(2) application would enable us to reference published literature and the FDA’s previous finding of safety and effectiveness for baclofen, a drug that has been approved by the FDA for the alleviation of signs and symptoms of spasticity resulting from MS. We intend to initiate this Phase 3 clinical program in the first half of 2011.

We are evaluating our third product candidate, XP21279, for the potential treatment of patients with Parkinson’s disease. We are conducting a Phase 2 clinical trial of XP21279 in Parkinson’s disease patients with motor fluctuations. The randomized cross-over trial is designed to compare the efficacy, safety and pharmacokinetics of individual patient-optimized doses of a new bi-layer tablet of XP21279/carbidopa to similarly patient-optimized doses of Sinemet (L-Dopa/carbidopa).

We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated any product revenues. Prior to the three months ended June 30, 2007, we had incurred net losses since our inception. However, due to the recognition of revenues from up-front and milestone payments from our collaborations with GSK, Astellas and Xanodyne Pharmaceuticals, Inc., we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007, and for the year ended December 31, 2007. However, while recognition of these revenues resulted in a profitable year for 2007, we incurred net losses in 2008 and 2009, and we expect to incur net losses in 2010 as we continue our development activities and seek to advance our product candidates into later stages of development. As of September 30, 2010, we had an accumulated deficit of approximately $372.6 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments including those related to revenue recognition, stock-based compensation, income taxes and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and significant judgments and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Three and Nine Months Ended September 30, 2010 and 2009

Revenues

Our collaboration revenue consisted of the recognition of revenue from up-front and milestone payments from our collaboration with Astellas. Our net revenue from unconsolidated joint operating activities consisted of the recognition of revenue from up-front and milestone payments and the recognition of our share of pre-launch operating losses resulting from our co-promotion rights for Horizant in the United States with GSK.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except percentages)
Net revenue from unconsolidated joint operating activities	$10	$24	$(14)	(58)%	$(164)	$24,374	$(24,538)	(101)%
Collaboration revenue	379	379	—	0%	1,137	4,137	(3,000)	(73)%

Total revenues	$389	$403	$(14)	(3)%	$973	$28,511	$(27,538)	(97)%

The decrease in net revenue from unconsolidated joint operating activities for the three months ended September 30, 2010 compared to the same period in 2009 was primarily due to a decrease in revenue recognized from up-front license and milestone payments, partially offset by a decrease in the recognition of our share of pre-launch operating losses resulting from our co-promotion of Horizant in the United States with GSK under our GSK agreement.

The decrease in net revenue from unconsolidated joint operating activities for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to the receipt and recognition of a significant portion of the $20.0 million milestone payment from GSK related to the FDA’s acceptance for review of the Horizant NDA in the nine months ended September 30, 2009. As a result of the Complete Response letter, we revised the estimated period of performance over which we recognize milestones paid for clinical trial and pre-clinical activities and the up-front payment.

Our collaboration revenue remained constant in the three months ended September 30, 2010 compared to the same period in 2009.

The decrease in collaboration revenue for the nine months ended September 30, 2010 compared to the same period in 2009 was the result of a $3.0 million decrease in revenue recognized under our Astellas agreement from a milestone payment related to the FDA’s acceptance for review of the NDA for Horizant in the United States in 2009.

We expect revenues to fluctuate in the future primarily depending upon the potential further development and commercialization of Horizant/XP13512, the timing of milestone-related activities under our Astellas and GSK collaborations and the extent to which we enter into new, or modify existing, collaborative agreements.

Research and Development Expenses

Research and development expenses consisted of costs associated with our research activities and drug discovery efforts, as well as costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Of the total research and development expenses for the three and nine months ended September 30, 2010 and 2009, the allocation of costs associated with research and preclinical and clinical development activities approximated the following:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except percentages)
Research	$1,629	$5,166	$(3,537)	(68)%	$7,984	$15,599	$(7,615)	(49)%
Preclinical and clinical development	12,134	11,834	300	3%	33,725	38,418	(4,693)	(12)%

Total research and development	$13,763	$17,000	$(3,237)	(19)%	$41,709	$54,017	$(12,308)	(23)%

The decrease in research and development expenses in the three months ended September 30, 2010 compared to the same period in 2009 was principally due to the following:

•	decreased personnel costs of $3.9 million primarily due to decreased headcount, including decreased non-cash stock-based compensation of $0.7 million; partially offset by

•	increased net costs for AP of $1.2 million primarily due to increased clinical costs.

The decrease in research and development expenses in the nine months ended September 30, 2010 compared to the same period in 2009 was principally due to the following:

•	decreased net costs for Horizant/XP13512 of $2.3 million primarily due to decreased manufacturing and clinical costs;

•	decreased net costs for XP21279 of $1.4 million primarily due to decreased toxicology and clinical costs; and

•	decreased personnel costs of $8.9 million primarily due to decreased headcount, including decreased non-cash stock-based compensation of $1.5 million; partially offset by

•	a credit in 2009 of $1.9 million from Astellas for manufacturing costs under the supply arrangement.

We expect our research and development expenses to decrease in 2010 as compared to 2009 as a result of our March 2010 restructuring plan. The timing and amount of expenses incurred will primarily depend upon the extent of current or future clinical trials for AP and XP21279, as well as the related expenses associated with our development organization, regulatory requirements, advancement of our preclinical programs and product candidate manufacturing costs.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except percentages)
Selling, general and administrative	$6,597	$8,140	$(1,543)	(19)%	$21,877	$23,693	$(1,816)	(8)%

Our selling, general and administrative expenses decreased in the three and nine months ended September 30, 2010 compared to the same periods in 2009 primarily due to decreased personnel costs as a result of decreased headcount.

We expect selling, general and administrative expenses in 2010 to remain relatively constant with 2009 levels. In 2011, the timing and amount of selling, general and administrative expenses incurred will primarily depend upon the NDA approval process for the Horizant NDA and, assuming such approval, the timing and costs associated with establishing our sales force in support of the potential commercialization of Horizant for RLS.

Restructuring Charges

As a result of the implementation of our March 2010 restructuring plan that resulted in a reduction in force of 107 employees, or approximately 50% of our workforce, we recorded restructuring charges of $5.3 million in the three months ended March 31, 2010. The recorded restructuring charges consisted primarily of $3.9 million of leave of absence pay, severance and healthcare benefits, $0.9 million of non-cash stock-based compensation and $0.4 million of property and equipment write-offs. We do not expect to incur additional charges in relation to the March 2010 restructuring plan.

Interest Income and Interest and Other Expense

Interest income consisted primarily of interest earned on our cash equivalents and short-term investments.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except percentages)
Interest income	$72	$226	$(154)	(68)%	$242	$1,080	$(838)	(78)%
Interest and other expense	$—	$—	$—	0%	$—	$4	$(4)	(100)%

The decrease in interest income in the three and nine months ended September 30, 2010 compared to the same periods in 2009 was primarily due to lower interest rates and lower average cash and cash equivalents and short-term investment balances.

Liquidity and Capital Resources

	As of September 30, 2010	As of December 31, 2009
	(In thousands)
Cash and cash equivalents and short-term investments	$91,015	$143,668
Working capital	80,319	131,749
Restricted investments	1,946	1,933

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash provided by (used in):
Operating activities	$(51,351)	$(45,306)
Investing activities	29,349	(54,754)
Financing activities	259	52,808
Capital expenditures (included in investing activities above)	(601)	(2,454)

Due to our significant research and development expenditures and the lack of regulatory agency approvals to sell products, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our equity securities, non-equity payments from our collaborators and interest earned on investments. At September 30, 2010, we had available cash and cash equivalents and short-term investments of $91.0 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including investments backed by U.S. government-sponsored agencies, U.S. treasury securities, corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $51.4 million and $45.3 million in the nine months ended September 30, 2010 and 2009, respectively. The net cash used in operating activities in the nine months ended September 30, 2010 primarily reflected our net loss, partially offset by non-cash stock-based compensation. We recorded restructuring charges of $5.3 million in the nine months ended September 30, 2010, which included approximately $4.0 million of cash expenditures primarily associated with one-time termination benefits, which were paid in the nine months ended September 30, 2010. The net cash used in operating activities in the nine months ended September 30, 2009 primarily reflected our net loss and, to a lesser extent, the non-cash changes in operating assets and liabilities, partially offset by non-cash stock-based compensation.

Net cash provided by (used in) investing activities was $29.3 million and $(54.8) million in the nine months ended September 30, 2010 and 2009, respectively. The net cash provided by investing activities for the nine months ended September 30, 2010 was primarily related to proceeds from maturities of investments, partially offset by the purchases of investments. The net cash used in investing activities for the nine months ended September 30, 2009 was primarily related to the purchases of investments, partially offset by proceeds from maturities of investments.

Net cash provided by financing activities was $0.3 million and $52.8 million in the nine months ended September 30, 2010 and 2009, respectively. The net cash provided by financing activities for the nine months ended September 30, 2010 and 2009 primarily reflected net proceeds provided by the issuance of common stock and exercise of stock options.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements into the first quarter of 2012. We have based our estimate of cash sufficiency on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our collaborations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the receipt of FDA approval for Horizant and the timing and success of further studies and trials necessary to secure this approval, if any;

•	the extent of product development funding under our current collaborative arrangements;

•	the cost of manufacturing clinical, and establishing commercial, supplies of our product candidates and any products that we may develop;

•	the timing of any milestone payments under our collaborative arrangements;

•	the number and characteristics of product candidates that we pursue, including rights related to Horizant that we obtained pursuant to our amended and restated collaboration agreement with GSK;

•	the cost, timing and outcomes of regulatory approvals, if any;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish or modify;

•	the timing and amount of our share of operating losses from our GSK collaboration;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

Contractual Obligations

Our future contractual obligations at September 30, 2010 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating lease obligations	$13,297	$5,629	$7,668	$—	$—

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

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2010, we had cash and cash equivalents and short-term investments of $91.0 million consisting of cash and highly liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amounts of $1.1 million and $3.4 million during the nine months ended September 30, 2010 and 2009, respectively, to this European contract manufacturer. We are subject to exposure to fluctuations in foreign exchange rates in connection with agreements with this European contract manufacturer. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, as of September 30, 2010, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.

Changes in Internal Control over Financial Reporting.

There were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2010, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming us and certain of our officers and directors as defendants. The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by the defendants related to our product candidate, Horizant (gabapentin enacarbil) Extended-Release Tablets, as a potential treatment of moderate-to-severe primary restless legs syndrome, which allegedly made it impossible for investors to meaningfully understand the drug’s potential for U.S. Food and Drug Administration approval. The plaintiff seeks damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased our common stock during the period between May 5, 2009 and February 17, 2010. Another lawsuit was filed in September 2010 in the United States District Court for the Northern District of California making substantially similar allegations, on behalf of a purported class of stockholders who purchased our common stock during the period between March 16, 2009 and May 5, 2010. A motion to consolidate the complaints and appoint a lead plaintiff has been granted. We will not respond until after a consolidated complaint is filed.

We believe that we have meritorious defenses and intend to defend the lawsuits vigorously. These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of the lawsuits, and we may not prevail.

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

Risks Related to Our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never sustain profitability.*

We have a limited operating history and have incurred cumulative losses of $372.6 million since our inception in May 1999. In the three months ended September 30, 2010 and 2009, we incurred net losses of $19.9 million and $24.4 million, respectively. In the nine months ended September 30, 2010 and 2009, we incurred net losses of $67.6 million and $48.0 million, respectively. Due to the recognition of revenues from up-front and milestone payments from our collaborations with Glaxo Group Limited, or GSK, Astellas Pharma Inc. and Xanodyne Pharmaceuticals, Inc., we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007, and for the year ended December 31, 2007. However, while recognition of these revenues resulted in a profitable year for 2007, we incurred net losses in 2008 and 2009, and we expect to incur net losses in 2010. Subject to regulatory approval of any of our product candidates, we may incur significant expenses associated with the establishment of a North American specialty sales force. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

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

Our success depends substantially on our most advanced product candidates, which are still under development. If we or our collaborative partners are unable to bring any or all of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be reduced.*

Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of our product candidates. In February 2010, we and our partner, GSK, announced that GSK received a Complete Response letter from the U.S. Food and Drug Administration, or FDA, regarding the new drug application, or NDA, submitted by GSK seeking approval of Horizant (gabapentin enacarbil) Extended-Release Tablets for the treatment of moderate-to-severe primary restless legs syndrome, or RLS. A Complete Response letter is issued by the FDA’s Center of Drug Evaluation and Research when the review of a file is completed and questions remain that preclude the approval of the NDA in its current form. In the Complete Response letter, the FDA indicated that a preclinical finding of pancreatic acinar cell tumors in rats was of sufficient concern to preclude approval of the Horizant NDA for RLS at that time. In October 2010, GSK responded to the Complete Response letter with an NDA resubmission, which included additional nonclinical data of Horizant and epidemiological data related to gabapentin use and cancer. In order for the FDA to be able to consider published gabapentin nonclinical data in their assessment of Horizant, GSK amended the Horizant NDA from a Section 505(b)(1) to a Section 505(b)(2) application. The Complete Response letter and NDA resubmission process has delayed, and may prevent, the approval of Horizant for RLS. We believe the Complete Response letter has also delayed the development by GSK of Horizant in neuropathic pain. In addition, in July 2010, GSK announced top-line results from a Phase 2b clinical trial in which Horizant did not demonstrate a statistically significant improvement compared to placebo as a prophylactic treatment for migraine headaches.

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

If we or our partners are not able to obtain required regulatory approvals, we or our partners will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.*

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA and other agencies in the United States and by comparable authorities in other countries. The inability to obtain FDA approval or approval from comparable authorities in other countries would prevent us and our collaborative partners from commercializing our product candidates in the United States or other countries. We or our collaborative partners may never receive regulatory approval for the commercial sale of our product candidates. For example, in February 2010, GSK received a Complete Response letter from the FDA in which a preclinical finding of pancreatic acinar cell tumors in rats precluded approval of the Horizant NDA for the treatment of RLS at that time. In October 2010, GSK responded to questions raised by the FDA in the Complete Response letter with an NDA resubmission, which included new data from nonclinical studies of Horizant and two epidemiology studies conducted by GSK exploring gabapentin use and cancer based on the UK General Practice Research Database, as well as a final safety update that provided updated or new safety information on patients in clinical studies who have been treated with Horizant. In order for the FDA to be able to consider published gabapentin nonclinical data in their assessment of Horizant, GSK amended the Horizant NDA from a Section 505(b)(1) to a Section 505(b)(2) application. However, it is unknown when, or if, we and GSK will obtain FDA approval for Horizant for RLS or any indication. If we are unable to obtain regulatory approval of Horizant, we may not achieve profitability and our business will be severely harmed. Moreover, if the FDA requires that any of our products or product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our collaborative partners will be unable to begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our products or product candidates is classified as a controlled substance by the DEA, we or our collaborative partners would have to register annually with the DEA and those product candidates would be subject to additional regulation.

We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of applying for regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the product candidates involved. The application process begins with the submission of an NDA that the FDA initially reviews and either accepts or rejects for filing. NDA submissions are complex electronic filings, which include vast compilations of data sets, integrated documents and data calculations. The FDA has substantial discretion in the submission process and may refuse to accept an NDA submission if there are errors or omissions relating to the electronic transmittal process, data entry, data compilation or formatting. For example, in November 2008, GSK withdrew a previously submitted NDA for Horizant for the treatment of RLS in connection with the FDA’s request that the data from a single study be reformatted. The Section 505(b)(1) NDA for Horizant was resubmitted in January 2009 and the FDA accepted the Section 505(b)(1) NDA for review in March 2009.

Changes in the regulatory approval policy during the development period, changes in, or the enactment of additional, regulations or statutes or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an NDA. If the FDA were to miss a Prescription Drug User Fee Act, or PDUFA, timing goal for one of our product candidates, the development and commercialization of the product candidate could be delayed or impaired. For example, in November 2009, the FDA notified GSK that it was extending the PDUFA timing goal for Horizant for the treatment of RLS to February 2010. Similarly, in connection with the Horizant NDA resubmission, the FDA has set a new PDUFA timing goal of April 6, 2011. However, the FDA has the discretion to exercise its one-time option to extend the PDUFA timing goal an additional three months. In addition, the Food and Drug Administration Amendments Act of 2007, or FDAAA, mandates FDA advisory committee reviews of all new molecular entities as part of the NDA approval process, although the FDA maintains discretion under FDAAA to approve NDAs for new molecular entities without advisory committee reviews in certain instances. Although the FDA did not convene an advisory committee during its review of the initial Horizant NDA filing, the FDA may convene an advisory committee at any time during the review process, including following an NDA resubmission. The advisory committee review process can be a lengthy and uncertain process that could delay the FDA’s NDA approval and delay or impair the development and commercialization of our product candidates.

The FDA has substantial discretion in the approval process and may refuse to approve any application or decide that our or our collaborative partners’ data is insufficient for approval and require additional preclinical, clinical or other studies. For example, varying interpretations of the data obtained from preclinical and clinical testing or epidemiology studies could delay, limit or prevent regulatory approval of any of our product candidates. The FDA could also require additional studies or trials to satisfy particular safety concerns noted in our preclinical or clinical testing or epidemiological studies. In particular, to satisfy a preclinical safety concern expressed in the Complete Response letter with respect to Horizant, the FDA may require us to undertake additional preclinical studies or trials or epidemiological studies prior to approving Horizant. Even if we were to undertake additional studies or trials, there are no assurances that it would be sufficient to obtain approval of Horizant for RLS. In addition, given the FDA’s substantial discretion in the approval process, the FDA may raise new or unexpected issues at any time in the review process. For example, in October 2010, Amylin Pharmaceuticals, Inc. announced that they received a second Complete Response letter from the FDA regarding Amylin’s NDA seeking approval of BYDUREON (exenatide extended-release for injectable suspension). Amylin indicated that although the issue was not raised in the FDA’s initial Complete Response letter, the FDA requested a thorough QT study with exposures of exenatide higher than typical therapeutic levels of BYDUREON in a second Complete Response letter. If the FDA were to raise new issues in a subsequent Complete Response letter with respect to Horizant, its approval, if at all, would be delayed and our business would be harmed.

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

We depend on collaborations to complete the development and commercialization of some of our product candidates. These collaborations may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.*

In December 2005, we entered into a collaboration with Astellas for the development and commercialization of XP13512, also known as ASP8825, in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. In February 2007, we entered into an exclusive collaboration with GSK to develop and commercialize XP13512, also known as GSK1838262 and by the trade name Horizant (gabapentin enacarbil) Extended-Release Tablets in the United States, worldwide, excluding the Astellas territory. In November 2010, we amended and restated our collaboration agreement with GSK, pursuant to which we reacquired all rights to XP13512 outside of the United States previously granted to GSK and obtained the right to pursue development of Horizant for: (i) the potential treatment of diabetic peripheral neuropathy, or DPN; (ii) the potential treatment of post-herpetic neuralgia, or PHN, to the extent that a product label would reflect a superiority claim over a currently approved drug; and (iii) any additional indications in the United States.

We may enter into additional collaborations with third parties to develop and commercialize some of our product candidates. Our dependence on Astellas and GSK for the development and commercialization of Horizant/XP13512 subjects us to, and our dependence on future collaborators for development and commercialization of our product candidates will subject us to, a number of risks, including:

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

As a further example, we cannot control the process for securing FDA approval of Horizant for the potential treatment of RLS. GSK is responsible for all interactions with the FDA. If the FDA requires additional studies or trials evaluating the safety or efficacy of Horizant for RLS, or imposes conditions on any approval of Horizant for the treatment of RLS, GSK would be responsible for performing such studies or trials and would control decisions with respect to the acceptance and implementation of any conditions to approval. We cannot control the amount and timing of resources that GSK or Astellas may devote to the development or commercialization of Horizant/XP13512 or its marketing and distribution. In February 2010, GSK announced that it proposed to cease discovery research in certain neuroscience areas, including depression and pain. If Horizant is not approved for RLS in the United States, GSK may not develop Horizant for PHN. GSK or Astellas may abandon further development or the pursuit of regulatory approval of Horizant or XP13512, and may terminate their respective collaboration agreements with us at any time, which could delay or impair the development and commercialization of Horizant/XP13512 and harm our business.

If we do not establish collaborations for our product candidates, we will have to alter our development and commercialization plans.

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

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the receipt of FDA approval for Horizant and the timing and success of further studies and trials necessary to secure this approval, if any;

•	the extent of product development funding under our current collaborative arrangements;

•	the cost of manufacturing clinical, and establishing commercial, supplies of our product candidates and any products that we may develop;

•	the timing of any milestone payments under our collaborative arrangements;

•	the number and characteristics of product candidates that we pursue, including rights related to Horizant that we obtained pursuant to our amended and restated collaboration agreement with GSK;

•	the cost, timing and outcomes of regulatory approvals, if any;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish or modify;

•	the timing and amount of our share of operating losses from our GSK collaboration;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

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

For example, in January 2009, we suspended preclinical development activities for XP20925, our Transported Prodrug of propofol, to focus our resources on development of later-stage product candidates. In addition, in March 2010, as a result of the Complete Response letter that precluded approval of the Horizant NDA for RLS in its form at that time, we implemented a restructuring plan to reduce expenses, focus our resources on advancement of our later-stage product candidates and eliminate our discovery research efforts. In connection with this restructuring, we have chosen to postpone the commencement of additional clinical trials of AP as a potential treatment for spasticity until 2011 to focus our clinical development resources on the completion of our current Phase 2b clinical trial of AP as a potential treatment for gastroesophageal reflux disease, or GERD.

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

If our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans, we will not be able to commercialize our product candidates.*

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. A failure of one or more of our clinical trials could occur at any stage of testing. For example, in July 2010, GSK announced top-line results from a 30-week, double-blind, placebo-controlled, Phase 2b clinical trial of Horizant as a potential prophylactic treatment for migraine headaches in which Horizant did not demonstrate a statistically significant improvement on the primary endpoint when compared to placebo. Long-term safety concerns may also prevent the approval of any of our product candidates by a regulatory authority. For example, in February 2010, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats precluded FDA approval of the Horizant NDA for RLS in its form at that time. In addition, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process, which could delay or prevent our or our collaborative partners’ ability to commercialize our product candidates, including:

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

We do not have the ability to independently conduct clinical trials for our product candidates, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators, collaborative partners and contract laboratories, to conduct our clinical trials. We have, in the ordinary course of business, entered into agreements with these third parties. Nonetheless, with the exception of Horizant for the potential treatment of PHN, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. For example, we need to prepare, and ensure our compliance with, various procedures required under good clinical practices, even though third-party contract research organizations have prepared and are complying with their own, comparable procedures. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates.

An NDA submitted under Section 505(b)(2) of the Food, Drug and Cosmetic Act subjects us to a risk that the holder of a previous NDA may challenge us for patent infringement and delay or prevent the review and approval of our product candidate.*

Certain product candidates that we develop may be submitted to the FDA for approval under Section 505(b)(2) of the Food, Drug and Cosmetic Act, or FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. In connection with the October 2010 Horizant NDA resubmission, GSK amended the Horizant NDA from a Section 505(b)(1) to a Section 505(b)(2) application in order for the FDA to be able to consider published gabapentin nonclinical data in their assessment of Horizant. In addition, if we receive positive results in planned Phase 3 clinical trials of AP as a potential treatment for spasticity in multiple sclerosis, or MS, patients, we intend to file an NDA with the FDA under Section 505(b)(2) seeking approval of AP in this indication. The Section 505(b)(2) application would enable us to reference published literature and the FDA’s previous finding of safety and effectiveness for baclofen, a drug that has been approved by the FDA for the alleviation of signs and symptoms of spasticity resulting from MS.

For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as Paragraph IV certifications, that certify that any patents listed in the Patent and Exclusivity Information Addendum of the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, with respect to any product referenced in the Section 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the Section 505(b)(2) application. Under the Hatch-Waxman Act, the holder of the NDA that the Section 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit triggers a one-time, automatic, 30-month stay of the FDA’s ability to approve the 505(b)(2) application. Accordingly, we may invest a significant amount of time and expense in the development of one or more products only to be subject to significant delay and patent litigation before such products may be commercialized, if at all. A

Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the approved product. The FDA may also reject our future Section 505(b)(2) submissions and require us to file such submissions under Section 501(b)(1) of the FDCA, which could cause delay and be considerably more expensive and time consuming. These factors, among others, may limit our ability to successfully commercialize our product candidates.

In connection with the Horizant NDA resubmission, GSK has included a Paragraph IV certification that an Orange Book listed patent for Neurontin (gabapentin) Oral Capsules, U.S. Patent No. 6,054,482, is invalid, unenforceable or will not be infringed by the manufacture, use or sale of Horizant (gabapentin enacarbil) Extended-Release 600 mg Tablets. Concurrent with GSK’s filing of the Horizant NDA resubmission with the FDA on October 6, 2010, GSK provided notice, a Paragraph IV Notice, to Pfizer Inc as the NDA holder for Neurontin (gabapentin) Oral Capsules and the owner of U.S. Patent No. 6,054,482, stating (among other things) that the application has been amended to include a Paragraph IV certification and providing a detailed statement of the factual and legal basis of the applicant’s opinion that U.S. Patent No. 6,054,482 is invalid, unenforceable or will not be infringed. Following receipt of the Paragraph IV Notice, the owner of U.S. Patent No. 6,054,482 may file an action for patent infringement. If an infringement lawsuit is filed within 45 days of receiving the Paragraph IV Notice, the Horizant NDA may not normally be approved before the expiration of the 30-month period starting from the date of receipt of the Paragraph IV Notice.

U.S. Patent No. 6,054,482 claims a specified composition of gabapentin. More than 25 million prescriptions for generic gabapentin are dispensed annually in the United States. In 2000, Pfizer Inc initiated lawsuits against numerous companies marketing generic gabapentin. Pfizer claimed that the defendants’ generic gabapentin products infringed U.S. Patent No. 6,054,482. The litigation was consolidated in the U.S. District Court in the District of New Jersey, referred to as the In re Gabapentin Patent Litigation. After the cases were filed, several defendants launched sales of generic gabapentin “at risk” before conclusion of the patent litigation. Since that time, several complaints have been dismissed, but certain cases appear to continue against certain of the companies that launched at risk. If Pfizer prevails in the ongoing In re Gabapentin Patent Litigation and/or Pfizer were to sue GSK and prevail, or if the approval of Horizant by the FDA is significantly delayed, our business, revenues and capital resources would be adversely affected.

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

Even if patents are issued regarding our product candidates or methods of using them, those patents can be challenged by our competitors who can argue such patents are invalid and/or unenforceable. For example, in September 2008, a law firm on behalf of an undisclosed client filed an opposition against the patent grant of one of our European patent applications covering XP13512. The European patent office, at an opposition hearing in April 2010, undertook a full review of the grant of the European patent, and ruled that our European patent covering the composition of matter of XP13512 is valid. The law firm that filed the opposition has now appealed the ruling on behalf of the undisclosed client. Patents also may not protect our product candidates if competitors devise ways of making these or similar product candidates without legally infringing our patents. The FDCA and FDA regulations and policies provide incentives to manufacturers to challenge patent validity and these same types of incentives encourage manufacturers to submit NDAs that rely on literature and clinical data not prepared for or by the drug sponsor.

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

Under the terms of our collaboration with GSK, GSK is solely responsible for the manufacture of Horizant to support its development and commercialization within the United States. GSK is currently relying on a single source supplier for clinical supplies of Horizant. If GSK fails to qualify alternative manufacturers of Horizant, the current contract manufacturer terminates their agreement with GSK and GSK is otherwise unable to manufacture or contract to manufacture sufficient quantities of Horizant, the development and commercialization of Horizant could be impaired or delayed. Under the terms of our collaboration with Astellas, Astellas is solely responsible for the manufacture of XP13512 to support its development and commercialization within the Astellas territory. To our knowledge, Astellas is currently relying on a single source supplier for clinical supplies of XP13512. As a result, if Astellas fails to manufacture or contract to manufacture sufficient quantities of XP13512, development and commercialization of XP13512 could be impaired or delayed in the Astellas territory. If we pursue development with respect to the rights we maintain on Horizant/XP13512, we will need to obtain clinical supplies from GSK or another supplier. As a result, if we are unable to obtain sufficient quantities of Horizant/XP13512 from GSK at prices that are commercially attractive, and if we are unable to qualify an alternative supplier, it could delay the development of, and impair our ability to commercialize, this product candidate.

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

We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with GSK for Horizant/XP13512, Excella, Sumitomo, Lonza or DSM for AP or Ajinomoto, Piramal, Metrics or Patheon for XP21279 or to continue relationships at an acceptable cost or if these suppliers fail to meet our requirements for these product candidates for any reason, we would be required to obtain alternative suppliers. Any inability to obtain qualified alternative suppliers, including an inability to obtain, or delay in obtaining, approval of an alternative supplier from the FDA, would delay or prevent the clinical development and commercialization of these product candidates.

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

In addition, the manufacturing facilities of GSK, Excella, Sumitomo, Lonza, Ajinomoto, Piramal and Patheon are located outside of the United States. This may give rise to difficulties in importing our product candidates or their components into the United States or other countries as a result of, among other things, regulatory agency import inspections, incomplete or inaccurate import documentation or defective packaging.

Safety issues with the parent drugs or other components of our product candidates, or with approved products of third parties that are similar to our product candidates, could give rise to delays in the regulatory approval process, restrictions on labeling or product withdrawal.*

Discovery of previously unknown problems, or increased focus on a known problem, with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. Although gabapentin, baclofen (which includes the R-isomer of baclofen) and L-Dopa, the parent drugs of Horizant/XP13512, AP and XP21279, respectively, have been used successfully in patients for many years, newly observed toxicities, or worsening of known toxicities, in preclinical studies of, or patients receiving, gabapentin, baclofen and L-Dopa could result in increased regulatory scrutiny of Horizant/XP13512, AP and XP21279, respectively. For example, in February 2010, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats precluded FDA approval of the Horizant NDA in RLS in its form at that time. Although there were similar findings of rat pancreatic acinar cell tumors following treatment with gabapentin, the FDA has to date not prevented the use of gabapentin.

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

Additionally, problems with approved products marketed by third parties that utilize the same therapeutic target or that belong to the same therapeutic class as the parent drug of our product candidates could adversely affect the development of our product candidates. For example, the product withdrawals of Vioxx from Merck & Co., Inc. and Bextra from Pfizer in 2005 due to safety issues have caused other drugs that have the same therapeutic target, such as Celebrex from Pfizer, to receive additional scrutiny from regulatory authorities. If either gabapentin or pregabalin, drugs from Pfizer that are marketed as Neurontin and Lyrica, respectively, encounters unexpected toxicity problems in humans, the FDA may delay or prevent the regulatory approval of Horizant since it is believed to share the same therapeutic target as gabapentin and pregabalin. In 2005, the FDA requested that all makers of epilepsy drugs analyze their clinical trial data to determine whether these drugs increase the risk of suicide in patients. In December 2008, the FDA added warnings to 11 antiepileptic drugs, including gabapentin, regarding an increased risk of suicide or suicidal thoughts. In April 2009, the FDA approved safety label changes for all approved antiepileptic drugs, except those indicated only for short-term use, to include a warning about an increased risk of suicidal thoughts or actions. Horizant, as a compound that is believed to share the same therapeutic target as gabapentin and pregabalin, would, if approved by the FDA, require a similar warning in its label. In September 2010, the FDA released draft guidance recommending that prospective suicidality assessments be performed in clinical trials of any drug with central nervous system activity. We expect that the FDA will follow this guidance, and we will be required to perform suicidality assessments in all of our clinical trials, including Phase 1 trials, of any of our product candidates with central nervous system activity. Finally, if the FDA determines that a drug may present a risk of substance abuse, it can recommend to the DEA that the drug be scheduled under the Controlled Substances Act. While gabapentin is not a scheduled drug at the present time, pregabalin has been scheduled as a controlled substance. Since pregabalin is a scheduled drug, it is possible that the FDA may require additional testing of Horizant, the results of which could lead the FDA to conclude that Horizant should be scheduled as well. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA regulates the amount of a scheduled substance that is available for clinical trials and commercial distribution. Accordingly, any scheduling action that the FDA or DEA may take with respect to Horizant may delay its clinical trial and approval process. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates, and severely harm our business and financial condition.

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

In the United States, if we receive approval from the FDA of an NDA for Horizant, until such time, if any, as we exercise the right to revert to a net sales royalty, we will share marketing and commercialization costs that exceed $10.0 million and share operating profits from net sales of Horizant, if any. If Horizant is approved, we may establish our own specialty sales force to sell and market our products.

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

Because of the numerous risks and uncertainties involved with establishing our own sales and marketing capabilities, we are unable to predict when, or if, we will establish our own sales and marketing capabilities. If we are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing our product candidates, which would adversely affect our business and financial condition.

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

Products that we believe could compete with Horizant include the following drugs approved for the treatment of RLS: Mirapex (pramipexole) from Boehringer Ingelheim GmbH; generic pramipexole that is marketed by, among others, Teva Pharmaceuticals Industries, Ltd.; Requip (ropinirole) from GSK; and generic ropinirole that is marketed by, among others, CorePharma, LLC, Roxane Laboratories, Inc., Mylan Pharmaceuticals Inc., Wockhardt USA LLC and Teva. In addition, we could experience competition from Neupro (the rotigotine transdermal system), a dopamine agonist patch from UCB, which filed its NDA for the treatment of RLS with the FDA in 2007 and has received a Complete Response letter from the FDA. Products that we believe could compete with Horizant for the treatment of neuropathic pain include drugs that act on the same target as Horizant, such as Lyrica (pregabalin), Neurontin (gabapentin) from Pfizer and generic gabapentin that is marketed by Alpharma Inc., IVAX Corp, Pfizer and Teva, among others. Competition for Horizant could also include Cymbalta (duloxetine) from Eli Lilly and Company, which is approved for the management of DPN. In addition, Depomed, Inc. has filed an NDA seeking approval of DM-1796 (gabapentin GR), an extended-release formulation of gabapentin, for the management of PHN. We believe that AP, our product candidate that is a Transported Prodrug of R-baclofen, could experience competition from several generic drugs approved for the treatment of spasticity, including racemic baclofen, diazepam, dantrolene sodium and tizanidine. In addition, the FDA has approved Botox (onabotulinumtoxin A) from Allergan Inc. to treat spasticity in the flexor muscles of the elbow, wrist and fingers in adults. A therapy in development for the treatment of spasticity is IPX056, an extended-release formulation of baclofen, from Impax Laboratories, Inc. Products that could compete with AP in the GERD therapeutic area include: Protonix (pantoprazole sodium) from Pfizer; Prevacid (lansoprazole) from Takeda Pharmaceutical Company Limited; Nexium (esomeprazole) and Prilosec (omeprazole) from AstraZeneca Pharmaceuticals LP; Aciphex (rabeprazole) from Eisai/Johnson & Johnson; and generic H2 receptor antagonists such as cimetidine, ranitidine, famotidine and nizatidine. Products that could compete with XP21279, our product candidate that is a Transported Prodrug of L-Dopa, include: generic L-Dopa/carbidopa drugs and other drugs approved for the treatment of Parkinson’s disease, including Stalevo, a combination therapy of L-Dopa/carbidopa/entacapone that is marketed in the United States by Novartis; dopamine agonists such as Mirapex, Requip and Neupro, which are marketed by Boehringer-Ingelheim, GSK and UCB, respectively; as well as generic ropinirole that is marketed by, among others, Roxane, Teva and Mylan. In addition, IPX066 from Impax, an extended-release formulation of L-Dopa/carbidopa, is in Phase 3 clinical development. There may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.

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

Risks Related to Ownership of our Common Stock

Our stock price is volatile, and purchasers of our common stock could incur substantial losses.*

The market prices for securities of biopharmaceutical companies in general have been highly volatile. The market price of our common stock may be influenced by many factors, including:

•	announcement of FDA approvability, approval or non-approval of our product candidates and the timing of the FDA review process;

•	adverse results or delays in our or our collaborative partners’ clinical trials;

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

•

initiation of an action for patent infringement by Pfizer in connection with the Paragraph IV Notice related to the Horizant NDA and the potentially resulting imposition of a thirty-month stay on approval of the Horizant NDA;

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

We have been named a defendant in a purported securities class action lawsuit. This, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.*

In July 2010, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming us and certain of our officers and directors as defendants. The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by us related to Horizant as a potential treatment of RLS, which allegedly made it impossible for investors to meaningfully understand the drug’s potential for FDA approval. The plaintiff alleges that we failed to disclose information regarding previous results in lab rats treated with gabapentin showing an increased risk of pancreatic acinar cell tumors, which plaintiff alleges presented a risk that the FDA would not approve Horizant/XP13512 for the treatment of RLS. The plaintiff seeks damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased our common stock during the period between May 5, 2009 and February 17, 2010. Another lawsuit was filed in September 2010 in the United States District Court for the Northern District of California making substantially similar allegations, on behalf of a purported class of stockholders who purchased our common stock during the period between March 16, 2009 and May 5, 2010. A motion to consolidate the complaints and appoint a lead plaintiff has been granted. We will not respond until after a consolidated complaint is filed. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming us and/or our officers and directors as defendants.

We believe that we have meritorious defenses and intend to defend the lawsuits vigorously. These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual cost will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, we could be forced to expend significant resources in the defense of the lawsuits and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from these matters, as these lawsuits are currently at early stages and we cannot be certain how long it may take to resolve these matters or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to more volatility in our stock price.

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

Fluctuations in our operating results could cause our stock price to decline.*

The following factors are likely to result in fluctuations of our operating results from quarter to quarter and year to year:

•	announcement of FDA approvability, approval or non-approval of our product candidates and the timing of the FDA review process;

•	adverse results or delays in our or our collaborative partners’ clinical trials;

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

•

initiation of an action for patent infringement by Pfizer in connection with the Paragraph IV Notice related to the Horizant NDA and the potentially resulting imposition of a thirty-month stay on approval of the Horizant NDA;

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

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*

As of October 15, 2010, our executive officers, directors and holders of 5% or more of our outstanding common stock, based upon information known to us from Schedules 13G filed with the SEC, beneficially owned approximately 65.5% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If there are large sales of our common stock, the market price of our common stock could drop substantially.*

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of October 15, 2010, we had 30,576,614 outstanding shares of common stock. Of these shares, up to 14,692,760 shares of common stock are tradable under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and manner of sale requirements under Rule 144, and the remainder of the shares outstanding as of October 15, 2010, have been registered under the Securities Act and are freely tradable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Right Certificate(4)

4.3	Form of Registered Direct Common Warrant(5)

10.43	Consulting Letter Agreement, dated August 26, 2010, between the Company and William J. Rieflin

10.44	Change of Control Agreement between the Company and Gianna M. Bosko, dated September 3, 2010

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(6)

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema Document (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (7)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.
(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(4)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 30, 2008.
(6)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(7)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc. (Registrant)

November 9, 2010	/S/ RONALD W. BARRETT
Ronald W. Barrett
Chief Executive Officer and Director
(principal executive officer)

November 9, 2010	/S/ WILLIAM G. HARRIS
William G. Harris
Senior Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

November 9, 2010	/S/ MARTYN J. WEBSTER
Martyn J. Webster
Vice President of Finance

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Right Certificate(4)

4.3	Form of Registered Direct Common Warrant(5)

10.43	Consulting Letter Agreement, dated August 26, 2010, between the Company and William J. Rieflin

10.44	Change of Control Agreement between the Company and Gianna M. Bosko, dated September 3, 2010

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(6)

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema Document (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (7)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.
(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(4)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 30, 2008.
(6)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(7)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.