Form 10-Q
period 2011-03-31
XENOPORT INC
filed 2011-05-06
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Total number of shares of common stock outstanding as of April 15, 2011: 35,357,245.

XENOPORT, INC.

XENOPORT, the XenoPort logo and Transported Prodrug are trademarks of XenoPort, Inc.

Horizant is a trademark of GlaxoSmithKline.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
	(In thousands, except per share amount)
Current assets:
Cash and cash equivalents	$22,983	$23,192
Short-term investments	70,128	85,403
Prepaids and other current assets	2,554	2,206

Total current assets	95,665	110,801
Property and equipment, net	6,339	7,209
Restricted investments and other assets	3,036	3,219

Total assets	$105,040	$121,229

Current liabilities:
Accounts payable	$831	$515
Accrued compensation	2,513	2,493
Accrued preclinical and clinical costs	3,318	4,884
Other accrued liabilities	661	976
Deferred rent	617	1,104
Deferred revenue	1,515	1,515

Total current liabilities	9,455	11,487
Deferred revenue	15,404	15,783
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 60,000 shares authorized; 35,357 and 35,227 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	35	35
Additional paid-in capital	484,673	481,336
Accumulated other comprehensive income (loss)	35	(6)
Accumulated deficit	(404,562)	(387,406)

Total stockholders’ equity	80,181	93,959

Total liabilities and stockholders’ equity	$105,040	$121,229

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Revenues:
Net revenue from unconsolidated joint operating activities	$—	$(286)
Collaboration revenue	379	379

Total revenues	379	93

Operating expenses:
Research and development	9,854	15,079
Selling, general and administrative	7,751	8,063
Restructuring charges	—	5,275

Total operating expenses	17,605	28,417

Loss from operations	(17,226)	(28,324)
Interest income	70	99

Net loss	$(17,156)	$(28,225)

Basic and diluted net loss per share	$(0.49)	$(0.93)

Shares used to compute basic and diluted net loss per share	35,273	30,437

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Operating activities
Net loss	$(17,156)	$(28,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	870	1,349
Accretion of investment discounts and amortization of investment premiums, net	166	446
Stock-based compensation expense	3,913	5,490
Changes in assets and liabilities:
Prepaids and other current and noncurrent assets	(348)	419
Accounts payable	316	(180)
Accrued compensation	20	(1,882)
Accrued restructuring charges	—	2,984
Accrued preclinical and clinical costs	(1,566)	945
Accrued unconsolidated joint operating activities	—	340
Other accrued liabilities	(315)	(128)
Deferred revenue	(379)	(433)
Deferred rent	(302)	(260)

Net cash used in operating activities	(14,781)	(19,135)

Investing activities
Purchases of investments	(41,850)	(27,874)
Proceeds from maturities of investments	57,000	23,893
Change in restricted investments	(2)	(5)
Purchases of property and equipment	—	(450)

Net cash provided by (used in) investing activities	15,148	(4,436)

Financing activities
Net cash used in issuance of common stock and exercise of stock options	(576)	(369)

Net cash used in financing activities	(576)	(369)

Net decrease in cash and cash equivalents	(209)	(23,940)
Cash and cash equivalents at beginning of period	23,192	36,255

Cash and cash equivalents at end of period	$22,983	$12,315

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Nature of Operations

XenoPort, Inc., or the Company, was incorporated in the state of Delaware on May 19, 1999. The Company is a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates that utilize the body’s nutrient transport mechanisms to improve the therapeutic benefits of existing drugs. The Company intends to focus its development and commercialization efforts on potential treatments of diseases with significant unmet medical needs, with an emphasis on central nervous system disorders. In April 2011, the U.S. Food and Drug Administration, or FDA, approved the Company’s first product, known in the United States as Horizant (gabapentin enacarbil) Extended Release Tablets. The Company’s facilities are located in Santa Clara, California.

Basis of Preparation

The accompanying financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2011 and results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, is the single source of authoritative U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 1, 2011.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenue Recognition

Revenue arrangements entered into or materially modified through December 31, 2010 are accounted for in accordance with the provisions of the Revenue Recognition-Multiple-Element Arrangement and Collaborative Arrangements topics of the Codification. A variety of factors are considered in determining the appropriate method of revenue recognition under these arrangements, such as whether the various elements can be considered separate units of accounting, whether there is objective and reliable evidence of fair value for these elements and whether there is a separate earnings process associated with a particular element of an agreement.

Effective January 1, 2011, the Company adopted the provisions of Accounting Standards Update, or ASU, 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, on a prospective basis. Under the provisions of ASU 2009-13, the Company will no longer rely on objective and reliable evidence of the fair value of the elements in a revenue arrangement in order to separate a deliverable into a separate unit of accounting, and the use of the residual method has been eliminated. The Company will instead use a selling price hierarchy for determining the selling price of a deliverable, which will be used to determine the allocation of consideration to each unit of accounting under an arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The provisions of ASU 2009-13 will be applied by the Company to revenue arrangements entered into, or materially modified, beginning January 1, 2011. As of March 31, 2011, the Company had not applied the provisions of ASU 2009-13 to any of its revenue arrangements as the Company had not entered into, or materially modified, its revenue arrangements in 2011. There was no material impact on the Company’s financial position or results of operations from adopting ASU 2009-13 in the first quarter of 2011. However, the provisions of ASU 2009-13 could have a material impact on the revenue recognized from any collaboration agreements that the Company enters into, or materially modifies, in future periods.

Effective January 1, 2011, the Company also adopted the provisions of ASU 2010-17 (Topic 605), Milestone Method of Revenue Recognition, or ASU 2010-17. The provisions of ASU 2010-17 will be applied by the Company on a prospective basis for milestones achieved starting in 2011. The adoption of ASU 2010-17 did not have a material impact on the Company’s financial position or results of operations in the first quarter of 2011 and the provisions of ASU 2010-17 are not expected to have a material impact on the revenue recognized from any existing collaboration agreements.

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

Collaboration revenue includes revenue from the Company’s current collaboration agreement with Astellas Pharma Inc. Net revenue from unconsolidated joint operating activities includes all revenue that results solely from the Company’s current collaboration agreement with Glaxo Group Limited, or GSK. The Company accounts for the revenue-related activities of these collaboration agreements as follows:

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

•

Milestones. Prior to the Company’s adoption of ASU 2010-17 on January 1, 2011, milestones were assessed on an individual basis, and revenue was recognized from these milestones when earned, as evidenced by acknowledgment from collaborators, provided that (i) the milestone event was substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represented the culmination, or progress towards the culmination, of an earnings process and (iii) the milestone payment was non-refundable. Milestones that were received after all substantive deliverables had occurred were considered to be bonus payments and were recognized when earned, assuming all of the other revenue recognition criteria were met. Where separate milestones did not meet these criteria, the Company used a performance-based model, with revenue recognition following delivery of effort as compared to an estimate of total expected effort.

Effective January 1, 2011, under the provisions of ASU 2010-17, consideration that is contingent upon achievement of a milestone for research or development deliverables can be recognized in its entirety as revenue in the period in which

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the milestone is achieved. Recognition will occur only if the consideration earned from the achievement of a milestone meets all the criteria for the milestone to be considered substantive at the inception of the arrangement, such that it: (i) is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (ii) relates solely to past performance; and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

The provisions of ASU 2010-17 apply only to those milestones payable for research or development activities and do not apply to contingent payments for which payment is either contingent solely upon the passage of time or the result of a collaborative partner’s performance. The Company will assess the nature of and appropriate accounting for these payments on a case-by-case basis in accordance with the provisions of the Revenue Recognition topic of the Codification.

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

Clinical Trials

The Company accrues and expenses the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to subject visits are accrued as subjects progress through the trial and are reduced by any payments made to the clinical trial site. Non-refundable advance payments for research and development goods or services are recognized as expense as the related goods are delivered or the related services are provided in accordance with the provisions of the Research and Development Arrangements topic of the Codification.

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

2. Collaboration Agreements

Astellas Pharma Inc.

In December 2005, the Company entered into an agreement in which it licensed to Astellas exclusive rights to develop and commercialize the Company’s most advanced product candidate, gabapentin enacarbil (previously known as XP13512), in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. The Company received an initial license payment of $25,000,000 in December 2005, which has been deferred and is being recognized on a straight-line basis over the period that the Company expects to remain obligated to provide services. In addition, the Company is eligible to receive potential total payments of $60,000,000 upon the occurrence of additional clinical and regulatory events, of which $23,000,000 has been received and fully recognized through March 31, 2011. Of the remaining $37,000,000, potential total payments of $17,000,000 are eligible to be received by the Company following the achievement of certain regulatory events, such as product marketing approval in certain countries. The achievement of these milestones will be based in whole or in part on the Company’s past performance. For revenue recognition purposes, the Company determined these events to be substantive milestones and, therefore, each payment will be recognized in its entirety as revenue if, and when, the events are achieved. The remaining $20,000,000 of potential payments payable under this agreement entail no performance obligation on the part of the Company and are tied solely to the regulatory success of additional indications and, accordingly, these payments will not be accounted for under the provisions of ASU 2010-17. No milestone revenue was recognized under the Astellas agreement in the three months ended March 31, 2011. The Company is also entitled to receive percentage-based royalties on any net sales of gabapentin enacarbil in the Astellas territory, if any. In each of the three months ended March 31, 2011 and 2010, the Company recognized revenue of $379,000, representing amortization of the up-front license payment under this agreement. As of March 31, 2011, the Company had recognized an aggregate of $31,081,000 of

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

revenue pursuant to this agreement. At March 31, 2011, $16,919,000 of revenue was deferred under this agreement, of which $1,515,000 was classified within current liabilities and the remaining $15,404,000 was recorded as a noncurrent liability. In addition, the agreement allows Astellas to request that the Company conduct development activities and required Astellas to source all drug product and both clinical and commercial supplies of the active pharmaceutical ingredient, or API, form of gabapentin enacarbil from the Company under a specified supply agreement. In October 2009, all of the Company’s remaining manufacturing or supply obligations to Astellas for gabapentin enacarbil API or finished drug product ceased. The Company remains obligated to provide certain services as originally specified in the December 2005 arrangement. Under the supply arrangement and requested development activities, the Company recorded no net offset to research and development expenses in the three months ended March 31, 2011 and a net offset to research and development expenses of $168,000 in the same period in 2010.

Glaxo Group Limited

In February 2007, the Company entered into an exclusive collaboration with GSK to develop and commercialize gabapentin enacarbil, known in the United States by the trade name Horizant (gabapentin enacarbil) Extended-Release Tablets, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in all countries of the world excluding the Astellas territory. In November 2010, the Company amended and restated its collaboration agreement with GSK, pursuant to which the Company reacquired all rights to gabapentin enacarbil outside of the United States previously granted to GSK (which excludes the Astellas territory) and obtained the right, but not the obligation, to pursue development of Horizant for: (i) the potential treatment of diabetic peripheral neuropathy; (ii) the potential treatment of post-herpetic neuralgia, or PHN, to the extent that a product label would reflect a superiority claim over a currently approved drug; and (iii) any additional indications in the United States. In April 2011, the FDA approved Horizant for the treatment of RLS. GSK remains responsible for further development and regulatory matters with respect to Horizant for the potential treatment of PHN, possibly seeking a new drug application, or NDA, approval through a 505(b)(2) approval process and manufacturing and commercialization of Horizant in the United States for all indications.

In March 2007, GSK made an up-front, non-refundable license payment of $75,000,000. Under the terms of the amended and restated collaboration, the Company is eligible to receive a total of $312,500,000 in aggregate clinical and regulatory event-based potential payments, of which $85,000,000 has been received and fully recognized through March 31, 2011. Of the remaining $227,500,000, the Company has determined that payments aggregating $72,500,000 relate to events that, for revenue recognition purposes, are considered substantive milestones and each of these payments will therefore be recognized as revenue in its entirety if, and when, the events are achieved. These potential payments consist of $10,000,000 relating to achievement of positive results from clinical trials and $62,500,000 relating to the achievement of certain regulatory milestones, such as the first filing of an NDA for product approval for a given indication in the United States. The remaining potential payments payable under this collaboration entail no performance obligation on the part of the Company and, accordingly, these payments will not be accounted for under the provisions of ASU 2010-17. No milestone revenue was recognized under the GSK agreement in the three months ended March 31, 2011. The Company remains eligible to receive up to $290,000,000 upon the achievement of specified sales levels. The Company concluded that the up-front license payment did not have value to GSK on a stand-alone basis without the benefit of the specified development activities that the Company performed in connection with Horizant and that the $85,000,000 of milestones paid for clinical trial and pre-clinical activities were either not sufficiently substantive or not sufficiently at risk to be accounted for using the “when-earned” model. Accordingly, these milestones and the up-front payment were combined into one unit of accounting that was recognized over the best estimate of the development period to commercialization of the product, during which time delivery of substantially all of the efforts required for the completion of the Company’s contractual responsibilities under the GSK agreement has occurred, and the Company has determined that no additional performance obligations resulted from the amended agreement. As of December 31, 2010 and March 31, 2011, the Company had recognized an aggregate of $160,000,000 of up-front license and milestone revenue pursuant to this agreement and no revenue was deferred under this agreement.

        The Company exercised its right to the co-promotion arrangement in April 2009, under which all allowable expenses and any potential future sales of Horizant are accounted for using a joint profit and loss, or P&L, statement, in which the Company and GSK share in the resulting operating pre-tax profits and losses. Under the amended and restated collaboration, the Company’s participation in the co-promotion and joint P&L arrangements remain unchanged, except that the Company can delay the deployment of its sales force for up to three years following the April 2011 approval of Horizant in the United States and the Company’s share of losses from the joint P&L will be forgiven up to a maximum of $10,000,000. The Company’s payment of additional losses, if any, would be deferred and payable without interest over a period of time following the first quarter in which the joint P&L is profitable. GSK is responsible for: establishing pricing and reimbursement; creating promotional and advertising materials; managed care contracting; receiving, accepting and filling orders; distributing; controlling invoicing, order processing and collecting accounts receivable; and recording sales of Horizant in the United States. Expenses that can be charged to the joint P&L statement are the cost of goods and certain costs directly related to Horizant marketing and sales. Sales and marketing expenses of Horizant that the Company incurs that are not charged to the joint P&L statement are classified as selling, general and administrative operating expenses within the Company’s statements of operations. The Company has concluded that under the original and amended agreements, the potential detail of Horizant and the amount from the joint P&L statement together constitute one unit of accounting separate from the previously established milestone and up-front payment unit of accounting. The Company also has determined the commercialization of its portfolio of product candidates to be part of its core operations, and accordingly concluded that all revenue resulting from the Company’s GSK collaboration agreement is presented in the net revenue from unconsolidated joint operating activities line item in the revenues section of the statements of operations in the period the related activities occur. The Company began recording its share of

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

pre-launch operating losses from the joint P&L statement of Horizant in the second quarter of 2009, and the total pre-launch operating losses of $1,095,000 recorded as of December 31, 2009 were forgiven and therefore reversed in the fourth quarter of 2010 as a result of the amended and restated development and commercialization agreement in November 2010. No detailing activities occurred and no detail reimbursements were recognized in the three months ended March 31, 2011 and 2010.

The Company will share any profits or losses on sales of Horizant in the United States at tiered rates that escalate as a function of annual net sales levels, from a low of 20% to a maximum of 50%. The Company may terminate its co-promotion right and participation in the profit share arrangement at any time upon notice to GSK with no penalty to the Company, resulting in a royalty-based compensation structure, whereby the Company would receive royalties on annual net sales in the United States at tiered rates that escalate as a function of net sales levels from a low of 15% to a maximum of 30%. GSK may terminate the Company’s co-promotion right for the Company not meeting a minimum sales requirement, for the Company’s uncured material breach in conducting co-promotional activities or upon the Company’s change of control in certain circumstances. GSK may terminate the collaboration agreement in its entirety for any reason and at any time. In such event, certain Horizant product rights would revert to the Company, and the Company would be entitled to specified transition assistance from GSK.

The Company’s net revenue from unconsolidated joint operating activities from the GSK collaboration agreement was comprised of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Up-front license and development milestone revenue	$—	$54
XenoPort’s share of pre-launch operating losses	—	(340)

Net revenue from unconsolidated joint operating activities	$—	$(286)

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

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net loss	$(17,156)	$(28,225)

Denominator:
Weighted-average common shares outstanding	35,273	30,437

Basic and diluted net loss per share	$(0.49)	$(0.93)

Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Restricted stock units and options to purchase common stock	5,908	5,613
Warrants outstanding	305	305

	6,213	5,918

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Comprehensive Loss

The Company displays comprehensive loss and its components as part of the annual statement of stockholders’ equity. Comprehensive loss is comprised of net loss and unrealized gains (losses) on available-for-sale securities. Total comprehensive loss was as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net loss	$(17,156)	$(28,225)
Change in unrealized gains (losses) on available-for-sale securities	41	(13)

	$(17,115)	$(28,238)

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2011:
Cash	$1,103	$—	$—	$1,103
Money market funds	7,010	—	—	7,010
U.S. treasury securities	5,506	1	—	5,507
U.S. government-sponsored agencies	16,139	1	—	16,140
Corporate debt securities	63,318	36	(3)	63,351
Certificates of deposit	1,950	—	—	1,950

	$95,026	$38	$(3)	$95,061

Reported as:
Cash and cash equivalents				$22,983
Short-term investments				70,128
Restricted investments				1,950

				$95,061

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2010:
Cash	$915	$—	$—	$915
Money market funds	9,917	—	—	9,917
U.S. treasury securities	5,515	1	—	5,516
U.S. government-sponsored agencies	38,552	2	(11)	38,543
Corporate debt securities	53,702	10	(8)	53,704
Certificates of deposit	1,948	—	—	1,948

	$110,549	$13	$(19)	$110,543
Reported as:
Cash and cash equivalents				$23,192
Short-term investments				85,403
Restricted investments				1,948

				$110,543

At March 31, 2011 and December 31, 2010, the contractual maturities of all investments held were less than one year.

No gross realized gains or losses were recognized in the three months ended March 31, 2011 or in the same period in 2010.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value using the following inputs (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$7,010	$7,010	$—	$—
U.S. treasury securities	5,507	—	5,507	—
U.S. government-sponsored agencies	16,140	—	16,140	—
Corporate debt securities	63,351	—	63,351	—

Total	$92,008	$7,010	$84,998	$—

		Fair Value Measurements at Reporting Date Using
Description	Total as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$9,917	$9,917	$—	$—
U.S. treasury securities	5,516	—	5,516	—
U.S. government-sponsored agencies	38,543	—	38,543	—
Corporate debt securities	53,704	—	53,704	—

Total	$107,680	$9,917	$97,763	$—

6. Stock-Based Compensation

Details of the Company’s employee non-cash stock-based compensation, excluding non-cash stock-based compensation resulting from the Company’s restructuring plan in 2010, were as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Research and development	$1,507	$2,319
Selling, general and administrative	2,406	2,318

	$3,913	$4,637

Historically, the Company derived the expected stock price volatility assumption, used in the Black-Scholes option-pricing model, using data obtained from similar entities, taking into consideration factors such as industry, stage of life cycle, size and financial leverage. On a prospective basis, beginning in the first quarter of 2011, the Company has determined that its historical volatility can be used as a reasonable basis to derive the expected stock price volatility assumption and has applied its historical volatility when valuing employee stock options granted in the first quarter of 2011.

7. Restructuring

On March 5, 2010, as a result of the receipt of a Complete Response letter from the FDA that precluded approval of the Horizant NDA for RLS in its form at that time, the Company implemented a restructuring plan to reduce expenses, focus the Company’s resources on advancement of its later-stage product candidates and eliminate the Company’s discovery research efforts. The restructuring plan resulted in a reduction in force of 107 employees, or approximately 50% of the Company’s workforce. The Company provided affected employees with up to 60 days of leave of absence pay in accordance with the Worker Adjustment and Retraining Notification Act, and provided 60 days of employee benefits and continued vesting of stock options and awards. Qualified affected employees were also eligible to receive severance payments, transition pay, continuation of medical insurance under COBRA, a two-year extension of exercisability of stock options vested as of May 4, 2010 and outplacement services.

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

	Paid Leave, Severance and Other Benefits	Non-Cash Stock-Based Compensation	Property and Equipment	Legal and Other	Total
Net restructuring charges	$3,910	$853	$437	$75	$5,275
Cash payments	(966)	—	—	(16)	(982)
Non-cash charges	—	(853)	(437)	(19)	(1,309)

Ending liability balance at March 31, 2010	2,944	—	—	40	2,984
Cash payments	(2,692)	—	—	(40)	(2,732)

Ending liability balance at June 30, 2010	252	—	—	—	252
Cash payments	(252)	—	—	—	(252)

Ending liability balance at September 30 and December 31, 2010 and March 31, 2011	$—	$—	$—	$—	$—

8. Commitments and Contingencies

In July 2010, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming the Company and certain of its officers and directors as defendants. The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by the defendants related to Horizant as a potential treatment of RLS, which allegedly made it impossible for investors to meaningfully understand the drug’s potential for FDA approval. The plaintiff seeks damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased the Company’s common stock during the period between May 5, 2009 and February 17, 2010. Another lawsuit was filed in September 2010 in the United States District Court for the Northern District of California making substantially similar allegations, on behalf of a purported class of stockholders who purchased the Company’s common stock during the period between March 16, 2009 and May 5, 2010. In November 2010, a motion to consolidate the complaints and appoint a lead plaintiff was granted. In January 2011, the lead plaintiff filed a consolidated complaint. In February 2011, the Company responded to the complaint with a motion to dismiss. The lead plaintiff’s opposition brief to the Company’s motion was filed on April 18, 2011. The Company’s response to the lead plaintiff’s opposition brief is due May 9, 2011. A hearing on the motion to dismiss is currently scheduled for May 20, 2011.

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

9. Subsequent Event

In April 2011, the FDA approved Horizant for the treatment of RLS. This approval triggered a $7,000,000 milestone payment from Astellas. This milestone payment from Astellas will be recognized in its entirety as revenue in the second quarter of 2011 in accordance with the provisions of ASU 2010-17. In addition, in connection with the commercial launch of Horizant, the Company will be entitled to a $30,000,000 milestone payment from GSK. This milestone payment from GSK will be recognized in its entirety as revenue when earned. See Note 2 of these Notes to Financial Statements for details on the collaboration agreement between the Company and Astellas, and the development and commercialization arrangement of Horizant between the Company and GSK.

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

Overview

We are a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates that utilize the body’s nutrient transport mechanisms to improve the therapeutic benefits of existing drugs. Our innovative product candidates, which we refer to as Transported Prodrugs, are created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct limitations in the oral absorption, distribution and/or metabolism of the parent drug. We intend to focus our development and commercialization efforts on potential treatments of diseases with significant unmet medical needs, with an emphasis on central nervous system, or CNS, disorders. Each of our product candidates is an orally available, patented or patentable new chemical entity that addresses large potential markets.

On April 6, 2011, the U.S. Food and Drug Administration, or FDA, approved our first product, known in the United States as Horizant (gabapentin enacarbil) Extended-Release Tablets, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults. RLS is a neurological disorder characterized by an urge to move the legs usually caused by or accompanied by uncomfortable and unpleasant sensations in the legs.

Glaxo Group Limited, or GSK, holds commercialization rights and certain development rights for Horizant in the United States. Discovered and developed by XenoPort, Horizant is a new chemical entity that utilizes the body’s nutrient transport mechanisms that are believed to facilitate its absorption into the body. Once absorbed, Horizant is converted into gabapentin, which binds to a specific type of calcium channel but does not exhibit affinity for other common receptors.

Gabapentin enacarbil (previously known as XP13512) is also licensed to Astellas Pharma Inc. in Japan and five other Asian countries. Astellas has filed a new drug application, or NDA, with the Pharmaceuticals and Medical Device Agency for approval of gabapentin enacarbil as a treatment for restless legs syndrome in Japan. If approved in Japan, gabapentin enacarbil would be marketed under a different trade name.

GSK is also evaluating Horizant for the potential treatment of post-herpetic neuralgia, or PHN, a chronic type of neuropathic pain that can follow the resolution of shingles, and Horizant has successfully completed several Phase 2 clinical trials for the management of PHN in the United States. GSK remains responsible for the development of Horizant for RLS and PHN in the United States; any further potential development of Horizant for other indications, including diabetic peripheral neuropathy, or DPN, or PHN to the extent that a product label would reflect a superiority claim, would be conducted by us.

We are evaluating our second product candidate, arbaclofen placarbil, or AP (previously known as XP19986), as a potential treatment for patients with spasticity. In April 2011, we announced that we had reached agreement with the FDA on a Special Protocol Assessment, or SPA, for a pivotal Phase 3 clinical trial of AP as a potential treatment of spasticity in multiple sclerosis, or MS, patients. In addition, at an End of Phase 2 meeting with the FDA, the FDA indicated that the Phase 3 pivotal trial that is the subject of the SPA, and certain additional studies, could form the basis of an NDA to be filed under Section 505(b)(2), which allows reference to published literature and the FDA’s previous finding of safety and effectiveness for baclofen, a drug that has been approved by the FDA for the alleviation of signs and symptoms of spasticity in individuals with MS or spinal cord injury. As a result, we plan to initiate the pivotal Phase 3 clinical trial that is the subject of the SPA in the second quarter of 2011. The trial will be a multi-center, randomized, double-blind, placebo-controlled study designed to assess the efficacy and safety of AP as a treatment for spasticity in MS patients. In addition, per the guidance that we received from the FDA at the End of Phase 2 meeting, we plan to conduct additional studies that are intended to be part of the NDA. For example, subjects who complete the 13-week pivotal Phase 3 efficacy trial will have the option to enter a six-month, open-label safety study of AP that is designed to provide nine months of AP exposure for at least 100 MS subjects.

We have also evaluated AP for the potential adjunctive treatment of gastroesophageal reflux disease, or GERD. In March 2011, we announced preliminary top-line results from a Phase 2b clinical trial of AP as adjunctive therapy in patients with GERD who do not experience complete relief of GERD symptoms while being treated with proton pump inhibitors, or PPIs. In this study, subjects who experienced GERD symptoms despite PPI therapy were randomized to receive a PPI plus placebo, or a PPI plus one of four AP dose regimens (20 mg or 40 mg of AP dosed once daily (QD), or 20 mg or 30 mg of AP, dosed twice daily (BID)), for six weeks. None of the AP doses showed statistically significant improvements over placebo in the analysis of the primary endpoint. Analyses of key secondary endpoints did not yield consistent results when AP doses were compared to placebo. AP was safe and generally well tolerated at all dose levels. There were six treatment emergent serious adverse events in five subjects, including one death that was due to arteriosclerosis, but none were assessed as related to AP. The most common adverse events in the combined AP dose groups were somnolence, dizziness and nausea that occurred in 16%, 13% and 11% of subjects, respectively, compared to 2%, 3% and 6% of subjects in the placebo group. Most reported adverse events were mild or moderate in severity. Withdrawals due to adverse events were 6% in subjects receiving placebo and 16% in subjects receiving AP. The most common reasons for withdrawal were nausea, somnolence, dizziness and headache, none of which exceeded 5%. While we will continue to analyze the data, we do not believe the efficacy results of this study warrant our investment in further development for AP in GERD at this time.

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

We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated any product revenues. With the exception of 2007, we have incurred net losses every year and we expect to incur net losses in 2011 as we continue our development activities and continue to advance our product candidates in development. As of March 31, 2011, we had an accumulated deficit of approximately $404.6 million. We believe that our existing capital resources and anticipated milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the fourth quarter of 2013.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, stock-based compensation, fair value measurements and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and significant judgments and estimates are detailed in our Annual Report on Form 10-K with the exception of the following revenue recognition policy, which has been updated to reflect our adoption of Accounting Standards Update, or ASU, 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, and ASU 2010-17 (Topic 605), Milestone Method of Revenue Recognition, or ASU 2010-17.

Revenue Recognition

We have current collaboration agreements with Astellas and GSK, each of which contains multiple elements. We account for these agreements entered into or materially modified through December 31, 2010 in accordance with the provisions of the Revenue Recognition-Multiple-Element Arrangement and Collaborative Arrangements topics of the Financial Accounting Standards Board Accounting Standards Codification. We considered a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the various elements can be considered separate units of accounting, whether there is objective and reliable evidence of fair value for these elements and whether there is a separate earnings process associated with a particular element of an agreement.

Effective January 1, 2011, we adopted the provisions of ASU 2009-13 on a prospective basis. Under the provisions of ASU 2009-13, we will no longer rely on objective and reliable evidence of the fair value of the elements in a revenue arrangement in order to separate a deliverable into a separate unit of accounting, and the use of the residual method has been eliminated. We will instead use a selling price hierarchy for determining the selling price of a deliverable, which will be used to determine the allocation of consideration to each unit of accounting under an arrangement. The selling price used for each deliverable will be based on vendor-

specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The provisions of ASU 2009-13 will be applied by us to revenue arrangements entered into, or materially modified, beginning January 1, 2011. As of March 31, 2011, we had not applied the provisions of ASU 2009-13 to any of our revenue arrangements as we had not entered into, or materially modified, our revenue arrangements in 2011. There was no material impact on our financial position or results of operations from adopting ASU 2009-13 in the first quarter of 2011. However, the provisions of ASU 2009-13 could have a material impact on the revenue recognized from any collaboration agreements that we enter into, or materially modify, in future periods.

Effective January 1, 2011, we also adopted the provisions of ASU 2010-17. The provisions of ASU 2010-17 will be applied by us on a prospective basis for milestones achieved starting in 2011. The adoption of ASU 2010-17 did not have a material impact on our financial position or results of operations in the first quarter of 2011 and the provisions of ASU 2010-17 are not expected to have a material impact on the revenue recognized from any existing collaboration agreements.

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

We account for our revenue-related activities as follows:

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

•

Milestones. Prior to our adoption of ASU 2010-17 on January 1, 2011, we assessed milestones on an individual basis, and revenue was recognized from these milestones when earned, as evidenced by acknowledgment from our collaborator, provided that (i) the milestone event was substantive and its achievability was not reasonably assured at the inception of the agreement, (ii) the milestone represented the culmination, or progress towards the culmination, of an earnings process and (iii) the milestone payment was non-refundable. Milestones that were received after all substantive deliverables had occurred were considered to be bonus payments and were recognized when earned, assuming all of the other revenue recognition criteria were met. Where separate milestones did not meet these criteria, we used a performance-based model, with revenue recognition following delivery of effort as compared to an estimate of total expected effort.

Effective January 1, 2011, under the provisions of ASU 2010-17, consideration that is contingent upon achievement of a milestone in a research or development transaction can be recognized in its entirety as revenue in the period in which the milestone is achieved only if the consideration earned from the achievement of a milestone meets all the criteria for the milestone to be considered substantive at the inception of the arrangement. For a milestone to be considered substantive, the consideration earned by achieving the milestone should (i) be commensurate with either our performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relate solely to past performance and (iii) be reasonable relative to all deliverables and payment terms in the arrangement.

For events for which the occurrences are contingent solely upon the passage of time, the result of the collaborative partner’s performance or not research or development transactions, the contingent payments will not be accounted for in accordance with the provisions of ASU 2010-17. We will assess the nature of and appropriate accounting for these payments on a case-by-case basis in accordance with the provisions of the Revenue Recognition topic of the Codification.

•

Profit and loss sharing. This represents our share of the profits and losses from the co-promotion of Horizant with GSK. Amounts are recognized in the period in which the related activities occur, and their financial statement classification is based on our assessment that these activities constitute part of our ongoing central operations.

Our current collaboration agreements also include potential payments for product royalties and detail reimbursements. To date, we have not received any revenue from these activities.

Results of Operations

Three Months Ended March 31, 2011 and 2010

Revenues

Our collaboration revenue consisted of the recognition of revenues from up-front and milestone payments from our collaboration with Astellas. Our net revenue from unconsolidated joint operating activities consisted of the recognition of revenues from up-front and milestone payments and the recognition of our share of pre-launch operating losses resulting from our election to co-promote Horizant in the United States with GSK. In connection with the amendment and restatement of our collaboration agreement with GSK in November 2010, our share of pre-launch operating losses is forgiven up to a maximum of $10.0 million.

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(In thousands, except percentages)
Net revenue from unconsolidated joint operating activities	$—	$(286)	$286	100%
Collaboration revenue	379	379	—	0%

Total revenues	$379	$93	$286	308%

The increase in net revenue from unconsolidated joint operating activities for the three months ended March 31, 2011 compared to the same period in 2010 was due to the forgiveness of our share of Horizant pre-launch operating losses beginning in the fourth quarter of 2010.

We expect revenues to fluctuate in the future primarily depending upon the potential further development and commercialization of Horizant/gabapentin enacarbil, the timing of milestone-related activities under our Astellas and GSK collaborations and the extent to which we enter into new, or modify existing, collaborative agreements.

Research and Development Expenses

Research and development expenses consisted of costs associated with our research activities and drug discovery efforts, as well as costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Of the total research and development expenses for the three months ended March 31, 2011 and 2010, the allocation of costs associated with research and preclinical and clinical development activities approximated the following:

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(In thousands, except percentages)
Research	$1,556	$4,502	$(2,946)	(65)%
Preclinical and clinical development	8,298	10,577	(2,279)	(22)%

Total research and development	$9,854	$15,079	$(5,225)	(35)%

The decrease in research and development expenses in the three months ended March 31, 2011 compared to the same period in 2010 was principally due to the following:

•	decreased net costs for AP of $1.7 million primarily due to decreased clinical and manufacturing costs; and

•	decreased personnel costs of $3.2 million primarily due to decreased headcount and decreased non-cash stock-based compensation of $0.8 million.

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

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(In thousands, except percentages)
Selling, general and administrative	$7,751	$8,063	$(312)	(4)%

Our selling, general and administrative expenses in the three months ended March 31, 2011 remained relatively constant compared to the same period in 2010.

We expect selling, general and administrative expenses to remain relatively constant with 2010 levels. The timing and amount of selling, general and administrative expenses incurred will primarily depend upon the timing and costs associated with establishing our sales force in support of the potential commercialization of Horizant for RLS, which we have up to three years to deploy following the April 2011 approval of Horizant in the United States under the amended and restated collaboration agreement with GSK.

Restructuring Charges

As a result of the implementation of our March 2010 restructuring plan that resulted in a reduction in force of 107 employees, or approximately 50% of our workforce, we recorded restructuring charges of $5.3 million in the three months ended March 31, 2010. The restructuring charges consisted primarily of $3.9 million of leave of absence pay, severance and healthcare benefits, $0.9 million of non-cash stock-based compensation and $0.4 million of property and equipment write-offs. We do not expect to incur additional charges in relation to the March 2010 restructuring plan, and as of December 31, 2010 and March 31, 2011, we have made all cash payments in association with this restructuring plan.

Interest Income

Interest income consisted primarily of interest earned on our cash equivalents and short-term investments.

	Three Months Ended March 31,		Change
	2011	2010	$	%
	(In thousands, except percentages)
Interest income	$70	$99	$(29)	(29)%

The decrease in interest income in the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to lower average cash and cash equivalents and short-term investment balances.

Liquidity and Capital Resources

	As of March 31, 2011	As of December 31, 2010
	(In thousands)
Cash and cash equivalents and short-term investments	$93,111	$108,595
Working capital	86,210	99,314
Restricted investments	1,950	1,948

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash provided by (used in):
Operating activities	$(14,781)	$(19,135)
Investing activities	15,148	(4,436)
Financing activities	(576)	(369)
Capital expenditures (included in investing activities above)	—	(450)

Due to our significant research and development expenditures, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our equity securities, non-equity payments from our collaborators and interest earned on investments. At March 31, 2011, we had available cash and cash equivalents and short-term investments of $93.1 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including corporate debt securities, investments backed by U.S. government-sponsored agencies, U.S. treasury securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $14.8 million and $19.1 million in the three months ended March 31, 2011 and 2010, respectively. The net cash used in operating activities in the three months ended March 31, 2011 and 2010 primarily reflected our net loss, partially offset by non-cash stock-based compensation. Additionally, we recorded restructuring charges of $5.3 million in the three months ended March 31, 2010, which included approximately $4.0 million of cash expenditures, and, of this amount, $1.0 million was paid in the three months ended March 31, 2010.

Net cash provided by (used in) investing activities was $15.1 million and $(4.4) million in the three months ended March 31, 2011 and 2010, respectively. The net cash provided by investing activities for the three months ended March 31, 2011 was primarily related to the proceeds from maturities of investments, partially offset by the purchases of investments. The net cash used in investing activities for the three months ended March 31, 2010 was primarily related to the purchases of investments, partially offset by proceeds from maturities of investments.

Net cash used in financing activities was $0.6 million and $0.4 million in the three months ended March 31, 2011 and 2010, respectively. The net cash used in financing activities for the three months ended March 31, 2011 and 2010 reflected net cash used in the issuance of common stock and exercise of stock options.

We believe that our existing capital resources and anticipated milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the fourth quarter of 2013. We have based our estimate of cash sufficiency on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential milestones receivable under our collaborations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the timing and amount of our share of operating losses from our GSK collaboration;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from Horizant and our other potential products;

•	the timing of any milestone payments under our collaborative arrangements;

•	the timing and costs of our establishment of a sales force to support our co-promotion of Horizant for the treatment of RLS, if we establish a sales force;

•	the cost of manufacturing clinical, and establishing commercial, supplies of our product candidates and any products that we may develop;

•	the number and characteristics of product candidates that we pursue, including rights related to Horizant that we obtained pursuant to our amended and restated collaboration agreement with GSK;

•	the cost, timing and outcomes of regulatory approvals, if any;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish or modify;

•	the cost and expenses associated with the pending and potential additional related purported securities class action lawsuits, as well as any unforeseen litigation;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent of product development funding under our current collaborative arrangements; and

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

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Our future contractual obligations at March 31, 2011 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating lease obligations	$10,497	$5,060	$5,437	$—	$—

Operating lease obligations do not assume the exercise by us of any termination or extension options.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2011, we had cash and cash equivalents and short-term investments of $93.1 million consisting of cash and highly liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amounts of $0.1 million and $0.2 million during the three months ended March 31, 2011 and 2010, respectively, to this

European contract manufacturer. We are subject to exposure to fluctuations in foreign exchange rates in connection with agreements with this European contract manufacturer. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, as of March 31, 2011, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) or 15d-15(e)) were effective.

Changes in Internal Control over Financial Reporting.

There were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2010, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming us and certain of our officers and directors as defendants. The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by the defendants related to our product candidate, Horizant (gabapentin enacarbil) Extended-Release Tablets, as a potential treatment of moderate-to-severe primary restless legs syndrome, which allegedly made it impossible for investors to meaningfully understand the drug’s potential for U.S. Food and Drug Administration approval. The plaintiff seeks damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased our common stock during the period between May 5, 2009 and February 17, 2010. Another lawsuit was filed in September 2010 in the United States District Court for the Northern District of California making substantially similar allegations, on behalf of a purported class of stockholders who purchased our common stock during the period between March 16, 2009 and May 5, 2010. In November 2010, a motion to consolidate the complaints and appoint a lead plaintiff was granted. In January 2011, the lead plaintiff filed a consolidated complaint. In February 2011, we responded to the complaint with a motion to dismiss. The lead plaintiff’s opposition brief to our motion was filed on April 18, 2011. Our response to the lead plaintiff’s opposition brief is due May 9, 2011. A hearing on the motion to dismiss is currently scheduled for May 20, 2011.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2011.

Risks Related to Our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never sustain profitability.*

We have a limited operating history and have incurred cumulative losses of $404.6 million since our inception in May 1999. In the three months ended March 31, 2011 and 2010, we incurred net losses of $17.2 million and $28.2 million, respectively. If we decide to establish a sales force or achieve regulatory approval of additional product candidates, we may incur significant expenses associated with the establishment of a North American specialty sales force. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or sustain profitability. On April 6, 2011, the U.S. Food and Drug Administration, or FDA, approved our first product, known in the United States as Horizant (gabapentin enacarbil) Extended-Release Tablets, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults. The product has not yet been commercially launched and, to date, we have not generated any product revenues from approved products. We have financed our operations primarily through the sale of equity securities, non-equity payments from collaborative partners and interest earned on investments. We have devoted substantially all of our efforts to research and development, including clinical trials. If we or our collaborative partners are unable to develop and commercialize our product candidates, if development is delayed or if sales-related revenue from Horizant or any other product candidate that receives marketing approval is insufficient, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our success depends substantially on the success of Horizant, and we depend on GSK to commercialize Horizant. If we or GSK are unable to successfully market and sell Horizant, we may be unable to generate significant product revenue from Horizant.*

In April 2011, we and our partner, Glaxo Group Limited, or GSK, announced that we expect to launch Horizant in the United States in July 2011. Until such time, if any, as we exercise the right to revert to a net sales royalty under the GSK collaboration agreement, we are sharing profits and losses from net sales of Horizant, if any. Although we have elected the co-promotion arrangement, we have the right to delay the deployment of our sales force for up to three years following the approval of Horizant in the United States, and our share of losses from the joint profit and loss, or P&L, will be forgiven up to a maximum of $10.0 million. Prior to the time that we establish our sales force, GSK remains responsible for the commercialization of Horizant for RLS and any other indications that may obtain regulatory approval. We have limited control over the amount and timing of resources that GSK will dedicate to the marketing of Horizant. Our ability to generate revenue from our co-promotion and milestone payments from GSK depends on GSK’s ability to achieve market acceptance of Horizant for the treatment of RLS. GSK could fail to devote sufficient resources to the commercialization, marketing and distribution of Horizant, including by failing to develop or expand sales forces if such sales forces appear necessary for the most effective promotion of Horizant.

For example, GSK recently announced new corporate policies, including that it would no longer use sales targets as a component of compensation for its sales force. If GSK’s compensation practices do not effectively motivate its sales force, the commercial potential of Horizant may be harmed or limited and our business could suffer. In addition, GSK could fail to comply with applicable regulatory guidelines with respect to the marketing and manufacturing of Horizant or with post-marketing commitments or requirements mandated by the FDA, which could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal to approve any new drug applications, or NDAs. Any of these results could limit or prevent GSK’s ability to successfully market and sell Horizant, and we may be unable to generate significant product revenue from Horizant.

In the event that GSK terminates our agreement and the product rights to Horizant revert to us, we would need to obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force, or build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. We may not be able to enter into such arrangements with third parties in a timely manner or on acceptable terms, or to establish sales, marketing and distribution capabilities of our own.

If we establish our own sales force, factors that may inhibit our efforts to commercialize Horizant or any other approved product candidates include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•

the inability of sales personnel to obtain access to adequate numbers of physicians to provide information on the advantages and risks of prescribing Horizant or other products that may result from our product candidates;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage compared to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

In the event we do establish a sales force, the competition for qualified personnel in the pharmaceutical and biotechnology field is intense, and we may experience difficulties in recruiting, hiring and retaining qualified individuals. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and, if we do establish a sales force, our ability to commercialize Horizant and compete effectively will depend, in part, on our ability to manage any future growth effectively. Because of the numerous risks and uncertainties involved with establishing our own sales and marketing capabilities, we are unable to predict when, or if, we will establish our own sales and marketing capabilities. If we are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing our product candidates, which would adversely affect our business and financial condition. In addition, if we do not deploy our sales force within three years of approval or meet certain minimum sales requirements, GSK can terminate our co-promotion participation.

Horizant may not achieve significant sales, even if we or GSK devote substantial resources to its commercialization. The success of Horizant is dependent on a number of factors, which include competition from alternative generic treatments for RLS, pricing pressures and whether Horizant can obtain sufficient third-party coverage or reimbursement, among other factors that are described below.

Our success depends substantially on our advanced product candidates that are still under development. If we or our collaborative partners are unable to bring any of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be reduced.*

Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of our product candidates. In November 2009, our partner, Astellas Pharma Inc., submitted an NDA for gabapentin enacarbil (previously known as XP13512) for the treatment of restless legs syndrome in Japan. GSK is evaluating the development of Horizant as a potential treatment of post-herpetic neuralgia, or PHN, including a possible 505(b)(2) supplemental NDA filing with the FDA. We are initiating a Phase 3 clinical program to evaluate our second product candidate, arbaclofen placarbil, or AP (and previously known as XP19986), for the potential treatment of spasticity in multiple sclerosis, or MS, patients. Our other product candidates are either in Phase 1 or Phase 2 clinical development or in various stages of preclinical development. Any of our product candidates could be unsuccessful if it:

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

For example, in September 2009, we announced that we would no longer be pursuing further development of AP for acute back spasms following the completion of a Phase 2 clinical trial of AP in patients with acute moderate to severe muscle spasms in the lumbar region that did not demonstrate AP efficacy over placebo. In addition, in March 2011, we announced that we would not be investing further in the development of AP at this time as adjunctive treatment of gastroesophageal reflux disease, or GERD, following completion of a Phase 2b clinical of AP that did not demonstrate statistically significant improvements of AP over placebo in the analysis of the primary endpoint. If we or our collaborative partners are unable to make additional product candidates commercially available, we may not be able to generate substantial product revenues, which would adversely affect our business and financial condition. The results of our clinical trials to date do not provide assurance that acceptable efficacy or safety will be shown upon completion of future clinical trials.

If we or our partners are not able to obtain required regulatory approvals, we or our partners will not be able to commercialize our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.*

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA and other agencies in the United States and by comparable authorities in other countries. The inability to obtain FDA approval or approval from comparable authorities in other countries would prevent us and our collaborative partners from commercializing our product candidates in the United States or other countries. We or our collaborative partners may never receive regulatory approval for the commercial sale of our product candidates other than Horizant for the treatment of RLS in the United States. For example, in February 2010, GSK received a Complete Response letter from the FDA in which a preclinical finding of pancreatic acinar cell tumors in rats precluded approval of the Horizant NDA for the treatment of RLS at that time. GSK responded to questions raised by the FDA in the Complete Response letter with an NDA resubmission, which included new data from nonclinical studies of Horizant and two epidemiology studies conducted by GSK exploring gabapentin use and cancer based on the UK General Practice Research Database, as well as a final safety update that provided updated or new safety information on patients in clinical studies who had been treated with Horizant. GSK also amended the NDA from a Section 505(b)(1) to a 505(b)(2) application in order for the FDA to be able to consider published gabapentin nonclinical data in their assessment of Horizant. Horizant subsequently received approval from the FDA in April 2011. However, our business was harmed due to the delay in obtaining approval for Horizant as a treatment for RLS. Moreover, if the FDA requires that any of our products or product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our collaborative partners will be unable to begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our products or product candidates is classified as a controlled substance by the DEA, we or our collaborative partners would have to register annually with the DEA and those product candidates would be subject to additional regulation.

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

Changes in the regulatory approval policy during the development period, changes in, or the enactment of additional, regulations or statutes or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an NDA. If the FDA were to miss a Prescription Drug User Fee Act, or PDUFA, timing goal for one of our product candidates, the development and commercialization of the product candidate could be delayed or impaired. For example, in November 2009, the FDA notified GSK that it was extending the PDUFA timing goal for Horizant for the treatment of RLS to February 2010. In addition, the Food and Drug Administration Amendments Act of 2007, or FDAAA, mandates FDA advisory committee reviews of all new molecular entities as part of the NDA approval process, although the FDA maintains discretion under FDAAA to approve NDAs for new molecular entities without advisory committee reviews in certain instances. The FDA may convene an advisory committee at any time during the review process. The advisory committee review process can be a lengthy and uncertain process that could delay the FDA’s NDA approval and delay or impair the development and commercialization of our product candidates.

The FDA has substantial discretion in the approval process and may refuse to approve any application or decide that our or our collaborative partners’ data is insufficient for approval and require additional preclinical, clinical or other studies. Varying interpretations of the data obtained from preclinical and clinical testing or other studies could delay, limit or prevent regulatory approval of any of our product candidates. For example, in the epidemiology studies that GSK conducted in connection with the Horizant NDA resubmission, some significant associations between gabapentin use and cancer were seen in the analyses, but only when no time lag was used and/or cumulative dose was low, duration of exposure was low or number of prescriptions was low. When analyses were conducted that took into account two common potential sources of bias in epidemiology studies — protopathic bias and carcinogenic latency — the studies did not demonstrate significant associations between gabapentin use and cancer. In total, we believe that these observations were inconsistent with gabapentin being a carcinogen. Protopathic bias can occur when a pharmaceutical agent is prescribed for an early manifestation of a disease that has not yet been diagnostically detected or formally recorded in the medical record. In this case, gabapentin use could appear to be associated with cancer because it could be prescribed for pain (a common symptom of certain cancers) prior to the diagnosis of the underlying cancer. Carcinogenic latency refers to the time gap between the moment that a drug initiates a carcinogenic process and the time that a tumor is diagnosed and entered into the database. Epidemiologists often use a time lag between drug use and cancer diagnosis when selecting cases to be included in analyses in order to eliminate false positives that are biologically implausible. The FDA does not define standards for controlling protopathic bias or appropriate time lags for considering carcinogenic latency.

As part of their review process, the FDA could require additional studies or trials to satisfy particular safety concerns. For example, although we have had discussions with the FDA regarding the studies that could be required for filing an NDA for AP as a potential treatment of spasticity, the FDA could change their guidance in the future. Thus, although the FDA has indicated that a study to assess the effect of AP on driving would not be required as part of an NDA for AP for spasticity at this time, FDA guidance could change in the future and a driving study could be required at a later date.

Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. For example, the FDA approval for Horizant for the treatment of RLS included requirements for GSK to conduct a number of post-marketing studies, including a 12-week double-blind, placebo-controlled efficacy study, two simulated driving studies, a drug-drug interaction study with morphine and a cardiovascular safety, or QTC, study. As part of this program, 300 mg and 450 mg tablets will also be developed as a post-marketing commitment, or PMC. GSK will also conduct a pediatric program for subjects 13 years and older. The specific protocol submission and trial completion dates for these studies range from April 2011 through June 2017.

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

We depend on collaborations to complete the development and commercialization of some of our product candidates. These collaborations may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.*

In December 2005, we entered into a collaboration with Astellas for the development and commercialization of gabapentin enacarbil, also known as ASP8825, in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. In February 2007, we entered into an exclusive collaboration with GSK to develop and commercialize gabapentin enacarbil (also known by the trade name Horizant (gabapentin enacarbil) Extended-Release Tablets in the United States) worldwide, excluding the Astellas territory. In November 2010, we amended and restated our collaboration agreement with GSK, pursuant to which we reacquired all rights to gabapentin enacarbil outside of the United States previously granted to GSK and obtained the right to pursue development of Horizant for: (i) the potential treatment of diabetic peripheral neuropathy, or DPN; (ii) the potential treatment of PHN, to the extent that a product label would reflect a superiority claim over a currently approved drug; and (iii) any additional indications in the United States.

We may enter into additional collaborations with third parties to further develop and commercialize Horizant and/or to develop and commercialize some of our product candidates. Our dependence on Astellas and GSK for the development and commercialization of gabapentin enacarbil/Horizant subjects us to, and our dependence on future collaborators for development and commercialization of our product candidates will subject us to, a number of risks, including:

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

As a further example, we cannot control the process for securing FDA approval of Horizant for the potential treatment of PHN. GSK is responsible for all interactions with the FDA. If the FDA requires additional studies or trials evaluating the safety or efficacy of Horizant for PHN, or imposes conditions on any approval of Horizant for the treatment of PHN, GSK would be responsible for performing such studies or trials and would control decisions with respect to the acceptance and implementation of any conditions to approval. We cannot control the amount and timing of resources that GSK or Astellas may devote to the development or commercialization of Horizant/gabapentin enacarbil or its marketing and distribution. In February 2010, GSK announced that it proposed to cease discovery research in certain neuroscience areas, including depression and pain. GSK or Astellas may abandon further development or the pursuit of regulatory approval of Horizant or gabapentin enacarbil in other indications, and may terminate their respective collaboration agreements with us at any time, which could delay or impair the development and commercialization of Horizant/gabapentin enacarbil and harm our business.

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

We will continue to need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.*

We will continue to need to raise additional capital to fund our operations and complete the development of our product candidates. In addition, given Horizant’s recent approval for the treatment of RLS in the United States, we may need to raise additional capital to fund our commercialization efforts. Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the timing and amount of our share of operating losses from our GSK collaboration;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from Horizant and our other potential products;

•	the timing of any milestone payments under our collaborative arrangements;

•	the timing and costs of our establishment of a sales force to support our co-promotion of Horizant for the treatment of RLS, if we establish a sales force;

•	the cost of manufacturing clinical, and establishing commercial, supplies of our product candidates and any products that we may develop;

•	the number and characteristics of product candidates that we pursue, including rights related to Horizant that we obtained pursuant to our amended and restated collaboration agreement with GSK;

•	the cost, timing and outcomes of regulatory approvals, if any;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish or modify;

•	the cost and expenses associated with the pending and potential additional related purported securities class action lawsuits, as well as any unforeseen litigation;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent of product development funding under our current collaborative arrangements; and

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

For example, in January 2009, we suspended preclinical development activities for XP20925, our Transported Prodrug of propofol, to focus our resources on development of later-stage product candidates. In addition, in March 2010, as a result of the Complete Response letter that precluded approval of the Horizant NDA for RLS in its form at that time, we implemented a restructuring plan to reduce expenses, focus our resources on advancement of our later-stage product candidates and eliminate our discovery research efforts. In connection with this restructuring, we postponed the commencement of additional clinical trials of AP as a potential treatment for spasticity until 2011 to focus our clinical development resources on the completion of the Phase 2b clinical trial of AP as a potential treatment for GERD.

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

An NDA submitted under Section 505(b)(2) of the Food, Drug and Cosmetic Act subjects us to the risk that we or our partner may be subject to a patent infringement lawsuit that would delay or prevent the review and approval of our product candidate.*

Certain product candidates that we develop may be submitted to the FDA for approval under Section 505(b)(2) of the Food, Drug and Cosmetic Act, or FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. For example, in connection with the October 2010 Horizant NDA resubmission, GSK amended the Horizant NDA from a Section 505(b)(1) to a Section 505(b)(2) application in order for the FDA to be able to consider published gabapentin nonclinical data in their assessment of Horizant. GSK could file a Section 505(b)(2) supplemental NDA application for Horizant as a potential treatment for PHN. In addition, if we receive positive results in planned Phase 3 clinical trials of AP as a potential treatment for spasticity in multiple sclerosis, or MS, patients, we intend to file an NDA with the FDA under Section 505(b)(2) seeking approval of AP in this indication. The Section 505(b)(2) application would enable us to reference published literature and the FDA’s previous finding of safety and effectiveness for baclofen, a drug that has been approved by the FDA for the alleviation of signs and symptoms of spasticity resulting from MS.

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

The commercial success of Horizant or any other products that we or our partners may develop will depend upon the degree of market acceptance among physicians, patients, healthcare payors and the medical community.*

Horizant or any other products that result from our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues and we may not become profitable. The degree of market acceptance of Horizant or any products resulting from our product candidates will depend on a number of factors, including:

•	the ability to offer such products for sale at competitive prices;

•	sufficient third-party coverage or reimbursement for such products;

•	the product labeling and medication guide required by the FDA;

•	demonstration of efficacy and safety in clinical trials;

•	the prevalence and severity of any side effects;

•	potential or perceived advantages over alternative treatments;

•	perceptions about the relationship or similarity between our product candidates and the parent drug upon which each Transported Prodrug candidate is based;

•	the timing of market entry relative to competitive treatments;

•	relative convenience and ease of administration; and

•	the strength of marketing and distribution support.

Our ability to generate revenue from Horizant or any other products that we may develop will depend on reimbursement and drug pricing policies and regulations.*

Many patients may be unable to pay for Horizant or any other products that we or our collaborative partners may develop. In the United States, many patients will rely on Medicare, Medicaid, private health insurers and other third-party payors to pay for their medical needs. Our and our partners’ ability to achieve acceptable levels of reimbursement for drug treatments by governmental authorities, private health insurers and other organizations will have an effect on our and our partners’ ability to successfully commercialize Horizant, and attract additional collaborators to invest in the development of our product candidates. We cannot be sure that reimbursement in the United States, Europe or elsewhere will be available for Horizant or any other products that we or our partners may develop, and any reimbursement that may become available may be decreased or eliminated in the future. Third-party payors increasingly are challenging prices charged for medical products and services, and many third-party payors may refuse to provide reimbursement for particular drugs when an equivalent generic drug is available. Although we believe Horizant and any other products that may result from our product candidates represent an improvement over the parent drugs upon which they are based and should be considered unique and not subject to substitution by a generic parent drug, it is possible that a third-party payor may consider Horizant or our product candidate and the generic parent drug as equivalents and only offer to reimburse patients for the generic drug. Even if we show improved efficacy or improved convenience of administration with Horizant or our product candidate, pricing of the existing parent drug may limit the amount we will be able to charge for Horizant or our product candidate. If reimbursement is not available or is available only at limited levels, we or our partners may not be able to successfully commercialize Horizant or our product candidates, and may not be able to obtain a satisfactory financial return on such products.

The trend toward managed healthcare in the United States and the changes in health insurance programs, as well as the recently enacted healthcare reform bill, may result in lower prices for pharmaceutical products, including Horizant or any other products that may result from our product candidates. In addition, any future regulatory changes regarding the healthcare industry or third-party coverage and reimbursement may affect demand for Horizant or any other products that we may develop and could harm our sales and profitability.

Pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the 2003 Medicare Modernization Act, Medicare beneficiaries are eligible to obtain subsidized prescription drug coverage from a choice of private sector plans. Approximately 90 percent of Medicare beneficiaries now have coverage for prescription medicines. The use of pharmaceuticals has increased slightly among some patients as the result of the expanded access to medicines afforded by coverage under Medicare. However, such expanded utilization has been largely offset by increased pricing pressure and competition due to the enhanced purchasing power of the private sector plans that negotiate on behalf of Medicare beneficiaries and by an increase in the use of generic medicines in this population. In addition, legislative changes have been proposed to mandate government rebates in Medicare and to allow the federal government to directly negotiate prices with pharmaceutical manufacturers. If legislation were enacted to mandate rebates or provide for direct government negotiation in Medicare prescription drug benefits, access and reimbursement for Horizant or our product candidates upon commercialization could be restricted.

If our competitors are able to develop and market products that are more effective, safer or less costly than Horizant or any other products that we may develop, our commercial opportunity will be reduced or eliminated.*

We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than Horizant or any other products that we may develop. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair our ability to effectively commercialize our product candidates.

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

If Horizant is approved for the treatment of PHN, products that we believe could compete with Horizant include drugs that act on the same target as Horizant, such as Lyrica (pregabalin) and Neurontin (gabapentin) from Pfizer, and generic gabapentin that is marketed by Alpharma Inc., IVAX Corp, Pfizer and Teva, among others. We could also experience competition from a capsaicin patch (marketed as Qutenza by NeurogesX, Inc.), and transdermal patches containing the anesthetic known as lidocaine are sometimes used for the management of PHN. In addition, in January 2011, the FDA approved a once-daily formulation of gabapentin, known as Gralise from Depomed, Inc., for the treatment of PHN.

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

Products that could compete with XP21279, our product candidate that is a Transported Prodrug of L-Dopa, include: generic L-Dopa/carbidopa drugs and other drugs approved for the treatment of Parkinson’s disease, including Stalevo, a combination therapy of L-Dopa/carbidopa/entacapone that is marketed in the United States by Novartis; dopamine agonists such as Mirapex (pramipexole) and Requip (ropinirole) which are marketed by Boehringer-Ingelheim and GSK respectively; as well as generic dopamine agonists, including pramipexole that is marketed by, among others, Teva, Norvartis and Watson and ropinirole that is marketed by, among others, CorePharma, Mylan and Wockhardt. In addition, we could also experience future competition from the rotigotine transdermal system (a dopamine agonist patch known as Neupro by UCB) that was previously approved for the treatment of Parkinson’s disease, but in April 2010, the FDA provided UCB a complete response letter that recommended reformulation of Neupro before making it available in the U.S. market for the treatment of Parkinson’s disease. Other therapies under development in the United States include L-Dopa/carbidopa formulations. For example, IPX066 from Impax, an extended-release formulation of L-Dopa/carbidopa, has reported positive results from a Phase 3 clinical trial. There may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product candidates.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Established pharmaceutical companies may invest heavily to quickly discover and develop novel compounds that could make Horizant or our product candidates obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. In addition, these third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing medicines before we do. We are also aware of other companies that may currently be engaged in the discovery of medicines that will compete with Horizant or the product candidates that we are developing. In addition, in the markets that we are targeting, we expect to compete against current market-leading medicines. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition will suffer.

Off-label sale or use of generic gabapentin products could decrease sales of Horizant/gabapentin enacarbil and could lead to pricing pressure if such products become available at competitive prices and in dosages that are appropriate for the indications for which we or our collaborative partners are commercializing Horizant or developing Horizant/gabapentin enacarbil.*

Physicians are permitted to prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those uses tested and approved by the FDA. The occurrence of such off-label uses could significantly reduce our or our partners’ ability to market and sell Horizant or any other products that we or our partners may develop.

We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to Horizant/gabapentin enacarbil, the composition-of-matter patents relating to gabapentin have expired. Off-label prescriptions written for gabapentin for indications for which we or our partners are marketing or developing Horizant/gabapentin enacarbil could adversely affect our ability to generate revenue from the sale of Horizant/gabapentin enacarbil, if approved for commercial sale in such indications. This could result in reduced sales and increased pricing pressure on Horizant/gabapentin enacarbil, if approved in such indications, which in turn would reduce our ability to generate revenue and have a negative impact on our results of operations.

If product liability lawsuits are brought against us, we will incur substantial liabilities and may be required to limit commercialization of Horizant or any other products that we may develop.*

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and face an even greater risk once our products become commercially available. If we cannot successfully defend ourselves against claims that our product candidates or products that we successfully develop caused injuries, we will incur substantial liabilities.

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

If some or all of our patents expire, are invalidated or are unenforceable, or if some or all of our patent applications do not yield issued patents or yield patents with narrow claims, competitors may develop competing products using our intellectual property and our business will suffer.*

Our success will depend in part on our ability to obtain and maintain patent and trade secret protection for our technologies, Horizant and product candidates both in the United States and other countries. We have a number of U.S. and foreign patents, patent applications and rights to patents related to our compounds, product candidates, product and technology, but we cannot guarantee that issued patents will be enforceable or that pending or future patent applications will result in issued patents. Alternatively, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

The degree of future protection for our proprietary technologies, Horizant and product candidates is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

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

Even if valid and enforceable patents cover Horizant or our product candidates and technologies, the patents will provide protection only for a limited amount of time.

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

Even if patents are issued regarding Horizant or our product candidates or methods of using them, those patents can be challenged by our competitors who can argue such patents are invalid and/or unenforceable. For example, in September 2008, a law firm on behalf of an undisclosed client filed an opposition against the patent grant of one of our European patent applications covering gabapentin enacarbil. The European patent office, at an opposition hearing in April 2010, undertook a full review of the grant of the European patent, and ruled that our European patent covering the composition of matter of gabapentin enacarbil is valid. While the law firm that filed the opposition initially appealed the ruling on behalf of the undisclosed client, that appeal was withdrawn in November 2010. Patents also may not protect Horizant or our product candidates if competitors devise ways of making them or similar products without legally infringing our patents. The FDCA and FDA regulations and policies provide incentives to manufacturers to challenge patent validity and these same types of incentives encourage manufacturers to submit NDAs that rely on literature and clinical data not prepared for or by the drug sponsor.

Although the United States patent covering Horizant was originally set to expire in 2022, GSK plans to petition for U.S. patent term extension, which could extend the patent term until 2025. We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to Horizant/gabapentin enacarbil, the composition-of-matter patents relating to gabapentin have expired. For AP, U.S. composition-of-matter patents have issued that will expire no earlier than 2025. For XP21279, a U.S. composition-of-matter patent has issued that will expire no earlier than 2025. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, other than the European opposition described above, we have not received any communications from third parties challenging our patents or patent applications covering Horizant or our product candidates.

We may obtain patents for certain product candidates many years before marketing approval is obtained for those products. Because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to apply for patent term extensions.

As part of the approval process of our product candidates in the United States, the FDA may determine that the product candidates be granted an exclusivity period during which other manufacturers’ applications for approval of generic versions of our products will not be granted. Generic manufacturers often wait to challenge the patents protecting products that have been granted exclusivity until one year prior to the end of the exclusivity period. For example, GSK has requested that the FDA grant Horizant five years of regulatory exclusivity based on its being a new chemical entity. While the FDA’s approval of Horizant does indicate that Horizant is a new chemical entity, GSK has not yet received confirmation whether the attendant five-year regulatory exclusivity has also been approved. While the FDA has historically granted a five-year new chemical entity exclusivity to prodrugs such as Horizant and AP, a lawsuit was filed by a generic drug company against the FDA challenging the grant of the five-year exclusivity to another company’s prodrug. Following a review of applicable statutes and regulations and a period for public comment, the FDA reaffirmed its decision to grant the five-year exclusivity to the prodrug. In March 2010, the U.S. District Court for the District of Columbia granted summary judgment to the FDA confirming the grant of five-year exclusivity to the prodrug. The District Court’s decision was affirmed on appeal, although a further appeal to the U.S. Supreme Court is possible. If the decision is overturned on appeal, it could mean that Horizant and AP receive shorter or no exclusivity periods. It is also possible that generic manufacturers are considering attempts to seek FDA approval for a similar or identical drug as our product candidate through an abbreviated NDA, which is the application form typically used by manufacturers seeking approval of a generic drug. If our patents are subject to challenges, we may need to spend significant resources to defend such challenges and we may not be able to defend our patents successfully.

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

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering products or other technologies of interest to us that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. For example, we are aware of a family of third-party patent applications relating to prodrugs of gabapentin. We believe the applications have been abandoned in the United States, the European Patent Office, Canada, Australia and the United Kingdom. Additionally, we are aware of third-party patents relating to the use of baclofen in the treatment of GERD. If the patents are determined to be valid and construed to cover AP, the development and commercialization of AP could be affected. With respect to the claims contained in these patent applications and patents, we believe that our activities do not infringe the patents at issue and/or that the third-party patent or patent applications are invalid. However, it is possible that a judge or jury will disagree with our conclusions regarding non-infringement and/or invalidity, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. Licenses required under any of these patents may not be available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to develop, commercialize and sell Horizant or our product candidates. We believe that there may continue to be significant litigation in the biotechnology and pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.

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

If third parties do not manufacture Horizant or our product candidates in sufficient quantities or at an acceptable cost, commercialization of Horizant and clinical development and commercialization of our product candidates would be harmed or delayed.*

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of Horizant or any of our product candidates. To date, we have relied on, and we expect to continue to rely on, a limited number of third-party compound manufacturers and active pharmaceutical ingredient, or API, formulators for the production of preclinical, clinical and commercial quantities of our product candidates. We do not have commercial supply agreements with any of these third parties, and our agreements with these parties are generally terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform under our agreements or enter into new agreements, we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our product candidates in a timely manner from these third parties could delay clinical trials and prevent us or our partners from developing and commercializing our product candidates in a cost-effective manner or on a timely basis.

Under the terms of our collaboration with GSK, GSK is solely responsible for the commercial manufacture and supply of Horizant to support its development and commercialization within the United States. GSK is currently relying on a single source supplier for commercial and clinical supplies of Horizant. If GSK fails to qualify alternative manufacturers of Horizant, the current contract manufacturer terminates their agreement with GSK and GSK is otherwise unable to manufacture or contract to manufacture sufficient quantities of Horizant, the development and commercialization of Horizant could be impaired or delayed. Under the terms of our collaboration with Astellas, Astellas is solely responsible for the manufacture of gabapentin enacarbil tablets to support its development and commercialization within the Astellas territory. To our knowledge, Astellas is currently relying on a single source supplier for clinical supplies of gabapentin enacarbil. As a result, if Astellas fails to manufacture or contract to manufacture sufficient quantities of gabapentin enacarbil tablets, development and commercialization of gabapentin enacarbil could be impaired or delayed in the Astellas territory. If we pursue development with respect to the rights we maintain on Horizant/gabapentin enacarbil, we will need to obtain clinical supplies from GSK or another supplier. As a result, if we are unable to obtain sufficient quantities of Horizant/gabapentin enacarbil from GSK at prices that are commercially attractive, and if we are unable to qualify an alternative supplier, it could delay the development of, and impair our ability to commercialize, this product candidate.

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

We rely on a single source supplier of our current worldwide requirements of AP in API form under a manufacturing services and product supply agreement. Our current agreement with this supplier does not provide for the entire supply of the API necessary for our Phase 3 clinical trials or for full-scale commercialization. In the event that the parties cannot agree to the terms and conditions for this supplier to provide some or all of our API clinical and commercial supply needs, we would not be able to manufacture API until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, this product candidate.

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

Use of third-party manufacturers may increase the risk that we or our partners will not have adequate supplies of our product candidates.*

Our and our partners’ current, and anticipated future, reliance on third-party manufacturers will expose us and our partners to risks that could result in higher costs or lost product revenues or delay or prevent:

•	the initiation or completion of clinical trials by us or our partners;

•	the submission of applications for regulatory approvals; and

•	the approval of our product candidates by the FDA or foreign regulatory authorities or the commercialization of our products.

In particular, our or our partner’s contract manufacturers:

•

could encounter difficulties in achieving volume production, quality control and quality assurance or suffer shortages of qualified personnel, which could result in their inability to manufacture sufficient quantities of drugs to meet clinical schedules or to commercialize Horizant or our product candidates;

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

•	could encounter financial difficulties that would interfere with their obligations to supply Horizant or our product candidates; and

•	could breach, or fail to perform as agreed under, manufacturing agreements.

If we or our partners are not able to obtain adequate supplies of Horizant or our product candidates, it will be more difficult to commercialize Horiant, develop our product candidates and compete effectively. Horizant, our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities.

In addition, the manufacturing facilities of certain of our suppliers are located outside of the United States. This may give rise to difficulties in importing our product candidates or their components into the United States or other countries as a result of, among other things, regulatory agency import inspections, incomplete or inaccurate import documentation or defective packaging.

Safety issues with the parent drugs or other components of our product candidates, or with approved products of third parties that are similar to our product candidates, could give rise to delays in the regulatory approval process, restrictions on labeling or product withdrawal.*

Discovery of previously unknown problems, or increased focus on a known problem, with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. Although gabapentin, baclofen (which includes the R-isomer of baclofen) and L-Dopa, the parent drugs of Horizant/gabapentin enacarbil, AP and XP21279, respectively, have been used successfully in patients for many years, newly observed toxicities or worsening of known toxicities, in preclinical studies of, or patients receiving, gabapentin, baclofen and L-Dopa, or reconsideration of known toxicities of gabapentin, baclofen or L-Dopa in the setting of new indications, could result in increased regulatory scrutiny of Horizant/gabapentin enacarbil, AP and XP21279, respectively. For example, the label for baclofen, the R-isomer of which is the parent drug of AP, includes a warning that hallucinations and seizures have occurred on abrupt withdrawal of baclofen dosing without proper tapering in spasticity patients. The FDA has substantial discretion in the NDA approval process and may refuse to approve any application if the FDA concludes that the risk/benefit analysis of a potential drug treatment for a specific indication does not warrant approval. For example, in February 2010, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats precluded FDA approval of the Horizant NDA in RLS in its form at that time. Although there were similar findings of rat pancreatic acinar cell tumors following treatment with gabapentin, the parent drug of Horizant, the FDA has, to date, not prevented the use of gabapentin. In the February 2010 Complete Response letter, the FDA noted that they had concluded that the seriousness and severity of refractory epilepsy and the benefit to patients provided by gabapentin justified the potential risk at that time. Thus, although the parent drug for one of our product candidates may be approved by the FDA in a particular indication, the FDA may conclude that our product candidate’s risk/benefit profile does not warrant approval in a different indication, and the FDA may refuse to approve our product candidate. Such conclusion and refusal would prevent us from developing and commercializing our product candidates and severely harm our business and financial condition.

Horizant and our product candidates are engineered to be broken down by the body’s natural metabolic processes and to release the parent drug and other substances. While these breakdown products are generally regarded as safe, it is possible that there could be unexpected toxicity associated with these breakdown products that will cause any or all of Horizant/gabapentin enacarbil, AP and XP21279 to be poorly tolerated by, or toxic to, humans. Any unexpected toxicity of, or suboptimal tolerance to, our Transported Prodrugs would delay or prevent commercialization of Horizant or these product candidates.

Additionally, problems with approved products marketed by third parties that utilize the same therapeutic target or that belong to the same therapeutic class as the parent drug of Horizant or our product candidates could adversely affect the commercialization of Horizant or the development of our product candidates. For example, the product withdrawals of Vioxx from Merck & Co., Inc. and Bextra from Pfizer in 2005 due to safety issues have caused other drugs that have the same therapeutic target, such as Celebrex from Pfizer, to receive additional scrutiny from regulatory authorities. If either gabapentin or pregabalin, drugs from Pfizer that are marketed as Neurontin and Lyrica, respectively, encounters unexpected toxicity problems in humans, the FDA may restrict the use of Horizant since it is believed to share the same therapeutic target as gabapentin and pregabalin. In 2005, the FDA requested that all makers of epilepsy drugs analyze their clinical trial data to determine whether these drugs increase the risk of suicide in patients. In

December 2008, the FDA added warnings to 11 antiepileptic drugs, including gabapentin, regarding an increased risk of suicide or suicidal thoughts. In April 2009, the FDA approved safety label changes for all approved antiepileptic drugs, except those indicated only for short-term use, to include a warning about an increased risk of suicidal thoughts or actions. Horizant, as a compound that is believed to share the same therapeutic target as gabapentin and pregabalin, has a similar warning in its label. In September 2010, the FDA released draft guidance recommending that prospective suicidality assessments be performed in clinical trials of any drug with central nervous system activity. We expect that the FDA will follow this guidance, and we will be required to perform suicidality assessments in all of our clinical trials, including Phase 1 trials, of any of our product candidates with central nervous system activity. Finally, if the FDA determines that a drug may present a risk of substance abuse, it can recommend to the DEA that the drug be scheduled under the Controlled Substances Act. While gabapentin is not a scheduled drug at the present time, pregabalin has been scheduled as a controlled substance. Since pregabalin is a scheduled drug, it is possible that the FDA may require additional testing of Horizant in the future, the results of which could lead the FDA to conclude that Horizant should be scheduled as well. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA regulates the amount of a scheduled substance that is available for clinical trials and commercial distribution. Accordingly, any scheduling action that the FDA or DEA may take with respect to Horizant may delay further development or limit Horizant’s marketing approval. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates, and severely harm our business and financial condition.

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

Horizant remains, and our product candidates, if they receive marketing approval, will remain, subject to ongoing regulatory review. If we or our collaborative partners fail to comply with continuing regulations, these approvals could be rescinded and the sale of our products could be suspended.*

Any regulatory approval to market a product could be conditioned on conducting additional, costly, post-approval studies or implementing a risk evaluation and mitigation strategy or could contain strict limits on the indicated uses included in the labeling. For example, the FDA approval for Horizant for the treatment of RLS included requirements for GSK to conduct a program of PMCs and post-marketing requirements, or PMRs, in adults, including a 12-week double-blind, placebo-controlled efficacy study, two simulated driving studies, a drug-drug interaction study with morphine and a QTC study. As part of this program, 300 mg and 450 mg tablets will also be developed as a PMC. GSK will also conduct a pediatric program for subjects 13 years and older. The pediatric clinical program, which is scheduled to commence after requested adult data is obtained and reviewed by the FDA, includes a PK study, a parallel, fixed-dose response efficacy study, a long-term safety study and a simulated driving study. The specific protocol submission and trial completion dates for these PMCs/PMRs range from April 2011 through June 2017. In addition, Horizant has certain warnings and precautions in the label, including information that gabapentin enacarbil causes significant driving impairment.

A medication guide, which contains information about the labelling intended for the patient, is also required to be distributed with Horizant. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us or our collaborative partners to withdraw it from the market or impede or delay our or our collaborative partners’ ability to obtain regulatory approvals in additional countries or indications. In addition, the manufacturer of the product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product will remain subject to extensive regulatory requirements.

We are also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we may commercialize our products. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. These statutes and regulations include anti-kickback statutes and false claims statutes.

The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical companies on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting identified common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid.

Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses. Pharmaceutical and other health care companies have also been prosecuted on other legal theories of Medicare fraud. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and the reporting of gifts to individual physicians in the states. Other states require the posting of information relating to clinical studies. In addition, California requires pharmaceutical companies that engage in marketing to implement a comprehensive compliance program that includes a limit on expenditures for or payments to individual prescribers. Currently, several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to profitably sell any products that we may develop.*

The United States and some foreign jurisdictions are considering, or have enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

We also cannot be certain that Horizant or any other products that may result from our product candidates will successfully be placed on the list of drugs covered by particular health plan formularies, nor can we predict the negotiated price for such products, which will be determined by market factors. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If Horizant or other products that may result from our product candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe it to their Medicaid patients, thereby diminishing the potential market for such products.

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

The market prices for securities of biopharmaceutical companies in general have been highly volatile. The market price of our common stock may be influenced by many factors, including:

•	the commercial sales of Horizant or any of our other products approved by the FDA or its foreign counterparts;

•	adverse results or delays in our or our collaborative partners’ clinical trials;

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

We have been named a defendant in a purported securities class action lawsuit. This, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.*

In July 2010, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming us and certain of our officers and directors as defendants. The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by us related to Horizant as a potential treatment of RLS, which allegedly made it impossible for investors to meaningfully understand the drug’s potential for FDA approval. The plaintiff alleges that we failed to disclose information regarding previous results in lab rats treated with gabapentin showing an increased risk of pancreatic acinar cell tumors, which plaintiff alleges presented a risk that the FDA would not approve Horizant/gabapentin enacarbil for the treatment of RLS. The plaintiff seeks damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased our common stock during the period between May 5, 2009 and February 17, 2010. Another lawsuit was filed in September 2010 in the United States District Court for the Northern District of California making substantially similar allegations, on behalf of a purported class of stockholders who purchased our common stock during the period between March 16, 2009 and May 5, 2010. A motion to consolidate the complaints and appoint a lead plaintiff was granted in November 2010, and the lead plaintiff filed a consolidated complaint in January 2011. In February 2011, we responded to the complaint with a motion to dismiss. The lead plaintiff’s opposition brief to our motion was filed on April 18, 2011. Our response to the lead plaintiff’s opposition brief is due May 9, 2011. A hearing on the motion to dismiss is currently scheduled for May 20, 2011. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming us and/or our officers and directors as defendants.

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

Fluctuations in our operating results could cause our stock price to decline.*

The following factors are likely to result in fluctuations of our operating results from quarter to quarter and year to year:

•	the commercial sales of Horizant or any of our other products approved by the FDA or its foreign counterparts;

•	adverse results or delays in our or our collaborative partners’ clinical trials;

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

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*

As of April 15, 2011, our executive officers, directors and holders of 5% or more of our outstanding common stock, based upon information known to us and derived from Schedules 13G filed with the SEC, beneficially owned approximately 45.7% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If there are large sales of our common stock, the market price of our common stock could drop substantially.*

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of April 15, 2011, we had 35,357,245 outstanding shares of common stock. Of these shares, up to 15,000,525 shares of common stock are tradable under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and manner of sale requirements under Rule 144, and the remainder of the shares outstanding as of April 15, 2011, have been registered under the Securities Act and are freely tradable. In addition, 1,159,999 shares are held by our directors and executive officers and their affiliates and are subject to volume limitations and manner of sale requirements under Rule 144 under the Securities Act.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Right Certificate(4)

4.3	Form of Registered Direct Common Warrant(5)

10.28	Amended and Restated Change of Control Agreement between the Company and Gianna M. Bosko, dated February 25, 2011(6)

10.33	2011 Executive Compensation(7)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(8)

101.INS	XBRL Instance Document (9)

101.SCH	XBRL Taxonomy Extension Schema Document (9)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (9)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (9)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (9)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (9)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.
(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(4)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 30, 2008.
(6)	Incorporated herein by reference to the same numbered exhibit of our annual report on Form 10-K (File No. 000-51329) for the period ended December 31, 2010, as filed with the SEC on March 1, 2011.
(7)	Incorporated herein by reference to Exhibit 10.45 of our current report on Form 8-K, filed with the SEC on January 14, 2011.
(8)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(9)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc. (Registrant)

May 6, 2011	/S/ RONALD W. BARRETT
Ronald W. Barrett
Chief Executive Officer and Director
(principal executive officer)

May 6, 2011	/S/ WILLIAM G. HARRIS
William G. Harris
Senior Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Right Certificate(4)

4.3	Form of Registered Direct Common Warrant(5)

10.28	Amended and Restated Change of Control Agreement between the Company and Gianna M. Bosko, dated February 25, 2011(6)

10.33	2011 Executive Compensation(7)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(8)

101.INS	XBRL Instance Document (9)

101.SCH	XBRL Taxonomy Extension Schema Document (9)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (9)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (9)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (9)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (9)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.
(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(4)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed with the SEC on December 30, 2008.
(6)	Incorporated herein by reference to the same numbered exhibit of our annual report on Form 10-K (File No. 000-51329) for the period ended December 31, 2010, as filed with the SEC on March 1, 2011.
(7)	Incorporated herein by reference to Exhibit 10.45 of our current report on Form 8-K, filed with the SEC on January 14, 2011.
(8)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(9)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.