Form 10-Q
period 2011-06-30
XENOPORT INC
filed 2011-08-05
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Total number of shares of common stock outstanding as of July 15, 2011: 35,439,956.

XENOPORT, INC.

XENOPORT, the XenoPort logo and Transported Prodrug are trademarks of XenoPort, Inc.

Horizant is a trademark of GlaxoSmithKline.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
	(In thousands, except per share amount)
Current assets:
Cash and cash equivalents	$46,699	$23,192
Short-term investments	70,780	85,403
Prepaids and other current assets	2,621	2,206

Total current assets	120,100	110,801
Property and equipment, net	5,597	7,209
Restricted investments and other assets	2,852	3,219

Total assets	$128,549	$121,229

Current liabilities:
Accounts payable	$1,927	$515
Accrued compensation	2,906	2,493
Accrued preclinical and clinical costs	1,904	4,884
Other accrued liabilities	1,451	976
Deferred rent	130	1,104
Deferred revenue	1,515	1,515

Total current liabilities	9,833	11,487
Deferred revenue	15,025	15,783
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 60,000 shares authorized; 35,438 and 35,227 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	35	35
Additional paid-in capital	488,735	481,336
Accumulated other comprehensive income (loss)	28	(6)
Accumulated deficit	(385,107)	(387,406)

Total stockholders’ equity	103,691	93,959

Total liabilities and stockholders’ equity	$128,549	$121,229

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenues:
Net revenue from unconsolidated joint operating activities	$30,000	$112	$30,000	$(174)
Collaboration revenue	7,379	379	7,758	758

Total revenues	37,379	491	37,758	584

Operating expenses:
Research and development	9,904	12,867	19,758	27,946
Selling, general and administrative	8,075	7,217	15,826	15,280
Restructuring charges	—	—	—	5,275

Total operating expenses	17,979	20,084	35,584	48,501

Income (loss) from operations	19,400	(19,593)	2,174	(47,917)
Interest income	55	71	125	170

Net income (loss)	$19,455	$(19,522)	$2,299	$(47,747)

Basic net income (loss) per share	$0.55	$(0.64)	$0.07	$(1.57)

Diluted net income (loss) per share	$0.55	$(0.64)	$0.06	$(1.57)

Shares used to compute basic net income (loss) per share	35,400	30,515	35,336	30,476

Shares used to compute diluted net income (loss) per share	35,635	30,515	35,665	30,476

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Operating activities
Net income (loss)	$2,299	$(47,747)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,612	2,303
Accretion of investment discounts and amortization of investment premiums, net	308	766
Stock-based compensation expense	7,469	9,949
Changes in assets and liabilities:
Prepaids and other current and noncurrent assets	(415)	469
Accounts payable	1,412	(317)
Accrued compensation	413	(2,892)
Accrued restructuring charges	—	252
Accrued preclinical and clinical costs	(2,980)	1,032
Accrued unconsolidated joint operating activities	—	281
Other accrued liabilities	475	(345)
Deferred revenue	(758)	(865)
Deferred rent	(604)	(508)

Net cash provided by (used in) operating activities	9,231	(37,622)

Investing activities
Purchases of investments	(76,136)	(64,553)
Proceeds from maturities of investments	90,485	80,038
Change in restricted investments	(3)	(9)
Purchases of property and equipment	—	(514)

Net cash provided by investing activities	14,346	14,962

Financing activities
Net cash provided by (used in) issuance of common stock and exercise of stock options	(70)	274

Net cash provided by (used in) financing activities	(70)	274

Net increase (decrease) in cash and cash equivalents	23,507	(22,386)
Cash and cash equivalents at beginning of period	23,192	36,255

Cash and cash equivalents at end of period	$46,699	$13,869

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Nature of Operations

XenoPort, Inc., or the Company, was incorporated in the state of Delaware on May 19, 1999. The Company is a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates that utilize the body’s nutrient transport mechanisms to improve the therapeutic benefits of existing drugs. The Company intends to focus its development and commercialization efforts on potential treatments of diseases with significant unmet medical needs, with an emphasis on central nervous system disorders. In July 2011, the Company’s first product, known in the United States as Horizant (gabapentin enacarbil) Extended-Release Tablets, was commercially launched by the Company’s partner, Glaxo Group Limited, or GSK. The Company’s facilities are located in Santa Clara, California.

Basis of Preparation

The accompanying financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2011 and results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, is the single source of authoritative U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 1, 2011.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenue Recognition

Revenue arrangements entered into, or materially modified, through December 31, 2010 are accounted for in accordance with the provisions of the Revenue Recognition-Multiple-Element Arrangement and Collaborative Arrangements topics of the Codification. A variety of factors are considered in determining the appropriate method of revenue recognition under these arrangements, such as whether the various elements can be considered separate units of accounting, whether there is objective and reliable evidence of fair value for these elements and whether there is a separate earnings process associated with a particular element of an agreement.

Effective January 1, 2011, the Company adopted the provisions of Accounting Standards Update, or ASU, 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, on a prospective basis. Under the provisions of ASU 2009-13, the Company will no longer rely on objective and reliable evidence of the fair value of the elements in a revenue arrangement in order to separate a deliverable into a separate unit of accounting, and the use of the residual method has been eliminated. The Company will instead use a selling price hierarchy for determining the selling price of a deliverable, which will be used to determine the allocation of consideration to each unit of accounting under an arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The provisions of ASU 2009-13 will be applied by the Company to revenue arrangements entered into, or materially modified, beginning January 1, 2011. As of June 30, 2011, the Company had not applied the provisions of ASU 2009-13 to any of its revenue arrangements as the Company had not entered into any new, or materially modified any of its existing, revenue arrangements in 2011. Therefore, there was no material impact on the Company’s financial position or results of operations from adopting ASU 2009-13. However, the provisions of ASU 2009-13 could have a material impact on the revenue recognized from any collaboration agreements that the Company enters into, or materially modifies, in future periods.

Effective January 1, 2011, the Company also adopted the provisions of ASU 2010-17 (Topic 605), Milestone Method of Revenue Recognition, or ASU 2010-17. The provisions of ASU 2010-17 are being applied by the Company on a prospective basis for milestones achieved starting in 2011. The adoption of ASU 2010-17 did not have a material impact on the Company’s financial position or results of operations in the first half of 2011, and the provisions of ASU 2010-17 are not expected to have a material impact on the revenue recognized from any existing collaboration agreements.

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

The provisions of ASU 2010-17 apply only to those milestones payable for research or development activities and do not apply to contingent payments for which payment is either contingent solely upon the passage of time or the result of a collaborative partner’s performance. The Company will assess the nature of, and appropriate accounting for, these payments on a case-by-case basis in accordance with the provisions of the Revenue Recognition topic of the Codification.

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

Recent Accounting Pronouncement

In June 2011, the FASB issued ASU 2011-05, an amendment of the Codification Topic 220, Comprehensive Income, or ASU 2011-05. ASU 2011-05 increases the prominence of items reported in other comprehensive income and facilitates convergence of GAAP and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present: (i) each component of net income along with total net income; (ii) each component of other comprehensive income along with a total for other comprehensive income; and (iii) a total amount for comprehensive income. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 does not change the items that must be reported in other

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 does not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, and the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. ASU 2011-05 does not affect how earnings per share is calculated or presented. ASU 2011-05 will be effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. ASU 2011-05 will be adopted early by the Company beginning in the third quarter of fiscal 2011.

2. Collaboration Agreements

Astellas Pharma Inc.

In December 2005, the Company entered into an agreement in which it licensed to Astellas exclusive rights to develop and commercialize the Company’s most advanced product candidate, gabapentin enacarbil (previously known as XP13512), in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. The Company received an initial license payment of $25,000,000 in December 2005, which has been deferred and is being recognized on a straight-line basis over the period that the Company expects to remain obligated to provide services. In addition, the Company is eligible to receive potential total payments of $60,000,000 upon the occurrence of additional clinical and regulatory events, of which $30,000,000 has been received and recognized through June 30, 2011, including $7,000,000 received in May 2011. Of the remaining $30,000,000, a potential payment of $10,000,000 is eligible to be received by the Company following the achievement of product marketing approval in Japan. The achievement of this milestone will be based in whole or in part on the Company’s past performance. For revenue recognition purposes, the Company has determined this milestone to be substantive, and, therefore, the payment will be recognized in its entirety as revenue if, and when, the event is achieved. The remaining $20,000,000 of potential payments payable under this agreement entail no performance obligation on the part of the Company and are tied solely to the regulatory success of additional indications, and, accordingly, these payments will not be accounted for under the provisions of ASU 2010-17. The Company is also entitled to receive percentage-based royalties on net sales of gabapentin enacarbil in the Astellas territory, if any. In the three and six months ended June 30, 2011, the Company recognized revenue of $7,379,000 and $7,758,000, respectively, representing amortization of the up-front license payment under this agreement and recognition of a milestone payment in connection with the U.S. Food and Drug Administration, or FDA, approval of Horizant for the treatment of moderate-to-severe primary restless legs syndrome, or RLS. In the three and six months ended June 30, 2010, the Company recognized revenue of $379,000 and $758,000, respectively, representing amortization of the up-front license payment under this agreement. As of June 30, 2011, the Company had recognized an aggregate of $38,460,000 of revenue pursuant to this agreement. At June 30, 2011, $16,540,000 of revenue was deferred under this agreement, of which $1,515,000 was classified within current liabilities and the remaining $15,025,000 was recorded as a noncurrent liability. In addition, the agreement allows Astellas to request that the Company conduct development activities and required Astellas to source all drug product and both clinical and commercial supplies of the active pharmaceutical ingredient, or API, form of gabapentin enacarbil from the Company under a specified supply agreement. In October 2009, all of the Company’s remaining manufacturing or supply obligations to Astellas for gabapentin enacarbil API or finished drug product ceased. The Company remains obligated to provide certain services as originally specified in the December 2005 arrangement.

Glaxo Group Limited

In February 2007, the Company entered into an exclusive collaboration with GSK to develop and commercialize gabapentin enacarbil, known in the United States by the trade name Horizant (gabapentin enacarbil) Extended-Release Tablets, for the treatment of RLS, in all countries of the world excluding the Astellas territory. In November 2010, the Company amended and restated its collaboration agreement with GSK, pursuant to which the Company reacquired all rights to gabapentin enacarbil outside of the United States previously granted to GSK (which excludes the Astellas territory) and obtained the right, but not the obligation, to pursue development of Horizant for: (i) the potential treatment of diabetic peripheral neuropathy; (ii) the potential treatment of post-herpetic neuralgia, or PHN, to the extent that a product label would reflect a superiority claim over a currently approved drug; and (iii) any additional indications in the United States. In April 2011, the FDA approved Horizant for the treatment of RLS in adults. Shipments of Horizant to wholesalers commenced in June 2011, and Horizant was commercially launched in July 2011. GSK remains responsible for further development and regulatory matters with respect to Horizant for the potential treatment of PHN and manufacturing and commercialization of Horizant in the United States for all indications.

In March 2007, GSK made an up-front, non-refundable license payment of $75,000,000. Under the terms of the amended and restated collaboration, the Company is eligible to receive a total of $312,500,000 in aggregate clinical and regulatory event-based potential payments, of which $115,000,000 has been received, including $30,000,000 received and fully recognized in June 2011 in connection with the first shipment of Horizant to a wholesaler. Of the remaining $197,500,000, the Company has determined that payments aggregating $72,500,000 relate to events that, for revenue recognition purposes, are considered substantive milestones, and each of these payments will therefore be recognized as revenue in its entirety if, and when, the events are achieved. These potential payments consist of $10,000,000 relating to achievement of positive results from clinical trials and $62,500,000 relating to the achievement of certain regulatory milestones, such as the first filing of a new drug application, or NDA, for product approval for a

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

given indication in the United States. The remaining potential payments payable under this collaboration entail no performance obligations on the part of the Company or are not for research or development activities, and, accordingly, these payments will not be accounted for under the provisions of ASU 2010-17. The Company remains eligible to receive up to $290,000,000 upon the achievement of specified sales levels. The Company concluded that the up-front license payment did not have value to GSK on a stand-alone basis without the benefit of the specified development activities that the Company performed in connection with Horizant and that the $85,000,000 of milestones paid for clinical trial and pre-clinical activities were either not sufficiently substantive or not sufficiently at risk to be accounted for using the “when-earned” model. Accordingly, these milestones and the up-front payment were combined into one unit of accounting that was recognized over the best estimate of the development period to commercialization of the product, during which time delivery of substantially all of the efforts required for the completion of the Company’s contractual responsibilities under the GSK agreement has occurred, and the Company has determined that no additional performance obligations resulted from the amended agreement. As of June 30, 2011, the Company had recognized an aggregate of $190,000,000 of up-front license, milestone revenue and regulatory payments pursuant to this agreement and no revenue was deferred under this agreement.

The Company exercised its right to the co-promotion arrangement in April 2009, under which all allowable expenses and any potential future sales of Horizant are accounted for using a joint profit and loss, or P&L, statement, in which the Company and GSK share in the resulting operating pre-tax profits and losses. Under the amended and restated collaboration, the Company’s participation in the co-promotion and joint P&L arrangements remain unchanged, except that the Company can delay the deployment of its sales force for up to three years following the April 2011 approval of Horizant in the United States and the Company’s share of losses from the joint P&L will be forgiven up to a maximum of $10,000,000. The Company’s payment of additional losses, if any, would be deferred and payable without interest over a four-year period following the first quarter in which the joint P&L is profitable. GSK is responsible for: establishing pricing and reimbursement; creating promotional and advertising materials; managed care contracting; receiving, accepting and filling orders; distributing; controlling invoicing, order processing and collecting accounts receivable; and recording sales of Horizant in the United States. Expenses that can be charged to the joint P&L statement are the cost of goods and certain costs directly related to Horizant marketing and sales. Sales and marketing expenses of Horizant that the Company incurs that are not charged to the joint P&L statement are classified as selling, general and administrative operating expenses within the Company’s statements of operations. The Company has concluded that under the original and amended agreements, the potential detail of Horizant and the amount from the joint P&L statement together constitute one unit of accounting separate from the previously established milestone and up-front payment unit of accounting. The Company also has determined the commercialization of its portfolio of product candidates to be part of its core operations, and accordingly concluded that all revenue resulting from the Company’s GSK collaboration agreement is presented in the net revenue from unconsolidated joint operating activities line item in the revenues section of the statements of operations in the period the related activities occur. The Company began recording its share of pre-launch operating losses from the joint P&L statement of Horizant in the second quarter of 2009, and the total pre-launch operating losses of $1,095,000 recorded as of December 31, 2009 were forgiven and therefore reversed in the fourth quarter of 2010 as a result of the amended and restated development and commercialization agreement in November 2010. No detailing activities occurred and no detail reimbursements were recognized in the three and six months ended June 30, 2011 and 2010.

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

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s net revenue from unconsolidated joint operating activities from the GSK collaboration agreement was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Up-front license and development milestone revenue	$—	$53	$—	$107
XenoPort’s share of pre-launch operating losses	—	59	—	(281)
Clinical and regulatory payments	30,000	—	30,000	—

Net revenue from unconsolidated joint operating activities	$30,000	$112	$30,000	$(174)

3. Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period without consideration for potential common shares. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period plus any dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, restricted stock units, options to purchase stock and warrants are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$19,455	$(19,522)	$2,299	$(47,747)
Denominator:
Weighted-average common shares outstanding	35,400	30,515	35,336	30,476

Denominator for basic net income (loss) per share	35,400	30,515	35,336	30,476

Dilutive effect of:
Restricted stock units and options to purchase common stock	235	—	329	—
Warrants outstanding	—	—	—	—

Denominator for diluted net income (loss) per share	35,635	30,515	35,665	30,476

Basic net income (loss) per share	$0.55	$(0.64)	$0.07	$(1.57)

Diluted net income (loss) per share	$0.55	$(0.64)	$0.06	$(1.57)

Outstanding securities at period end not included in the computation of diluted net income (loss) per share as they had an anti-dilutive effect:
Restricted stock units and options to purchase common stock	4,940	5,434	4,945	5,434
Warrants outstanding	305	305	305	305

	5,245	5,739	5,250	5,739

4. Comprehensive Income (Loss)

The Company displays comprehensive income (loss) and its components as part of the annual statement of stockholders’ equity. Comprehensive income (loss) is comprised of net income (loss) and unrealized gains (losses) on available-for-sale securities. Total comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net income (loss)	$19,455	$(19,522)	$2,299	$(47,747)
Change in unrealized gains (losses) on available-for-sale securities	(7)	1	34	(12)

	$19,448	$(19,521)	$2,333	$(47,759)

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2011:
Cash	$672	$—	$—	672
Money market funds	44,527	—	—	44,527
U.S. government-sponsored agencies	12,876	—	—	12,876
Corporate debt securities	59,376	31	(3)	59,404
Certificates of deposit	1,951	—	—	1,951

	$119,402	$31	$(3)	$119,430

Reported as:
Cash and cash equivalents				$46,699
Short-term investments				70,780
Restricted investments				1,951

				$119,430

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2010:
Cash	$915	$—	$—	$915
Money market funds	9,917	—	—	9,917
U.S. treasury securities	5,515	1	—	5,516
U.S. government-sponsored agencies	38,552	2	(11)	38,543
Corporate debt securities	53,702	10	(8)	53,704
Certificates of deposit	1,948	—	—	1,948

	$110,549	$13	$(19)	$110,543

Reported as:
Cash and cash equivalents				$23,192
Short-term investments				85,403
Restricted investments				1,948

				$110,543

At June 30, 2011 and December 31, 2010, the contractual maturities of all investments held were less than one year.

No gross realized gains or losses were recognized in the three or six months ended June 30, 2011 or in the same periods in 2010.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value using the following inputs (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	44,527	$44,527	$—	$—
U.S. government-sponsored agencies	12,876	—	12,876	—
Corporate debt securities	59,404	—	59,404	—

Total	116,807	$44,527	$72,280	$—

		Fair Value Measurements at Reporting Date Using
Description	Total as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$9,917	$9,917	$—	$—
U.S. treasury securities	5,516	—	5,516	—
U.S. government-sponsored agencies	38,543	—	38,543	—
Corporate debt securities	53,704	—	53,704	—

Total	$107,680	$9,917	$97,763	$—

6. Stock-Based Compensation

Details of the Company’s employee non-cash stock-based compensation, excluding non-cash stock-based compensation resulting from the Company’s restructuring plan in 2010, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Research and development	$1,279	$2,018	$2,786	$4,337
Selling, general and administrative	2,277	2,441	4,683	4,759

	$3,556	$4,459	$7,469	$9,096

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

	Paid Leave, Severance and Other Benefits	Non-Cash Stock-Based Compensation	Property and Equipment	Legal and Other	Total
Net restructuring charges	$3,910	$853	$437	$75	$5,275
Cash payments	(966)	—	—	(16)	(982)
Non-cash charges	—	(853)	(437)	(19)	(1,309)

Ending liability balance at March 31, 2010	2,944	—	—	40	2,984
Cash payments	(2,692)	—	—	(40)	(2,732)

Ending liability balance at June 30, 2010	252	—	—	—	252
Cash payments	(252)	—	—	—	(252)

Ending liability balance at September 30 and December 31, 2010 and June 30, 2011	$—	$—	$—	$—	$—

8. Commitments and Contingencies

In July 2010, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming the Company and certain of its officers and directors as defendants. The lawsuit alleged violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by the defendants related to the Company’s product candidate, Horizant (gabapentin enacarbil) Extended-Release Tablets, as a potential treatment of RLS, which allegedly made it impossible for investors to meaningfully understand the drug’s potential for FDA approval. The plaintiff sought damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased the Company’s common stock during the period between May 5, 2009 and February 17, 2010. Another lawsuit was filed in September 2010 in the United States District Court for the Northern District of California making substantially similar allegations, on behalf of a purported class of stockholders who purchased the Company’s common stock during the period between March 16, 2009 and May 5, 2010. In November 2010, a motion to consolidate the complaints and appoint a lead plaintiff was granted. In January 2011, the lead plaintiff filed a consolidated complaint. The Company responded to the complaint with a motion to dismiss. On May 20, 2011, the court granted the Company’s motion and dismissed the complaint with leave to amend. An amended complaint was filed on June 14, 2011. In the amended complaint, the plaintiff seeks damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased the Company’s common stock during the period between May 7, 2008 and February 17, 2010. The Company’s motion to dismiss the amended complaint was filed on July 29, 2011. A hearing on the Company’s motion to dismiss has been scheduled for September 23, 2011.

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

9. Related-Party Transaction

In May 2011, the Company engaged McKinsey & Company, Inc. to provide consulting services to the Company. Jon R. Duane, a director of McKinsey, is the spouse of Catherine J. Freidman, a member of the Company's Board of Directors. The Company has expensed $696,000 through June 30, 2011 in connection with this engagement.

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

Glaxo Group Limited, or GSK, holds commercialization rights and certain development rights for Horizant in the United States. In July 2011, GSK began promoting Horizant for the treatment of RLS in the United States. GSK is responsible for the U.S. development of Horizant for RLS and post-herpetic neuralgia, or PHN, a chronic type of neuropathic pain that can follow the resolution of shingles. GSK has indicated that it plans to file a supplemental new drug application, or sNDA, under Section 505(b)(2) for Horizant as a potential treatment of PHN. The filing would include data from several trials in PHN patients, including a 12-week, randomized, double-blind, placebo-controlled trial of Horizant that showed a statistically significant improvement in the 24-hours average pain intensity score in subjects treated with Horizant over placebo. The most common side effects of Horizant were dizziness, somnolence and headache.

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

We hold all development and commercialization rights for Horizant outside the United States and the Astellas territory. In addition, under the terms of our collaboration agreement with GSK, we have the right to pursue development of Horizant in the United States for other indications, including diabetic peripheral neuropathy, or DPN, and PHN, to the extent that a product label would reflect a superiority claim over a currently approved drug.

We are evaluating our second product candidate, arbaclofen placarbil, or AP (previously known as XP19986), as a potential treatment for patients with spasticity. In April 2011, we announced that we had reached agreement with the FDA on a Special Protocol Assessment, or SPA, for a pivotal Phase 3 clinical trial of AP as a potential treatment of spasticity in multiple sclerosis, or MS, patients. In addition, at an End of Phase 2 meeting with the FDA, the FDA indicated that the Phase 3 pivotal trial that is the subject of the SPA, and certain additional studies, could form the basis of an NDA to be filed under Section 505(b)(2), which allows reference to published literature and the FDA’s previous finding of safety and effectiveness for baclofen, a drug that has been approved by the FDA for the alleviation of signs and symptoms of spasticity in individuals with MS or spinal cord injury. We initiated the pivotal Phase 3 clinical trial that is the subject of the SPA in the second quarter of 2011. The trial is a multi-center, randomized, double-blind, placebo-controlled study designed to assess the efficacy and safety of AP as a treatment for spasticity in MS patients. In addition, per the guidance that we received from the FDA at the End of Phase 2 meeting, we plan to conduct additional studies that are intended to be part of the NDA. For example, subjects who complete the 13-week pivotal Phase 3 efficacy trial will have the option to enter a six-month, open-label safety study of AP that is designed to provide nine months of AP exposure for at least 100 MS subjects.

We previously evaluated AP for the potential adjunctive treatment of gastroesophageal reflux disease, or GERD. In March 2011, we announced preliminary top-line results from a Phase 2b clinical trial of AP as adjunctive therapy in certain patients with GERD. None of the AP doses showed statistically significant improvements over placebo in the analysis of the primary endpoint. Analyses of key secondary endpoints did not yield consistent results when AP doses were compared to placebo. While we will continue to analyze the data, we do not believe the efficacy results of this trial warrant our investment in further development for AP in GERD at this time.

We are evaluating our third product candidate, XP21279, for the potential treatment of patients with Parkinson’s disease and are conducting a randomized, cross-over Phase 2 clinical trial of XP21279 in Parkinson’s disease patients with motor fluctuations that is designed to compare the efficacy, safety and pharmacokinetics of individual patient-optimized doses of a new bi-layer tablet of XP21279/carbidopa to patient-optimized doses of Sinemet (L-Dopa/carbidopa). We have completed enrollment and anticipate reporting top-line results from this trial in the second half of 2011.

We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated significant product revenues. Due primarily to the recognition of revenues from up-front and milestone payments from our collaborations with GSK and Astellas, we were profitable in the three-month periods ended June 30, September 30, and December 31, 2007, for the year ended December 31, 2007 and in the three and six months ended June 30, 2011. However, while recognition of these revenues resulted in a profitable year for 2007 and in the three and six months ended June 30, 2011, we expect to incur losses for the full year ending December 31, 2011 as we continue our development activities and continue to advance our product candidates in development. As of June 30, 2011, we had an accumulated deficit of approximately $385.1 million. We believe that our existing capital resources and anticipated milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the fourth quarter of 2013.

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

Revenue Recognition

We have current collaboration agreements with Astellas and GSK, each of which contains multiple elements. We account for these agreements entered into, or materially modified, through December 31, 2010 in accordance with the provisions of the Revenue Recognition-Multiple-Element Arrangement and Collaborative Arrangements topics of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification. We considered a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the various elements can be considered separate units of accounting, whether there is objective and reliable evidence of fair value for these elements and whether there is a separate earnings process associated with a particular element of an agreement.

Effective January 1, 2011, we adopted the provisions of ASU 2009-13 on a prospective basis. Under the provisions of ASU 2009-13, we will no longer rely on objective and reliable evidence of the fair value of the elements in a revenue arrangement in order to separate a deliverable into a separate unit of accounting, and the use of the residual method has been eliminated. We will instead use a selling price hierarchy for determining the selling price of a deliverable, which will be used to determine the allocation of consideration to each unit of accounting under an arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The provisions of ASU 2009-13 will be applied by us to revenue arrangements entered into, or materially modified, beginning January 1, 2011. As of June 30, 2011, we had not applied the provisions of ASU 2009-13 to any of our revenue arrangements as we had not entered into any new, or materially modified any of our existing, revenue arrangements in 2011. Therefore, there was no material impact on our financial position or results of operations from adopting ASU 2009-13. However, the provisions of ASU 2009-13 could have a material impact on the revenue recognized from any collaboration agreements that we enter into, or materially modify, in future periods.

Effective January 1, 2011, we also adopted the provisions of ASU 2010-17. The provisions of ASU 2010-17 are being applied on a prospective basis for milestones achieved starting in 2011. The adoption of ASU 2010-17 did not have a material impact on our financial position or results of operations in the first half of 2011, and the provisions of ASU 2010-17 are not expected to have a material impact on the revenue recognized from any existing collaboration agreements.

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

For events for which the occurrences are contingent solely upon the passage of time, are the result of the collaborative partner’s performance, or are not related to research or development activities, the contingent payments will not be accounted for in accordance with the provisions of ASU 2010-17.

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

Results of Operations

Three and Six Months Ended June 30, 2011 and 2010

Revenues

Our collaboration revenue consisted of the recognition of revenues from up-front and milestone payments from our collaboration with Astellas. Our net revenue from unconsolidated joint operating activities consisted of the recognition of revenues from up-front and milestone payments and the recognition of our share of pre-launch operating losses resulting from our election to co-promote Horizant in the United States with GSK. In connection with the amendment and restatement of our collaboration agreement with GSK in November 2010, our share of operating losses is forgiven up to a maximum of $10.0 million.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(In thousands, except percentages)
Net revenue from unconsolidated joint operating activities	$30,000	$112	$29,888	26,686%	$30,000	$(174)	$30,174	17,341%
Collaboration revenue	7,379	379	7,000	1,847%	7,758	758	7,000	923%

Total revenues	$37,379	$491	$36,888	7,513%	$37,758	$584	$37,174	6,365%

The increase in net revenue from unconsolidated joint operating activities for the three and six months ended June 30, 2011 compared to the same periods in 2010 was due to the recognition of the payment from GSK in connection with the first shipment of Horizant to a wholesaler.

The increase in collaboration revenue for the three and six months ended June 30, 2011 compared to the same periods in 2010 was due to the recognition of the milestone payment from Astellas in connection with the Horizant FDA approval.

We expect revenues to fluctuate in the future primarily depending upon the potential further development and commercialization of Horizant/gabapentin enacarbil, the timing of milestone-related activities under our Astellas and GSK collaborations and the extent to which we enter into new, or modify existing, collaborative agreements.

Research and Development Expenses

Research and development expenses consisted of costs associated with our research activities and drug discovery efforts, as well as costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Of the total research and development expenses for the three and six months ended June 30, 2011 and 2010, the allocation of costs associated with research and preclinical and clinical development activities approximated the following:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(In thousands, except percentages)
Research	$1,406	$3,011	$(1,605)	(53)%	$2,962	$7,513	$(4,551)	(61)%
Preclinical and clinical development	8,498	9,856	(1,358)	(14)%	16,796	20,433	(3,637)	(18)%

Total research and development	$9,904	$12,867	$(2,963)	(23)%	$19,758	$27,946	$(8,188)	(29)%

The decrease in research and development expenses in the three months ended June 30, 2011 compared to the same period in 2010 was principally due to the following:

•	decreased net costs for AP of $1.7 million primarily due to decreased clinical and manufacturing costs; and

•	decreased personnel costs of $1.0 million primarily due to decreased non-cash stock-based compensation of $0.7 million.

The decrease in research and development expenses in the six months ended June 30, 2011 compared to the same period in 2010 was principally due to the following:

•	decreased net costs for AP of $3.4 million primarily due to decreased clinical and manufacturing costs; and

•	decreased personnel costs of $4.2 million primarily due to decreased headcount and decreased non-cash stock-based compensation of $1.5 million.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(In thousands, except percentages)
Selling, general and administrative	$8,075	$7,217	$858	12%	$15,826	$15,280	$546	4%

Our selling, general and administrative expenses increased in the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to increased consulting costs.

We expect selling, general and administrative expenses to remain relatively constant with 2010 levels. Pursuant to our amended and restated collaboration agreement with GSK, we have up to three years to deploy a sales force following the April 2011 approval of Horizant in the United States. The timing and amount of selling, general and administrative expenses incurred will primarily depend upon if or when we deploy such sales force in support of the commercialization of Horizant for RLS.

Restructuring Charges

As a result of the implementation of our March 2010 restructuring plan that resulted in a reduction in force of 107 employees, or approximately 50% of our workforce, we recorded restructuring charges of $0 and $5.3 million in the three and six months ended June 30, 2010, respectively. The restructuring charges consisted primarily of $3.9 million of leave of absence pay, severance and healthcare benefits, $0.9 million of non-cash stock-based compensation and $0.4 million of property and equipment write-offs. We do not expect to incur additional charges in relation to the March 2010 restructuring plan, and as of December 31, 2010 and June 30, 2011, we have made all cash payments in association with this restructuring plan.

Interest Income

Interest income consisted primarily of interest earned on our cash equivalents and short-term investments.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(In thousands, except percentages)
Interest income	$55	$71	$(16)	(23)%	$125	$170	$(45)	(26)%

Our interest income in the three and six months ended June 30, 2011 remained relatively constant compared to the same periods in 2010.

Liquidity and Capital Resources

	As of June 30, 2011	As of December 31, 2010
	(In thousands)
Cash and cash equivalents and short-term investments	$117,479	$108,595
Working capital	110,267	99,314
Restricted investments	1,951	1,948

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash provided by (used in):
Operating activities	$9,231	$(37,622)
Investing activities	14,346	14,962
Financing activities	(70)	274
Capital expenditures (included in investing activities above)	—	(514)

Due to our significant research and development expenditures, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our equity securities, non-equity payments from our collaborators and interest earned on investments. At June 30, 2011, we had available cash and cash equivalents and short-term investments of $117.5 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including corporate debt securities, investments backed by U.S. government-sponsored agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash provided by (used in) operating activities was $9.2 million and $(37.6) million in the six months ended June 30, 2011 and 2010, respectively. The net cash provided by operating activities in the six months ended June 30, 2011 primarily reflected our net income, as adjusted for non-cash stock-based compensation and depreciation and amortization, partially offset by net changes in assets and liabilities. The net cash used in operating activities in the six months ended June 30, 2010 primarily reflected our net loss, partially offset by non-cash stock-based compensation. Additionally, we recorded restructuring charges of $5.3 million in the six months ended June 30, 2010, which included approximately $4.0 million of cash expenditures, and, of this amount, $3.7 million was paid in the six months ended June 30, 2010.

Net cash provided by investing activities was $14.3 million and $15.0 million in the six months ended June 30, 2011 and 2010, respectively. The net cash provided by investing activities for the six months ended June 30, 2011 and 2010 was primarily related to the proceeds from maturities of investments, partially offset by the purchases of investments.

Net cash provided by (used in) financing activities was $(0.1) million and $0.3 million in the six months ended June 30, 2011 and 2010, respectively. The net cash used in financing activities for the six months ended June 30, 2011 reflected net cash used in the issuance of common stock. The net cash provided by financing activities for the six months ended June 30, 2010 reflected net cash provided by the issuance of common stock and exercise of stock options.

We believe that our existing capital resources and anticipated milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the fourth quarter of 2013. We have based our estimate of cash sufficiency on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential milestones and contingent payments receivable under our collaborations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the timing and amount of our share of operating losses from our GSK collaboration;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from Horizant and our other potential products;

•	the timing of any milestone and contingent payments under our collaborative arrangements;

•	the timing and costs of our establishment of a sales force to support our co-promotion of Horizant for the treatment of RLS, if we establish a sales force;

•	the cost of manufacturing clinical, and establishing commercial, supplies of our product candidates and any products that we may develop;

•	the number and characteristics of product candidates that we pursue, including rights related to Horizant that we obtained pursuant to our amended and restated collaboration agreement with GSK;

•	the cost, timing and outcomes of regulatory approvals, if any;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish or modify;

•	the cost and expenses associated with the pending and potential additional related purported securities class action lawsuits, as well as any unforeseen litigation;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent of product development funding under our current collaborative arrangements; and

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

Contractual Obligations

Our future contractual obligations at June 30, 2011 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating lease obligations	$9,084	$4,573	$4,511	$—	$—

Operating lease obligations do not assume the exercise by us of any termination or extension options.

Recent Accounting Pronouncement

The FASB Codification is the single source of authoritative U.S. generally accepted accounting principles, or GAAP. In June 2011, the FASB issued ASU 2011-05, an amendment of the Codification Topic 220, Comprehensive Income, or ASU 2011-05. ASU 2011-05 increases the prominence of items reported in other comprehensive income and facilitates convergence of GAAP and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present: (i) each component of net income along with total net income; (ii) each component of other comprehensive income along with a total for other comprehensive income; and (iii) a total amount for comprehensive income. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 does not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, and the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. ASU 2011-05 does not affect how earnings per share is calculated or presented. ASU 2011-05 will be effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. ASU 2011-05 will be adopted early by us beginning in the third quarter of fiscal 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2011, we had cash and cash equivalents and short-term investments of $117.5 million consisting of cash and highly liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amounts of $0.1 million and $0.4 million during the six months ended June 30, 2011 and 2010, respectively, to this European contract manufacturer. We are subject to exposure to fluctuations in foreign exchange rates in connection with agreements with this European contract manufacturer. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2011, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) were effective.

Changes in Internal Control over Financial Reporting.

There were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2010, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming us and certain of our officers and directors as defendants. The lawsuit alleged violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by the defendants related to our product candidate, Horizant (gabapentin enacarbil) Extended-Release Tablets, as a potential treatment of moderate-to-severe primary restless legs syndrome, which allegedly made it impossible for investors to meaningfully understand the drug’s potential for U.S. Food and Drug Administration approval. The plaintiff sought damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased our common stock during the period between May 5, 2009 and February 17, 2010. Another lawsuit was filed in September 2010 in the United States District Court for the Northern District of California making substantially similar allegations, on behalf of a purported class of stockholders who purchased our common stock during the period between March 16, 2009 and May 5, 2010. In November 2010, a motion to consolidate the complaints and appoint a lead plaintiff was granted. In January 2011, the lead plaintiff filed a consolidated complaint. We responded to the complaint with a motion to dismiss. On May 20, 2011, the court granted our motion and dismissed the complaint with leave to amend. An amended complaint was filed on June 14, 2011. In the amended complaint, the plaintiff seeks damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased our common stock during the period between May 7, 2008 and February 17, 2010. Our motion to dismiss the amended complaint was filed on July 29, 2011. A hearing on our motion to dismiss has been scheduled for September 23, 2011.

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

Risks Related to Our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never sustain profitability.*

We have a limited operating history and have incurred cumulative losses of $385.1 million since our inception in May 1999. In the three and six months ended June 30, 2011, we had net income of $19.5 million and $2.3 million, respectively. In the three and six months ended June 30, 2010, we had net losses of $19.5 million and $47.7 million, respectively. Due to the recognition of revenues from milestone payments from our collaborations with Glaxo Group Limited, or GSK, and Astellas Pharma Inc., we were profitable in the three and six months ended June 30, 2011. However, while recognition of these revenues resulted in a profitable three and six months ended June 30, 2011, we expect to incur losses for the full year ending December 31, 2011. If we decide to establish a sales force or achieve regulatory approval of additional product candidates, we may incur significant expenses associated with the establishment of a North American specialty sales force. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or sustain profitability. On April 6, 2011, the U.S. Food and Drug Administration, or FDA, approved our first product, known in the United States as Horizant (gabapentin enacarbil) Extended-Release Tablets, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults. Our partner, GSK, began promoting Horizant in the United States in July 2011. To date, we have not generated substantial revenue from Horizant. We have financed our operations primarily through the sale of equity securities, non-equity payments from collaborative partners and interest earned on investments. We have devoted substantially all of our efforts to research and development, including clinical trials. If we or our collaborative partners are unable to develop and commercialize our product candidates, if development is delayed or if sales-related revenue from Horizant or any other product candidate that receives marketing approval is insufficient, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our success depends substantially on the success of Horizant, and we depend on GSK to commercialize Horizant. If we or GSK are unable to successfully market and sell Horizant, we may be unable to generate significant product revenue from Horizant.*

GSK commercially launched Horizant in the United States in July 2011. Until such time, if any, as we exercise the right to revert to a net sales royalty under the GSK collaboration agreement, we are sharing profits and losses from net sales of Horizant. Although we have elected the co-promotion arrangement, we have the right to delay the deployment of our sales force for up to three years following the approval of Horizant in the United States, and our share of losses from the joint profit and loss, or P&L, will be forgiven up to a maximum of $10.0 million. Prior to the time that we establish our sales force, GSK remains responsible for the commercialization of Horizant for RLS and any other indications that may obtain regulatory approval. We have limited control over the amount and timing of resources that GSK will dedicate to the marketing of Horizant. Our ability to generate revenue from our co-promotion and milestone payments from GSK depends on GSK’s ability to achieve market acceptance of Horizant for the treatment of RLS. GSK could fail to devote sufficient resources to the commercialization, marketing and distribution of Horizant, including by failing to develop or expand sales forces if such sales forces appear necessary for the most effective promotion of Horizant.

For example, GSK recently announced new corporate policies, including that it would no longer use individual sales targets as a component of compensation for its sales force. If GSK’s compensation practices do not effectively motivate its sales force, the commercial potential of Horizant may be harmed or limited and our business could suffer. In addition, GSK could fail to comply with applicable regulatory guidelines with respect to the marketing and manufacturing of Horizant or with post-marketing commitments or requirements mandated by the FDA, which could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal to approve any new drug applications, or NDAs. Any of these results could limit or prevent GSK’s ability to successfully market and sell Horizant, and we may be unable to generate significant product revenue from Horizant.

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

Our success depends substantially on our advanced product candidates that are still under development. If we or our collaborative partners are unable to bring any of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be reduced.*

Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of our product candidates. In November 2009, our partner, Astellas, submitted an NDA for gabapentin enacarbil (previously known as XP13512) for the treatment of restless legs syndrome in Japan. GSK is evaluating the development of Horizant as a potential treatment of post-herpetic neuralgia, or PHN, and plans to file a 505(b)(2) supplemental NDA filing with the FDA. We have initiated a Phase 3 clinical program to evaluate our second product candidate, arbaclofen placarbil, or AP (and previously known as XP19986), for the potential treatment of spasticity in multiple sclerosis, or MS, patients. Our other product candidates are either in Phase 1 or Phase 2 clinical development or in various stages of preclinical development. Any of our product candidates could be unsuccessful if it:

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

For example, in September 2009, we announced that we would no longer be pursuing further development of AP for acute back spasms following the completion of a Phase 2 clinical trial of AP in patients with acute moderate to severe muscle spasms in the lumbar region that did not demonstrate AP efficacy over placebo. In addition, in March 2011, we announced that we would not be investing further in the development of AP at this time as adjunctive treatment of gastroesophageal reflux disease, or GERD, following completion of a Phase 2b clinical trial of AP that did not demonstrate statistically significant improvements of AP over placebo in the analysis of the primary endpoint. If we or our collaborative partners are unable to make additional product candidates commercially available, we may not be able to generate substantial product revenues, which would adversely affect our business and financial condition. The results of our clinical trials to date do not provide assurance that acceptable efficacy or safety will be shown upon completion of future clinical trials.

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

We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of applying for regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the product candidates involved. The application process begins with the submission of an NDA that the FDA initially reviews and either accepts or rejects for filing. NDA submissions are complex electronic filings, which include vast compilations of data sets, integrated documents and data calculations. The FDA has substantial discretion in the submission process and may refuse to accept an NDA submission for insufficient information or if there are errors or omissions relating to the electronic transmittal process, data entry, data compilation or formatting. For example, in November 2008, GSK withdrew a previously submitted NDA for Horizant for the treatment of RLS in connection with the FDA’s request that the data from a single study be reformatted. The Section 505(b)(1) NDA for Horizant was resubmitted in January 2009 and the FDA accepted the Section 505(b)(1) NDA for review in March 2009.

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

Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials. The FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. For example, the FDA approval for Horizant for the treatment of RLS included requirements for GSK to conduct a number of post-marketing studies, including a 12-week, double-blind, placebo-controlled efficacy study, two simulated driving studies, a drug-drug interaction study with morphine and a cardiovascular safety, or QTC, study. As part of this program, 300 mg and 450 mg tablets will also be developed as a post-marketing commitment, or PMC. GSK will also conduct a pediatric program for subjects 13 years and older. The specific protocol submission and trial completion dates for these studies range from April 2011 through June 2017.

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

We may enter into additional collaborations with third parties to further develop and commercialize Horizant and/or to develop and commercialize some of our product candidates. Our dependence on Astellas and GSK for the development and commercialization of gabapentin enacarbil/Horizant subjects us to, and our dependence on future collaborators for development and commercialization of our product candidates will subject us to, a number of risks, including:

•

we are not able to control the amount and timing of resources that Astellas and GSK devote to the development or commercialization of gabapentin enacarbil/Horizant or to its marketing and distribution;

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

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the timing and amount of our share of operating losses from our GSK collaboration;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from Horizant and our other potential products;

•	the timing of any milestone and contingent payments under our collaborative arrangements;

•	the timing and costs of our establishment of a sales force to support our co-promotion of Horizant for the treatment of RLS, if we establish a sales force;

•	the cost of manufacturing clinical, and establishing commercial, supplies of our product candidates and any products that we may develop;

•	the number and characteristics of product candidates that we pursue, including rights related to Horizant that we obtained pursuant to our amended and restated collaboration agreement with GSK;

•	the cost, timing and outcomes of regulatory approvals, if any;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish or modify;

•	the cost and expenses associated with the pending and potential additional related purported securities class action lawsuits, as well as any unforeseen litigation;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent of product development funding under our current collaborative arrangements; and

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

Any failure or delay in commencing or completing clinical trials for our product candidates could severely harm our business.*

The commencement and completion of clinical trials for our product candidates may be delayed or terminated as a result of many factors, including:

•	delays in patient enrollment, which we have experienced in the past, unanticipated high patient drop-out rates and variability in the number and types of patients available for clinical trials;

•	our inability or the inability of our collaborators or licensees to manufacture or obtain from third parties materials sufficient for use in preclinical studies and clinical trials;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	poor effectiveness of product candidates during clinical trials;

•	unforeseen safety issues or side effects; and

•	governmental or regulatory delays and changes in regulatory requirements, policies and guidelines.

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

As an illustrative example, the FDA recently announced that certain bioanalytical studies conducted by a contract research organization may need to be repeated or confirmed by the pharmaceutical company sponsors of the marketing applications that included such studies. The FDA’s decision was the result of two inspections and an internal audit at a facility that identified significant instances of misconduct and violations of federal regulations, including falsification of documents and manipulation of samples. Although we have not contracted with this contract research organization for any studies or clinical trials, if one of the contract research organizations that conducted trials on our behalf were found to have similar or other violations, the FDA may require such trials to be repeated or it may affect the approvability of our product candidates and harm our business.

An NDA submitted under Section 505(b)(2) of the Food, Drug and Cosmetic Act subjects us to the risk that we or our partner may be subject to a patent infringement lawsuit that would delay or prevent the review and approval of our product candidate.*

Certain product candidates that we develop may be submitted to the FDA for approval under Section 505(b)(2) of the Food, Drug and Cosmetic Act, or FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. For example, in connection with the October 2010 Horizant NDA resubmission, GSK amended the Horizant NDA from a Section 505(b)(1) to a Section 505(b)(2) application in order for the FDA to be able to consider published gabapentin nonclinical data in their assessment of Horizant. GSK intends to file a Section 505(b)(2) supplemental NDA application for Horizant as a potential treatment for PHN. In addition, if we receive positive results in our Phase 3 clinical trials of AP as a potential treatment for spasticity in MS patients, we intend to file an NDA with the FDA under Section 505(b)(2) seeking approval of AP in this indication. The Section 505(b)(2) application would enable us to reference published literature and the FDA’s previous finding of safety and effectiveness for baclofen, a drug that has been approved by the FDA for the alleviation of signs and symptoms of spasticity resulting from MS.

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

Our ability to generate revenue from Horizant or any other products that we may develop will depend on reimbursement and drug pricing policies and regulations.*

Many patients may be unable to pay for Horizant or any other products that we or our collaborative partners may develop. In the United States, many patients will rely on Medicare, Medicaid, private health insurers and other third-party payors to pay for their medical needs. Our and our partners’ ability to achieve acceptable levels of reimbursement for drug treatments by governmental authorities, private health insurers and other organizations will have an effect on our and our partners’ ability to successfully commercialize Horizant, and attract additional collaborators to invest in the development of our product candidates. We cannot be sure that significant reimbursement in the United States, Europe or elsewhere will be available for Horizant or any other products that we or our partners may develop, and any reimbursement that may become available may be decreased or eliminated in the future. Third-party payors increasingly are challenging prices charged for medical products and services, and many third-party payors may refuse to provide reimbursement for particular drugs when an equivalent generic drug is available. Although we believe Horizant and any other products that may result from our product candidates represent an improvement over the parent drugs upon which they are based and should be considered unique and not subject to substitution by a generic parent drug, it is possible that a third-party payor may consider Horizant or our product candidate and the generic parent drug as equivalents and only offer to reimburse patients for the generic drug. Even if we show improved efficacy or improved convenience of administration with Horizant or our product candidate, pricing of the existing parent drug may limit the amount we will be able to charge for Horizant or our product candidate. If reimbursement is not available or is available only at limited levels, we or our partners may not be able to successfully commercialize Horizant or our product candidates, and may not be able to obtain a satisfactory financial return on such products.

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

Pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the 2003 Medicare Modernization Act, Medicare beneficiaries are eligible to obtain subsidized prescription drug coverage from a choice of private sector plans. Approximately 90 percent of Medicare beneficiaries now have coverage for prescription medicines. The use of pharmaceuticals has increased slightly among some patients as a result of the expanded access to medicines afforded by coverage under Medicare. However, such expanded utilization has been largely offset by increased pricing pressure and competition due to the enhanced purchasing power of the private sector plans that negotiate on behalf of Medicare beneficiaries and by an increase in the use of generic medicines in this population. In addition, legislative changes have been proposed to mandate government rebates in Medicare and to allow the federal government to directly negotiate prices with pharmaceutical manufacturers. If legislation were enacted to mandate rebates or provide for direct government negotiation in Medicare prescription drug benefits, access and reimbursement for Horizant or our product candidates upon commercialization could be restricted.

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

Although the United States patent covering Horizant was originally set to expire in 2022, GSK has petitioned for U.S. patent term extension, which could extend the patent term until 2025. We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to Horizant/gabapentin enacarbil, the composition-of-matter patents relating to gabapentin have expired. For AP, U.S. composition-of-matter patents have issued that will expire no earlier than 2025. For XP21279, a U.S. composition-of-matter patent has issued that will expire no earlier than 2025. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, other than the European opposition described above, we have not received any communications from third parties challenging our patents or patent applications covering Horizant or our product candidates.

We may obtain patents for certain product candidates many years before marketing approval is obtained for those products. Because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to apply for patent term extensions.

As part of the approval process of our product candidates in the United States, the FDA may determine that the product candidates be granted an exclusivity period during which other manufacturers’ applications for approval of generic versions of our products will not be granted. Generic manufacturers often wait to challenge the patents protecting products that have been granted exclusivity until one year prior to the end of the exclusivity period. For example, GSK has requested that the FDA grant Horizant five years of regulatory exclusivity based on its being a new chemical entity. The FDA’s approval of Horizant does indicate that Horizant is a new chemical entity and GSK has received confirmation that Horizant received the five-year NCE regulatory exclusivity. While the FDA has historically granted a five-year new chemical entity exclusivity to prodrugs such as Horizant and AP, a lawsuit was filed by a generic drug company against the FDA challenging the grant of the five-year exclusivity to another company’s prodrug. Following a review of applicable statutes and regulations and a period for public comment, the FDA reaffirmed its decision to grant the five-year exclusivity to the prodrug. In March 2010, the U.S. District Court for the District of Columbia granted summary judgment to the FDA confirming the grant of five-year exclusivity to the prodrug. The District Court’s decision was affirmed on appeal, although a further appeal to the U.S. Supreme Court is possible. If the decision is overturned on appeal, it could mean that Horizant and AP receive shorter or no exclusivity periods. It is also possible that generic manufacturers are considering attempts to seek FDA approval for a similar or identical drug as our product candidate through an abbreviated NDA, which is the application form typically used by manufacturers seeking approval of a generic drug. If our patents are subject to challenges, we may need to spend significant resources to defend such challenges and we may not be able to defend our patents successfully.

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

Under the terms of our collaboration with GSK, GSK is solely responsible for the commercial manufacture and supply of Horizant to support its development and commercialization within the United States. GSK is currently relying on a single source supplier for commercial and clinical supplies of Horizant. If GSK fails to qualify alternative manufacturers of Horizant, the current contract manufacturer terminates their agreement with GSK and GSK is otherwise unable to manufacture or contract to manufacture sufficient quantities of Horizant, the development and commercialization of Horizant could be impaired or delayed. Under the terms of our collaboration with Astellas, Astellas is solely responsible for the manufacture of gabapentin enacarbil tablets to support its development and commercialization within the Astellas territory. To our knowledge, Astellas is currently relying on single source suppliers for clinical supplies of gabapentin enacarbil tablets and in API form. As a result, if Astellas fails to manufacture or contract to manufacture sufficient quantities of gabapentin enacarbil tablets or API, development and commercialization of gabapentin enacarbil could be impaired or delayed in the Astellas territory. If we pursue development with respect to the rights we maintain on Horizant/gabapentin enacarbil, we will need to obtain clinical supplies from GSK or another supplier. As a result, if we are unable to obtain sufficient quantities of Horizant/gabapentin enacarbil from GSK at prices that are commercially attractive, and if we are unable to qualify an alternative supplier, it could delay the development of, and impair our ability to commercialize, this product candidate.

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

We rely on a single source supplier of our current worldwide requirements of AP in API form under a manufacturing services and product supply agreement. Our current agreement with this supplier does not provide for the entire supply of the API necessary for our Phase 3 clinical trials or for full-scale commercialization. In the event that the parties cannot agree to the terms and conditions for this supplier to provide some or all of our API clinical and commercial supply needs, we would not be able to manufacture API until an alternative supplier is identified and qualified, which could also delay the development of, and impair our ability to commercialize, this product candidate.

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

We rely on a single source supplier of XP21279 in API form under a manufacturing services and product supply agreement. In the event that such supplier terminates the agreement under specified circumstances, we would not be able to manufacture API until a qualified alternative supplier is identified and qualified, which could also delay the development of, and impair our ability to commercialize, this product candidate.

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

If we or our partners are not able to obtain adequate supplies of Horizant or our product candidates, it will be more difficult to commercialize Horizant, develop our product candidates and compete effectively. Horizant, our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities.

In addition, the manufacturing facilities of certain of our suppliers are located outside of the United States. This may give rise to difficulties in importing our product candidates or their components into the United States or other countries as a result of, among other things, regulatory agency import inspections, incomplete or inaccurate import documentation or defective packaging.

Safety issues with the parent drugs or other components of our product candidates, or with approved products of third parties that are similar to our product candidates, could give rise to delays in the regulatory approval process, restrictions on labeling or product withdrawal.*

Discovery of previously unknown problems, or increased focus on a known problem, with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. Although gabapentin, baclofen (which includes the R-isomer of baclofen) and L-Dopa, the parent drugs of Horizant/gabapentin enacarbil, AP and XP21279, respectively, have been used successfully in patients for many years, newly observed toxicities or worsening of known toxicities, in preclinical studies of, or in patients receiving, gabapentin, baclofen and L-Dopa, or reconsideration of known toxicities of gabapentin, baclofen or L-Dopa in the setting of new indications, could result in increased regulatory scrutiny of Horizant/gabapentin enacarbil, AP and XP21279, respectively. For example, the label for baclofen, the R-isomer of which is the parent drug of AP, includes a warning that hallucinations and seizures have occurred on abrupt withdrawal of baclofen dosing without proper tapering in spasticity patients. The FDA has substantial discretion in the NDA approval process and may refuse to approve any application if the FDA concludes that the risk/benefit analysis of a potential drug treatment for a specific indication does not warrant approval. For example, in February 2010, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats precluded FDA approval of the Horizant NDA in RLS in its form at that time. Although there were similar findings of rat pancreatic acinar cell tumors following treatment with gabapentin, the parent drug of Horizant, the FDA has, to date, not prevented the use of gabapentin. In the February 2010 Complete Response letter, the FDA noted that they had concluded that the seriousness and severity of refractory epilepsy and the benefit to patients provided by gabapentin justified the potential risk at that time. Thus, although the parent drug for one of our product candidates may be approved by the FDA in a particular indication, the FDA may conclude that our product candidate’s risk/benefit profile does not warrant approval in a different indication, and the FDA may refuse to approve our product candidate. Such conclusion and refusal would prevent us from developing and commercializing our product candidates and severely harm our business and financial condition.

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

Horizant remains, and our product candidates, if they receive marketing approval, will remain, subject to ongoing regulatory review. If we or our collaborative partners fail to comply with continuing regulations, these approvals could be rescinded and the sale of our products could be suspended.*

Any regulatory approval to market a product could be conditioned on conducting additional, costly, post-approval studies or implementing a risk evaluation and mitigation strategy or could contain strict limits on the indicated uses included in the labeling. For example, the FDA approval for Horizant for the treatment of RLS included requirements for GSK to conduct a program of PMCs and post-marketing requirements, or PMRs, in adults, including a 12-week, double-blind, placebo-controlled efficacy study, two simulated driving studies, a drug-drug interaction study with morphine and a QTC study. As part of this program, 300 mg and 450 mg tablets will also be developed as a PMC. GSK will also conduct a pediatric program for subjects 13 years and older. The pediatric clinical program, which is scheduled to commence after requested adult data is obtained and reviewed by the FDA, includes a PK study, a parallel, fixed-dose response efficacy study, a long-term safety study and a simulated driving study. The specific protocol submission and trial completion dates for these PMCs/PMRs range from April 2011 through June 2017. In addition, Horizant has certain warnings and precautions in the label, including information that gabapentin enacarbil causes significant driving impairment.

A medication guide, which contains information about the labeling intended for the patient, is also required to be distributed with Horizant. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us or our collaborative partners to withdraw it from the market or impede or delay our or our collaborative partners’ ability to obtain regulatory approvals in additional countries or indications. In addition, the manufacturer of the product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product will remain subject to extensive regulatory requirements.

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

Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses. Pharmaceutical and other health care companies have also been prosecuted on other legal theories of Medicare fraud. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and the reporting of gifts to individual physicians in the states. Other states require the posting of information relating to clinical studies. In addition, California requires pharmaceutical companies that engage in marketing to implement a comprehensive compliance program that includes a limit on expenditures for, or payments to, individual prescribers. Although we do not have a sales force and are not promoting Horizant or any of our product candidates, we have adopted a comprehensive compliance program that we believe complies with California law. Currently, several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We have been named a defendant in a purported securities class action lawsuit. This, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.*

In July 2010, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming us and certain of our officers and directors as defendants. The lawsuit alleged violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by us related to Horizant as a potential treatment of RLS, which allegedly made it impossible for investors to meaningfully understand the drug’s potential for FDA approval. The plaintiff alleged that we failed to disclose information regarding previous results in lab rats treated with gabapentin showing an increased risk of pancreatic acinar cell tumors, which plaintiff alleged presented a risk that the FDA would not approve Horizant/gabapentin enacarbil for the treatment of RLS. The plaintiff sought damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased our common stock during the period between May 5, 2009 and February 17, 2010. Another lawsuit was filed in September 2010 in the United States District Court for the Northern District of California making substantially similar allegations, on behalf of a purported class of stockholders who purchased our common stock during the period between March 16, 2009 and May 5, 2010. A motion to consolidate the complaints and appoint a lead plaintiff was granted in November 2010, and the lead plaintiff filed a consolidated complaint in January 2011. We responded to the complaint with a motion to dismiss. On May 20, 2011, the court granted the Company’s motion and dismissed the complaint with leave to amend. An amended complaint was filed on June 14, 2011. In the amended complaint, the plaintiff seeks damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased the Company’s common stock during the period between May 7, 2008 and February 17, 2010. Our motion to dismiss the amended complaint was filed on July 29, 2011. A hearing on the motion to dismiss has been scheduled for September 23, 2011. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming us and/or our officers and directors as defendants.

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

Due to these fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good predictor of our future performance. For example, due primarily to the recognition of revenues from up-front and milestone payments from our collaborations with Astellas and GSK, we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007, for the year ended December 31, 2007 and in the three and six months ended June 30, 2011. However, while recognition of these revenues resulted in a profitable year for 2007 and profitability in the three and six months ended June 30, 2011, we incurred net losses in 2008, 2009, 2010, and we expect to incur net losses for the full year ended December 31, 2011. In any particular financial period, the actual or anticipated fluctuations could be below the expectations of securities analysts or investors and our stock price could decline.

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*

As of July 15, 2011, our executive officers, directors and holders of 5% or more of our outstanding common stock, based upon information known to us and derived from Schedules 13G filed with the SEC, beneficially owned approximately 60.6% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If there are large sales of our common stock, the market price of our common stock could drop substantially.*

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of July 15, 2011, we had 35,439,956 outstanding shares of common stock. Of these shares, up to 14,692,760 shares of common stock are tradable under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and manner of sale requirements under Rule 144, and the remainder of the shares outstanding as of July 15, 2011, have been registered under the Securities Act and are freely tradable. In addition, 1,169,888 shares are held by our directors and executive officers and their affiliates and are subject to volume limitations and manner of sale requirements under Rule 144 under the Securities Act.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Frequency of Stockholder Advisory Votes on Executive Compensation

Pursuant to Item 5.07(d) of Form 8-K, the Company is required to disclose its decision as to how frequently the Company will include a non-binding stockholder advisory vote on the compensation of its named executive officers in its proxy materials. At the 2011 annual meeting of stockholders held on May 11, 2011, no single frequency received a majority vote of the stockholders, and therefore the stockholders did not indicate a preferred frequency to hold advisory votes on executive compensation. Because no single frequency was recommended by the stockholders, and due to the considerations with respect to stockholder advisory votes disclosed in the Company’s proxy statement for the annual meeting, the Company has decided to include stockholder advisory votes on executive compensation every three (3) years, until such time as the next advisory vote is submitted to stockholders regarding the frequency of advisory votes on executive compensation or the Board of Directors otherwise determines that a different frequency for such advisory votes is in the best interests of the stockholders of the Company.

Increase in Number of Authorized Shares under the 2010 Inducement Award Plan

Effective August 1, 2011, the Company amended its 2010 Inducement Award Plan, or the Inducement Plan, to increase the amount of shares authorized for issuance under the Inducement Plan by 625,000 shares, so that the aggregate number of shares of common stock issuable under the Inducement Plan increased from 350,000 to 975,000 shares. The Inducement Plan, which became effective on May 11, 2010, provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. The Company may grant these stock awards as an inducement material to an individual entering into employment with the Company, within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Right Certificate(4)

4.3	Form of Registered Direct Common Warrant(5)

10.17	2010 Inducement Award Plan, as amended effective August 1, 2011

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(6)

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema Document (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (7)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(4)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 30, 2008.
(6)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(7)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc. (Registrant)

August 5, 2011	/S/ RONALD W. BARRETT
Ronald W. Barrett
Chief Executive Officer and Director
(principal executive officer)

August 5, 2011	/S/ WILLIAM G. HARRIS
William G. Harris
Senior Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Right Certificate(4)

4.3	Form of Registered Direct Common Warrant(5)

10.17	2010 Inducement Award Plan, as amended effective August 1, 2011

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(6)

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema Document (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (7)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(4)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 30, 2008.
(6)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(7)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.