Form 10-Q
period 2011-09-30
XENOPORT INC
filed 2011-11-04
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Total number of shares of common stock outstanding as of October 17, 2011: 35,449,876.

XENOPORT, INC.

XENOPORT, the XenoPort logo and Transported Prodrug are trademarks of XenoPort, Inc.

Horizant is a trademark of GlaxoSmithKline.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
	(In thousands, except per share amount)
Current assets:
Cash and cash equivalents	$12,690	$23,192
Short-term investments	90,448	85,403
Prepaids and other current assets	3,309	2,206

Total current assets	106,447	110,801
Property and equipment, net	4,965	7,209
Restricted investments and other assets	2,673	3,219

Total assets	$114,085	$121,229

Current liabilities:
Accounts payable	$1,928	$515
Accrued compensation	3,587	2,493
Accrued preclinical and clinical costs	3,317	4,884
Other accrued liabilities	730	976
Deferred rent	—	1,104
Deferred revenue	1,515	1,515

Total current liabilities	11,077	11,487
Deferred revenue	14,646	15,783
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 60,000 shares authorized; 35,447 and 35,227 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	35	35
Additional paid-in capital	492,227	481,336
Accumulated other comprehensive loss	—	(6)
Accumulated deficit	(403,900)	(387,406)

Total stockholders’ equity	88,362	93,959

Total liabilities and stockholders’ equity	$114,085	$121,229

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenues:
Net revenue from unconsolidated joint operating activities	$—	$10	$30,000	$(164)
Collaboration revenue	379	379	8,137	1,137

Total revenues	379	389	38,137	973

Operating expenses:
Research and development	11,518	13,763	31,276	41,709
Selling, general and administrative	7,713	6,597	23,539	21,877
Restructuring charges	—	—	—	5,275

Total operating expenses	19,231	20,360	54,815	68,861

Loss from operations	(18,852)	(19,971)	(16,678)	(67,888)
Interest income	59	72	184	242

Net loss	(18,793)	(19,899)	(16,494)	(67,646)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	(28)	2	6	(10)

Comprehensive loss	$(18,821)	$(19,897)	$(16,488)	$(67,656)

Basic and diluted net loss per share	$(0.53)	$(0.65)	$(0.47)	$(2.22)

Shares used to compute basic and diluted net loss per share	35,444	30,565	35,372	30,506

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Operating activities
Net loss	$(16,494)	$(67,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,347	3,237
Accretion of investment discounts and amortization of investment premiums, net	471	937
Stock-based compensation expense	10,970	14,178
Changes in assets and liabilities:
Prepaids and other current and noncurrent assets	(746)	1,040
Accounts payable	1,413	(1,283)
Accrued compensation	1,094	(2,952)
Accrued preclinical and clinical costs	(1,567)	2,983
Accrued unconsolidated joint operating activities	—	325
Other accrued liabilities	(246)	(93)
Deferred revenue	(1,137)	(1,297)
Deferred rent	(909)	(780)

Net cash used in operating activities	(4,804)	(51,351)

Investing activities
Purchases of investments	(120,406)	(109,009)
Proceeds from maturities of investments	114,896	138,972
Change in restricted investments	(6)	(13)
Purchases of property and equipment	(103)	(601)

Net cash provided by (used in) investing activities	(5,619)	29,349

Financing activities
Net cash provided by (used in) issuance of common stock and exercise of stock options	(79)	259

Net cash provided by (used in) financing activities	(79)	259

Net decrease in cash and cash equivalents	(10,502)	(21,743)
Cash and cash equivalents at beginning of period	23,192	36,255

Cash and cash equivalents at end of period	$12,690	$14,512

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

Basis of Preparation

The accompanying financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011 and comprehensive losses for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, is the single source of authoritative U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 1, 2011.

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

Effective January 1, 2011, the Company adopted the provisions of Accounting Standards Update, or ASU, 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, on a prospective basis. Under the provisions of ASU 2009-13, the Company will no longer rely on objective and reliable evidence of the fair value of the elements in a revenue arrangement in order to separate a deliverable into a separate unit of accounting, and the use of the residual method has been eliminated. The Company will instead use a selling price hierarchy for determining the selling price of a deliverable, which will be used to determine the allocation of consideration to each unit of accounting under an arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The provisions of ASU 2009-13 will be applied by the Company to revenue arrangements entered into, or materially modified, beginning January 1, 2011. As of September 30, 2011, the Company had not applied the provisions of ASU 2009-13 to any of its revenue arrangements as the Company had not entered into any new, or materially modified any of its existing, revenue arrangements in 2011. Therefore, there was no material impact on the Company’s financial position or results of operations from adopting ASU 2009-13. However, the provisions of ASU 2009-13 could have a material impact on the revenue recognized from any collaboration agreements that the Company enters into, or materially modifies, in future periods.

Effective January 1, 2011, the Company also adopted the provisions of ASU 2010-17 (Topic 605), Milestone Method of Revenue Recognition, or ASU 2010-17. The provisions of ASU 2010-17 are being applied by the Company on a prospective basis for milestones achieved starting in 2011. The adoption of ASU 2010-17 did not have a material impact on the Company’s financial position or results of operations in the nine months ended September 30, 2011, and the provisions of ASU 2010-17 are not expected to have a material impact on the revenue recognized from any existing collaboration agreements.

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

Effective January 1, 2011, under the provisions of ASU 2010-17, consideration that is contingent upon achievement of a milestone for research or development deliverables can be recognized in its entirety as revenue in the period in which the milestone is achieved. Recognition will occur only if the consideration earned from the achievement of a milestone meets all the criteria for the milestone to be considered substantive at the inception of the arrangement, such that it: (i) is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (ii) relates solely to past performance; and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

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

Comprehensive Loss

Beginning in the third quarter of 2011, the Company effectively adopted early the provisions of ASU 2011-05, an amendment of the Codification Topic 220, Comprehensive Income, or ASU 2011-05. ASU 2011-05 eliminates the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity. Under the provisions of ASU 2011-05, the Company presented all non-owner changes in stockholders’ equity in a single continuous statement of comprehensive loss. The Company presented: (i) each component of net loss along with total net loss; (ii) each component of other comprehensive income (loss) along with a total for other comprehensive income (loss); and (iii) a total amount for comprehensive loss. The Company’s other comprehensive income (loss) is comprised of unrealized gains (losses) on available-for-sale securities.

2. Collaboration Agreements

Astellas Pharma Inc.

In December 2005, the Company entered into an agreement in which it licensed to Astellas exclusive rights to develop and commercialize the Company’s most advanced product candidate, gabapentin enacarbil (previously known as XP13512), in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. The Company received an initial license payment of $25,000,000 in December 2005, which has been deferred and is being recognized on a straight-line basis over the period that the Company expects to remain obligated to provide services. In addition, the Company is eligible to receive potential total payments of $60,000,000 upon the occurrence of additional clinical and regulatory events, of which $30,000,000 has been received and recognized through September 30, 2011. Of the remaining $30,000,000, a potential payment of $10,000,000 is eligible to be received by the Company following the achievement of product marketing approval in Japan. The achievement of this milestone will be based in whole or in part on the Company’s past performance. For revenue recognition purposes, the Company has determined this milestone to be substantive, and, therefore, the payment will be recognized in its entirety as revenue if, and when, the event is achieved. The remaining $20,000,000 of potential payments payable under this agreement entail no performance obligation on the part of the Company and are tied solely to the regulatory success of additional indications, and, accordingly, these payments will not be accounted for under the provisions of ASU 2010-17. The Company is also entitled to receive percentage-based royalties on net sales of gabapentin enacarbil in the Astellas territory, if any. In the three and nine months ended September 30, 2011, the Company recognized revenue of $379,000 and $8,137,000, respectively, representing amortization of the up-front license payment under this agreement and, for the nine months ended September 30, 2011, recognition of a milestone payment in connection with the U.S. Food and Drug Administration, or FDA, approval of Horizant for the treatment of moderate-to-severe primary restless legs syndrome, or RLS. In the three and nine months ended September 30, 2010, the Company recognized revenue of $379,000 and $1,137,000, respectively, representing amortization of the up-front license payment under this agreement. As of September 30, 2011, the Company had recognized an aggregate of $38,839,000 of revenue pursuant to this agreement. At September 30, 2011, $16,161,000 of revenue was deferred under this agreement, of which $1,515,000 was classified within current liabilities and the remaining $14,646,000 was recorded as a noncurrent liability. In addition, the agreement allows Astellas to request that the Company conduct development activities and required Astellas to source all drug product and both clinical and commercial supplies of the active pharmaceutical ingredient, or API, form of gabapentin enacarbil from the Company under a specified supply agreement. In October 2009, all of the Company’s remaining manufacturing or supply obligations to Astellas for gabapentin enacarbil API or finished drug product ceased. The Company remains obligated to provide certain services as originally specified in the December 2005 arrangement.

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

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In March 2007, GSK made an up-front, non-refundable license payment of $75,000,000. Under the terms of the amended and restated collaboration, the Company is eligible to receive a total of $312,500,000 in aggregate clinical and regulatory event-based potential payments, of which $115,000,000 has been received and fully recognized through September 30, 2011. Of the remaining $197,500,000, the Company has determined that payments aggregating $72,500,000 relate to events that, for revenue recognition purposes, are considered substantive milestones, and each of these payments will therefore be recognized as revenue in its entirety if, and when, the events are achieved. These potential payments consist of $10,000,000 relating to achievement of positive results from clinical trials and $62,500,000 relating to the achievement of certain regulatory milestones, such as the first filing of a new drug application, or NDA, for product approval for a given indication in the United States. The remaining potential payments payable under this collaboration entail no performance obligations on the part of the Company or are not for research or development activities, and, accordingly, these payments will not be accounted for under the provisions of ASU 2010-17. The Company remains eligible to receive up to $290,000,000 upon the achievement of specified sales levels. The Company concluded that the up-front license payment did not have value to GSK on a stand-alone basis without the benefit of the specified development activities that the Company performed in connection with Horizant and that the $85,000,000 of milestones paid for clinical trial and pre-clinical activities were either not sufficiently substantive or not sufficiently at risk to be accounted for using the “when-earned” model. Accordingly, these milestones and the up-front payment were combined into one unit of accounting that was recognized over the best estimate of the development period to commercialization of the product, during which time delivery of substantially all of the efforts required for the completion of the Company’s contractual responsibilities under the GSK agreement has occurred, and the Company has determined that no additional performance obligations resulted from the amended agreement. As of September 30, 2011, the Company had recognized an aggregate of $190,000,000 of up-front license, milestone revenue and regulatory payments pursuant to this agreement and no revenue was deferred under this agreement.

The Company exercised its right to the co-promotion arrangement in April 2009, under which all allowable expenses and any potential future sales of Horizant are accounted for using a joint profit and loss, or P&L, statement, in which the Company and GSK share in the resulting operating pre-tax profits and losses. Under the amended and restated collaboration, the Company’s participation in the co-promotion and joint P&L arrangements remain unchanged, except that the Company can delay the deployment of its sales force for up to three years following the April 2011 approval of Horizant in the United States and the Company’s share of losses from the joint P&L will be forgiven up to a maximum of $10,000,000. The Company’s payment of additional losses, if any, would be deferred and payable without interest over a four-year period following the first quarter in which the joint P&L is profitable. GSK is responsible for: establishing pricing and reimbursement; creating promotional and advertising materials; managed care contracting; receiving, accepting and filling orders; distributing; controlling invoicing, order processing and collecting accounts receivable; and recording sales of Horizant in the United States. Expenses that can be charged to the joint P&L statement are the cost of goods and certain costs directly related to Horizant marketing and sales. Sales and marketing expenses of Horizant that the Company incurs that are not charged to the joint P&L statement are classified as selling, general and administrative operating expenses within the Company’s statements of comprehensive loss. The Company has concluded that under the original and amended agreements, the potential detail of Horizant and the amount from the joint P&L statement together constitute one unit of accounting separate from the previously established milestone and up-front payment unit of accounting. The Company also has determined the commercialization of its portfolio of product candidates to be part of its core operations, and accordingly concluded that all revenue resulting from the Company’s GSK collaboration agreement is presented in the net revenue from unconsolidated joint operating activities line item in the revenues section of the statements of comprehensive loss in the period the related activities occur. The Company began recording its share of pre-launch operating losses from the joint P&L statement of Horizant in the second quarter of 2009, and the total pre-launch operating losses of $1,095,000 recorded as of December 31, 2009 were forgiven and therefore reversed in the fourth quarter of 2010 as a result of the amended and restated development and commercialization agreement in November 2010. No detailing activities occurred and no detail reimbursements were recognized in the three and nine months ended September 30, 2011 and 2010.

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

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s net revenue from unconsolidated joint operating activities from the GSK collaboration agreement was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Up-front license and development milestone revenue	$—	$54	$—	$161
XenoPort’s share of pre-launch operating losses	—	(44)	—	(325)
Clinical and regulatory payments	—	—	30,000	—

Net revenue from unconsolidated joint operating activities	$—	$10	$30,000	$(164)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net loss	$(18,793)	$(19,899)	$(16,494)	$(67,646)
Denominator:
Weighted-average common shares outstanding	35,444	30,565	35,372	30,506

Basic and diluted net loss per share	$(0.53)	$(0.65)	$(0.47)	$(2.22)

Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Restricted stock units and options to purchase common stock	5,729	5,258	5,729	5,258
Warrants outstanding	305	305	305	305

	6,034	5,563	6,034	5,563

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2011:
Cash	$978	$—	$—	$978
Money market funds	7,461	—	—	7,461
U.S. government-sponsored agencies	22,264	1	(6)	22,259
Corporate debt securities	72,435	18	(13)	72,440
Certificates of deposit	1,954	—	—	1,954

	$105,092	$19	$(19)	$105,092

Reported as:
Cash and cash equivalents				$12,690
Short-term investments				90,448
Restricted investments				1,954

				$105,092

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2010:
Cash	$915	$—	$—	$915
Money market funds	9,917	—	—	9,917
U.S. treasury securities	5,515	1	—	5,516
U.S. government-sponsored agencies	38,552	2	(11)	38,543
Corporate debt securities	53,702	10	(8)	53,704
Certificates of deposit	1,948	—	—	1,948

	$110,549	$13	$(19)	$110,543

Reported as:
Cash and cash equivalents				$23,192
Short-term investments				85,403
Restricted investments				1,948

				$110,543

At September 30, 2011, the contractual maturities of all investments held were less than 13 months. At December 31, 2010, the contractual maturities of all investments held were less than one year.

No gross realized gains or losses were recognized in the three or nine months ended September 30, 2011 or in the same periods in 2010.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value using the following inputs (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$7,461	$7,461	$—	$—
U.S. government-sponsored agencies	22,259	—	22,259	—
Corporate debt securities	72,440	—	72,440	—

Total	$102,160	$7,461	$94,699	$—

		Fair Value Measurements at Reporting Date Using
Description	Total as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$9,917	$9,917	$—	$—
U.S. treasury securities	5,516	—	5,516	—
U.S. government-sponsored agencies	38,543	—	38,543	—
Corporate debt securities	53,704	—	53,704	—

Total	$107,680	$9,917	$97,763	$—

5. Stock-Based Compensation

Details of the Company’s employee non-cash stock-based compensation, excluding non-cash stock-based compensation resulting from the Company’s restructuring plan in 2010, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Research and development	$1,223	$1,891	$4,009	$6,228
Selling, general and administrative	2,278	2,338	6,961	7,097

	$3,501	$4,229	$10,970	$13,325

6. Restructuring

On March 5, 2010, as a result of the receipt of a Complete Response letter from the FDA that precluded approval of the Horizant NDA for RLS in its form at that time, the Company implemented a restructuring plan to reduce expenses, focus the Company’s resources on advancement of its later-stage product candidates and eliminate the Company’s discovery research efforts. The restructuring plan resulted in a reduction in force of 107 employees, or approximately 50% of the Company’s workforce. The Company provided affected employees with up to 60 days of leave of absence pay in accordance with the Worker Adjustment and Retraining Notification Act, and provided 60 days of employee benefits and continued vesting of stock options and awards. Qualified affected employees were also eligible to receive severance payments, transition pay, continuation of medical insurance under the Consolidated Omnibus Budget Reconciliation Act, or COBRA, a two-year extension of exercisability of stock options vested as of May 4, 2010 and outplacement services.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As a result of this restructuring, the Company recorded restructuring charges of $5,275,000 in the three months ended March 31, 2010, which were included on a separate line in the Company’s statements of comprehensive loss, in accordance with the Exit or Disposal Cost Obligations topic of the Codification. The Company does not expect to incur additional charges in relation to the March 2010 restructuring plan. The restructuring components are summarized in the following table (in thousands):

	Paid Leave, Severance and Other Benefits	Non-Cash Stock-Based Compensation	Property and Equipment	Legal and Other	Total
Net restructuring charges	$3,910	$853	$437	$75	$5,275
Cash payments	(966)	—	—	(16)	(982)
Non-cash charges	—	(853)	(437)	(19)	(1,309)

Ending liability balance at March 31, 2010	2,944	—	—	40	2,984
Cash payments	(2,692)	—	—	(40)	(2,732)

Ending liability balance at June 30, 2010	252	—	—	—	252
Cash payments	(252)	—	—	—	(252)

Ending liability balance at September 30 and December 31, 2010 and September 30, 2011	$—	$—	$—	$—	$—

7. Commitments and Contingencies

In July 2010, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming the Company and certain of its officers and directors as defendants. The lawsuit alleged violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by the defendants related to the Company’s product candidate, Horizant (gabapentin enacarbil) Extended-Release Tablets, as a potential treatment of RLS, which allegedly made it impossible for investors to meaningfully understand the drug’s potential for FDA approval. The plaintiff sought damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased the Company’s common stock during the period between May 5, 2009 and February 17, 2010. Another lawsuit was filed in September 2010 in the United States District Court for the Northern District of California making substantially similar allegations, on behalf of a purported class of stockholders who purchased the Company’s common stock during the period between March 16, 2009 and May 5, 2010. In November 2010, a motion to consolidate the complaints and appoint a lead plaintiff was granted. In January 2011, the lead plaintiff filed a consolidated complaint. The Company responded to the complaint with a motion to dismiss. On May 20, 2011, the court granted the Company’s motion and dismissed the complaint with leave to amend. An amended complaint was filed on June 14, 2011. In the amended complaint, the plaintiff seeks damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased the Company’s common stock during the period between May 7, 2008 and February 17, 2010. The Company’s motion to dismiss the amended complaint was filed on July 29, 2011 and a hearing was held on October 28, 2011. The Company has not received a ruling on its motion to dismiss.

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

8. Related-Party Transaction

In May 2011, the Company engaged McKinsey & Company, Inc. to provide consulting services to the Company. Jon R. Duane, a director of McKinsey, is the spouse of Catherine J. Friedman, a member of the Company’s Board of Directors. The Company has expensed $1,011,000 through September 30, 2011 in connection with this engagement.

9. Subsequent Event

On August 9, 2011, GSK filed a supplemental new drug application, or sNDA, under Section 505(b)(2) requesting approval of Horizant as a potential treatment for post-herpetic neuralgia. In October 2011, the FDA accepted the sNDA for review and set a Prescription Drug User Fee Act, or PDUFA, date as a goal for the completion of their review of the sNDA of June 9, 2012. Because June 9, 2012 is a Saturday, the effective action date is expected to be Friday, June 8, 2012. The acceptance triggered a $5,000,000 milestone payment from GSK. This milestone payment from GSK will be recognized in its entirety as revenue in the fourth quarter of 2011 in accordance with the provisions of ASU 2010-17.

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

Our first product, known in the United States as Horizant (gabapentin enacarbil) Extended-Release Tablets, is approved in the United States for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults. RLS is a neurological disorder characterized by an urge to move the legs usually caused by or accompanied by uncomfortable and unpleasant sensations in the legs.

Glaxo Group Limited, or GSK, holds commercialization rights and certain development rights for Horizant in the United States. In July 2011, GSK began promoting Horizant for the treatment of RLS in the United States. GSK is responsible for the U.S. development of Horizant for RLS and post-herpetic neuralgia, or PHN, a chronic type of neuropathic pain that can follow the resolution of shingles. On August 9, 2011, GSK filed a supplemental new drug application, or sNDA, under Section 505(b)(2) for Horizant as a potential treatment of PHN. The filing included data from several trials in PHN patients, including a 12-week, randomized, double-blind, placebo-controlled trial of Horizant that showed a statistically significant improvement in the 24-hours average pain intensity score in subjects treated with Horizant over placebo. The most common side effects of Horizant were dizziness, somnolence and headache. In October 2011, the U.S. Food and Drug Administration, or FDA, accepted the sNDA for review and set a Prescription Drug User Fee Act date as a goal for the completion of their review of the sNDA of June 9, 2012. Because June 9, 2012 is a Saturday, the effective action date is expected to be Friday, June 8, 2012.

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

We are evaluating our second product candidate, arbaclofen placarbil, or AP (previously known as XP19986), as a potential treatment for patients with spasticity. We have an agreement with the FDA on a Special Protocol Assessment, or SPA, for a pivotal Phase 3 clinical trial of AP as a potential treatment of spasticity in multiple sclerosis, or MS, patients. The trial, which we initiated in the second quarter of 2011, is a multi-center, randomized, double-blind, placebo-controlled study designed to assess the efficacy and safety of AP as a treatment for spasticity in MS patients. In addition, consistent with the guidance that we have received from the FDA at an End of Phase 2 meeting, we are conducting additional studies that are intended to be part of an NDA that could be filed under Section 505(b)(2). For example, subjects who complete the 13-week pivotal Phase 3 efficacy trial have the option to enter a six-month, open-label safety study of AP that is designed to provide nine months of AP exposure for at least 100 MS subjects.

We are evaluating our third product candidate, XP21279, for the potential treatment of patients with Parkinson’s disease. In the third quarter, we completed enrollment in a randomized, cross-over Phase 2 clinical trial of XP21279 in Parkinson’s disease patients with motor fluctuations that is designed to compare the efficacy, safety and pharmacokinetics of individual patient-optimized doses of a new bi-layer tablet of XP21279/carbidopa to patient-optimized doses of Sinemet (L-Dopa/carbidopa). We anticipate reporting top-line results from this trial in the fourth quarter of 2011.

We were incorporated in May 1999 and commenced active operations in August 1999. To date, we have not generated significant product revenues. Due primarily to the recognition of revenues from up-front and milestone payments from our collaborations with GSK and Astellas, we were profitable in the three-month periods ended June 30, September 30, and December 31, 2007, for the year ended December 31, 2007 and in the three months ended June 30, 2011. However, while recognition of these revenues resulted in a profitable year for 2007 and in the three months ended June 30, 2011, we expect to incur losses for the full year ending December 31, 2011 as we continue our development activities and continue to advance our product candidates in development. As of September 30, 2011, we had an accumulated deficit of approximately $403.9 million. We believe that our existing capital resources and anticipated milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the third quarter of 2013.

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

Effective January 1, 2011, we adopted the provisions of ASU 2009-13 on a prospective basis. Under the provisions of ASU 2009-13, we will no longer rely on objective and reliable evidence of the fair value of the elements in a revenue arrangement in order to separate a deliverable into a separate unit of accounting, and the use of the residual method has been eliminated. We will instead use a selling price hierarchy for determining the selling price of a deliverable, which will be used to determine the allocation of consideration to each unit of accounting under an arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The provisions of ASU 2009-13 will be applied by us to revenue arrangements entered into, or materially modified, beginning January 1, 2011. As of September 30, 2011, we had not applied the provisions of ASU 2009-13 to any of our revenue arrangements as we had not entered into any new, or materially modified any of our existing, revenue arrangements in 2011. Therefore, there was no material impact on our financial position or results of operations from adopting ASU 2009-13. However, the provisions of ASU 2009-13 could have a material impact on the revenue recognized from any collaboration agreements that we enter into, or materially modify, in future periods.

Effective January 1, 2011, we also adopted the provisions of ASU 2010-17. The provisions of ASU 2010-17 are being applied on a prospective basis for milestones achieved starting in 2011. The adoption of ASU 2010-17 did not have a material impact on our financial position or results of operations in the nine months ended September 30, 2011, and the provisions of ASU 2010-17 are not expected to have a material impact on the revenue recognized from any existing collaboration agreements.

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

Results of Operations

Three and Nine Months Ended September 30, 2011 and 2010

Revenues

Our collaboration revenue consisted of the recognition of revenues from up-front and milestone payments from our collaboration with Astellas. Our net revenue from unconsolidated joint operating activities consisted of the recognition of revenues from up-front and milestone payments and the recognition of our share of operating losses resulting from our election to co-promote Horizant in the United States with GSK. In connection with the amendment and restatement of our collaboration agreement with GSK in November 2010, our share of operating losses is forgiven up to a maximum of $10.0 million, of which approximately $4.4 million had been forgiven through September 30, 2011. Pursuant to the agreement, GSK is responsible for recording sales of Horizant in the United States. For the three and nine months ended September 30, 2011, net sales in the United States of Horizant as recorded by GSK were $0.6 million and $1.2 million, respectively.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(In thousands, except percentages)
Net revenue from unconsolidated joint operating activities	$—	$10	$(10)	(100)%	$30,000	$(164)	$30,164	18,393%
Collaboration revenue	379	379	—	—%	8,137	1,137	7,000	616%

Total revenues	$379	$389	$(10)	(3)%	$38,137	$973	$37,164	3,820%

The increase in net revenue from unconsolidated joint operating activities for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to the recognition of the milestone payment from GSK in connection with the first shipment of Horizant to a wholesaler.

The increase in collaboration revenue for the nine months ended September 30, 2011 compared to the same period in 2010 was due to the recognition of the milestone payment from Astellas in connection with the Horizant FDA approval.

We expect revenues to fluctuate in the future primarily depending upon the commercialization and potential further development of Horizant/gabapentin enacarbil, the timing of milestone-related activities under our Astellas and GSK collaborations and the extent to which we enter into new, or modify existing, collaborative agreements.

Research and Development Expenses

Research and development expenses consisted of costs associated with our research activities and drug discovery efforts, as well as costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Of the total research and development expenses for the three and nine months ended September 30, 2011 and 2010, the allocation of costs associated with research and preclinical and clinical development activities approximated the following:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(In thousands, except percentages)
Research	$1,437	$1,629	$(192)	(12)%	$4,399	$7,984	$(3,585)	(45)%
Preclinical and clinical development	10,081	12,134	(2,053)	(17)%	26,877	33,725	(6,848)	(20)%

Total research and development	$11,518	$13,763	$(2,245)	(16)%	$31,276	$41,709	$(10,433)	(25)%

The decrease in research and development expenses in the three months ended September 30, 2011 compared to the same period in 2010 was principally due to the following:

•	decreased net costs for AP of $1.7 million primarily due to decreased clinical costs, partially offset by increased manufacturing costs;

•	decreased net costs for XP21279 of $0.5 million primarily due to decreased manufacturing and clinical costs; and

•	decreased personnel costs of $0.5 million primarily due to decreased non-cash stock-based compensation of $0.7 million; partially offset by

•	increased net costs for preclinical development of $1.0 million primarily due to increased toxicology costs.

The decrease in research and development expenses in the nine months ended September 30, 2011 compared to the same period in 2010 was principally due to the following:

•	decreased net costs for AP of $5.0 million primarily due to decreased clinical costs; and

•	decreased personnel costs of $4.7 million primarily due to decreased headcount and decreased non-cash stock-based compensation of $2.2 million; partially offset by

•	increased net costs for preclinical development of $1.1 million primarily due to increased toxicology costs.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(In thousands, except percentages)
Selling, general and administrative	$7,713	$6,597	$1,116	17%	$23,539	$21,877	$1,662	8%

The increase in selling, general and administrative expenses in the three months ended September 30, 2011 compared to the same period in 2010 was principally due to increased personnel and consulting costs.

The increase in selling, general and administrative expenses in the nine months ended September 30, 2011 compared to the same period in 2010 was principally due to increased consulting and market research costs.

We expect moderate increases in selling, general and administrative expenses comparing to 2010 levels. Pursuant to our amended and restated collaboration agreement with GSK, we have up to three years to deploy a sales force following the April 2011 approval of Horizant in the United States. The timing and amount of selling, general and administrative expenses incurred will primarily depend upon if or when we deploy such sales force in support of the commercialization of Horizant for RLS.

Restructuring Charges

As a result of the implementation of our March 2010 restructuring plan that resulted in a reduction in force of 107 employees, or approximately 50% of our workforce, we recorded restructuring charges of $0 and $5.3 million in the three and nine months ended September 30, 2010, respectively. The restructuring charges consisted primarily of $3.9 million of leave of absence pay, severance and healthcare benefits, $0.9 million of non-cash stock-based compensation and $0.4 million of property and equipment write-offs. We do not expect to incur additional charges in relation to the March 2010 restructuring plan, and as of December 31, 2010 and September 30, 2011, we had made all cash payments in association with this restructuring plan.

Interest Income

Interest income consisted primarily of interest earned on our cash equivalents and short-term investments.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(In thousands, except percentages)
Interest income	$59	$72	$(13)	(18)%	$184	$242	$(58)	(24)%

Our interest income in the three and nine months ended September 30, 2011 remained relatively constant compared to the same periods in 2010.

Liquidity and Capital Resources

	As of September 30, 2011	As of December 31, 2010
	(In thousands)
Cash and cash equivalents and short-term investments	$103,138	$108,595
Working capital	95,370	99,314
Restricted investments	1,954	1,948

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash provided by (used in):
Operating activities	$(4,804)	$(51,351)
Investing activities	(5,619)	29,349
Financing activities	(79)	259
Capital expenditures (included in investing activities above)	(103)	(601)

Due to our significant research and development expenditures, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our equity securities, non-equity payments from our collaborators and interest earned on investments. At September 30, 2011, we had available cash and cash equivalents and short-term investments of $103.1 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including corporate debt securities, investments backed by U.S. government-sponsored agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $4.8 million and $51.4 million in the nine months ended September 30, 2011 and 2010, respectively. The net cash used in operating activities in the nine months ended September 30, 2011 and 2010 primarily reflected our net loss, partially offset by non-cash stock-based compensation. Additionally, we recorded restructuring charges of $5.3 million in the nine months ended September 30, 2010, which included approximately $4.0 million of cash expenditures, which were paid in the nine months ended September 30, 2010.

Net cash provided by (used in) investing activities primarily reflected the timing of purchases of investments and proceeds from maturities of investments.

Net cash provided by (used in) financing activities was not material for either period.

We believe that our existing capital resources and anticipated milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the third quarter of 2013. We have based our estimate of cash sufficiency on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential milestones and contingent payments receivable under our collaborations. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

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

Contractual Obligations

Our future contractual obligations at September 30, 2011 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating lease obligations	$7,668	$4,086	$3,582	$—	$—

Operating lease obligations do not assume the exercise by us of any termination or extension options.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2011, we had cash and cash equivalents and short-term investments of $103.1 million consisting of cash and highly liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amounts of $0.1 million and $1.1 million during the nine months ended September 30, 2011 and 2010, respectively, to this European contract manufacturer. We are subject to exposure to fluctuations in foreign exchange rates in connection with agreements with this European contract manufacturer. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2011, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) were effective.

Changes in Internal Control over Financial Reporting.

There were no significant changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2010, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming us and certain of our officers and directors as defendants. The lawsuit alleged violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by the defendants related to our product candidate, Horizant (gabapentin enacarbil) Extended-Release Tablets, as a potential treatment of moderate-to-severe primary restless legs syndrome, which allegedly made it impossible for investors to meaningfully understand the drug’s potential for U.S. Food and Drug Administration approval. The plaintiff sought damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased our common stock during the period between May 5, 2009 and February 17, 2010. Another lawsuit was filed in September 2010 in the United States District Court for the Northern District of California making substantially similar allegations, on behalf of a purported class of stockholders who purchased our common stock during the period between March 16, 2009 and May 5, 2010. In November 2010, a motion to consolidate the complaints and appoint a lead plaintiff was granted. In January 2011, the lead plaintiff filed a consolidated complaint. We responded to the complaint with a motion to dismiss. On May 20, 2011, the court granted our motion and dismissed the complaint with leave to amend. An amended complaint was filed on June 14, 2011. In the amended complaint, the plaintiff seeks damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased our common stock during the period between May 7, 2008 and February 17, 2010. Our motion to dismiss the amended complaint was filed on July 29, 2011 and a hearing was held on October 28, 2011. We have not received a ruling on our motion to dismiss.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 1, 2011.

Risks Related to Our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never sustain profitability.*

We have a limited operating history and have incurred cumulative losses of $403.9 million since our inception in May 1999. In the three and nine months ended September 30, 2011, we had net loss of $18.8 million and $16.5 million, respectively. In the three and nine months ended September 30, 2010, we had net losses of $19.9 million and $67.6 million, respectively. Due to the recognition of revenues from milestone payments from our collaborations with Glaxo Group Limited, or GSK, and Astellas Pharma Inc., we were profitable in the three months ended June 30, 2011. However, while recognition of these revenues resulted in a profitable three months ended June 30, 2011, we expect to incur losses for the full year ending December 31, 2011. If we decide to establish a sales force or achieve regulatory approval of additional product candidates, we may incur significant expenses. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

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

Our success depends substantially on the success of Horizant, and we depend on GSK to commercialize Horizant. If we or GSK are unable to successfully market and sell Horizant, we may be unable to generate significant product revenue from Horizant.*

GSK commercially launched Horizant in the United States in July 2011. Until such time, if any, as we exercise the right to revert to a net sales royalty under the GSK collaboration agreement, we are sharing profits and losses from net sales of Horizant. Although we have elected the co-promotion arrangement, we have the right to delay the deployment of our sales force for up to three years following the approval of Horizant in the United States, and our share of losses from the joint profit and loss, or P&L, will be forgiven up to a maximum of $10.0 million. Prior to the time that we establish our sales force, GSK remains responsible for the commercialization of Horizant for RLS and any other indications that may obtain regulatory approval. We have limited control over the amount and timing of resources that GSK will dedicate to the marketing of Horizant. Our ability to generate revenue from our co-promotion and contingent payments from GSK depends on GSK’s ability to achieve market acceptance of Horizant for the treatment of RLS. GSK could fail to devote sufficient resources to the commercialization, marketing and distribution of Horizant, including by failing to develop or expand sales forces if such sales forces appear necessary for the most effective promotion of Horizant. For example, as part of a recent restructuring within its organization, GSK has realigned its promotion efforts on Horizant, including reducing the number of territories represented by its neurology-focused sales team primarily promoting Horizant from approximately 500 to 300 territories. In addition, GSK recently announced new corporate policies, including that it would no longer use individual sales targets as a component of compensation for its sales force. If GSK’s realigned promotion efforts and the reduced number of territories represented by the sales team result in GSK being unable to effectively promote Horizant, or if its compensation practices do not effectively motivate its sales force, the commercial potential of Horizant may be harmed or limited and our business could suffer.

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

Our success depends substantially on our advanced product candidates that are still under development. If we or our collaborative partners are unable to bring any of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be reduced.*

Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of our product candidates. In November 2009, our partner, Astellas, submitted an NDA for gabapentin enacarbil (previously known as XP13512) for the treatment of restless legs syndrome in Japan. GSK is evaluating the development of Horizant as a potential treatment of post-herpetic neuralgia, or PHN, and filed a 505(b)(2) supplemental NDA filing with the FDA in August 2011. We have initiated a Phase 3 clinical program to evaluate our second product candidate, arbaclofen placarbil, or AP (and previously known as XP19986), for the potential treatment of spasticity in multiple sclerosis, or MS, patients. Our other product candidates are either in Phase 2 clinical development or in various stages of preclinical development. Any of our product candidates could be unsuccessful if it:

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

•	collaborators may experience financial difficulties;

•	collaborators may not be successful in their efforts to obtain regulatory approvals in a timely manner, or at all;

•	collaborators may receive regulatory sanctions relating to other aspects of their business that could adversely affect the approval or commercialization of our product candidates;

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

We will continue to need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.*

We will continue to need to raise additional capital to fund our operations and complete the development of our product candidates. In addition, we may need to raise additional capital to fund our commercialization efforts, including the potential establishment of a sales force. Our future funding requirements will depend on many factors, including:

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

We believe that our existing capital resources and anticipated milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the third quarter of 2013. We have based our cash sufficiency estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential milestones receivable under our current collaborations.

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

An NDA submitted under Section 505(b)(2) of the Food, Drug and Cosmetic Act subjects us to the risk that we or our partner may be subject to a patent infringement lawsuit that would delay or prevent the review and approval of our product candidate.*

Certain product candidates that we develop may be submitted to the FDA for approval under Section 505(b)(2) of the Food, Drug and Cosmetic Act, or FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. For example, in connection with the October 2010 Horizant NDA resubmission, GSK amended the Horizant NDA from a Section 505(b)(1) to a Section 505(b)(2) application in order for the FDA to be able to consider published gabapentin nonclinical data in their assessment of Horizant. GSK filed a Section 505(b)(2) supplemental NDA application for Horizant as a potential treatment for PHN in August 2011. In addition, if we receive positive results in our Phase 3 clinical trials of AP as a potential treatment for spasticity in MS patients, we intend to file an NDA with the FDA under Section 505(b)(2) seeking approval of AP in this indication. The Section 505(b)(2) application would enable us to reference published literature and the FDA’s previous finding of safety and effectiveness for baclofen, a drug that has been approved by the FDA for the alleviation of signs and symptoms of spasticity resulting from MS.

For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as Paragraph IV certifications, that certify that any patents listed in the Patent and Exclusivity Information Addendum of the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, with respect to any product referenced in the Section 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the Section 505(b)(2) application. Under the Hatch-Waxman Act, the holder of patents that the Section 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit within 45 days of the patent owner’s receipt of notice triggers a one-time, automatic, 30-month stay of the FDA’s ability to approve the 505(b)(2) application. Accordingly, we may invest a significant amount of time and expense in the development of one or more products only to be subject to significant delay and patent litigation before such products may be commercialized, if at all. A Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, or NCE, listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the approved product. The FDA may also reject our future Section 505(b)(2) submissions and require us to file such submissions under Section 505(b)(1) of the FDCA, which could cause delay and be considerably more expensive and time consuming. These factors, among others, may limit our ability to successfully commercialize our product candidates.

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

If Horizant is approved for the treatment of PHN, products that we believe could compete with Horizant include drugs that act on the same target as Horizant, such as Lyrica (pregabalin) and Neurontin (gabapentin) from Pfizer, and generic gabapentin that is marketed by Alpharma Inc., IVAX Corp, Pfizer and Teva, among others. In addition, Gralise from Depomed, Inc., a once-daily formulation of gabapentin, is being marketed for the treatment of PHN. We could also experience competition from a capsaicin patch (marketed as Qutenza by NeurogesX, Inc.), and transdermal patches containing the anesthetic known as lidocaine are sometimes used for the management of PHN.

We believe that AP, our product candidate that is a Transported Prodrug of R-baclofen, could experience competition from several generic drugs approved for the treatment of spasticity, including racemic baclofen, diazepam, dantrolene sodium and tizanidine. In addition, the FDA has approved Botox (onabotulinumtoxin A) from Allergan Inc. to treat spasticity in the flexor muscles of the elbow, wrist and fingers in adults. Therapies in development for the treatment of spasticity based on sustained-release versions of baclofen include IPX056 from Impax Laboratories, Inc., and Baclofen GRS from Sun Pharma Advanced Research Company Limited.

Products that could compete with XP21279, our product candidate that is a Transported Prodrug of L-Dopa, include: generic L-Dopa/carbidopa drugs and other drugs approved for the treatment of Parkinson’s disease, including Stalevo, a combination therapy of L-Dopa/carbidopa/entacapone that is marketed in the United States by Novartis; dopamine agonists such as Mirapex (pramipexole) and Requip (ropinirole) which are marketed by Boehringer Ingelheim and GSK respectively; as well as generic dopamine agonists, including pramipexole that is marketed by, among others, Teva, Norvartis and Watson and ropinirole that is marketed by, among others, CorePharma, Mylan and Wockhardt. In addition, we could also experience future competition from the rotigotine transdermal system (a dopamine agonist patch known as Neupro by UCB) that was previously approved for the treatment of Parkinson’s disease, but in April 2010, the FDA provided UCB a complete response letter that recommended reformulation of Neupro before making it available in the U.S. market for the treatment of Parkinson’s disease. Other therapies under development in the United States include L-Dopa/carbidopa formulations. For example, IPX066 from Impax, an extended-release formulation of L-Dopa/carbidopa, has reported positive results from two Phase 3 clinical trials.

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

Although the United States composition-of-matter patent covering Horizant was originally set to expire in 2022, GSK has petitioned for U.S. patent term extension, which could extend the patent term until 2025. In addition, a second patent directed at the crystalline form of Horizant could extend the effective patent coverage of Horizant until 2026. We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to Horizant/gabapentin enacarbil, the composition-of-matter patents relating to gabapentin have expired. For AP, U.S. composition-of-matter patents have issued that will expire no earlier than 2025. For XP21279, a U.S. composition-of-matter patent has issued that will expire no earlier than 2025. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, other than the European opposition described above, we have not received any communications from third parties challenging our patents or patent applications covering Horizant or our product candidates.

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

We rely on a single source supplier of our current worldwide requirements of AP in API form under a manufacturing services and product supply agreement. Our current agreement with this supplier does not provide for a supply of API that would be necessary for full-scale commercialization. In the event that the parties cannot agree to the terms and conditions for this supplier to provide some or all of our API clinical and commercial supply needs, we would not be able to manufacture API until an alternative supplier is identified and qualified, which could also delay the development of, and impair our ability to commercialize, this product candidate.

We rely on a single source supplier of AP formulated in sustained-release tablets at specified transfer prices under quotations agreed upon by the parties as a part of a master services agreement. We do not have an agreement with this supplier for the commercial supply of AP sustained-release tablets. In the event that such supplier terminates our agreement under specified circumstances, or we are not able to come to an agreement for the commercial supply of AP on reasonable terms, we would not be able to commercialize AP sustained-release tablets until an alternative supplier is qualified. This could delay the development of, and impair our ability to commercialize, AP.

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

In particular, our or our partners’ contract manufacturers:

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

Horizant remains, and our product candidates, if they receive marketing approval, will remain, subject to ongoing regulatory review. If we or our collaborative partners fail to comply with continuing regulations, these approvals could be rescinded and the sale of our products could be suspended.*

Any regulatory approval to market a product could be conditioned on conducting additional, costly, post-approval studies or implementing a risk evaluation and mitigation strategy or could contain strict limits on the indicated uses included in the labeling. For example, the FDA approval for Horizant for the treatment of RLS included requirements for GSK to conduct a program of PMCs and post-marketing requirements, or PMRs, in adults, including a 12-week, double-blind, placebo-controlled efficacy study, two simulated driving studies, a drug-drug interaction study with morphine and a QTc study. As part of this program, 300 mg and 450 mg tablets will also be developed as a PMC. GSK will also conduct a pediatric program for subjects 13 years and older. The pediatric clinical program, which is scheduled to commence after requested adult data is obtained and reviewed by the FDA, includes a pharmacokinetics, or PK, study, a parallel, fixed-dose response efficacy study, a long-term safety study and a simulated driving study. The specific protocol submission and trial completion dates for these PMCs/PMRs range from April 2011 through June 2017. In addition, Horizant has certain warnings and precautions in the label, including information that gabapentin enacarbil causes significant driving impairment.

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

We have been named a defendant in a purported securities class action lawsuit. This, and potential similar or related litigation, could result in substantial damages and may divert management’s time and attention from our business.*

In July 2010, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming us and certain of our officers and directors as defendants. The lawsuit alleged violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by us related to Horizant as a potential treatment of RLS, which allegedly made it impossible for investors to meaningfully understand the drug’s potential for FDA approval. The plaintiff alleged that we failed to disclose information regarding previous results in lab rats treated with gabapentin showing an increased risk of pancreatic acinar cell tumors, which plaintiff alleged presented a risk that the FDA would not approve Horizant/gabapentin enacarbil for the treatment of RLS. The plaintiff sought damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased our common stock during the period between May 5, 2009 and February 17, 2010. Another lawsuit was filed in September 2010 in the United States District Court for the Northern District of California making substantially similar allegations, on behalf of a purported class of stockholders who purchased our common stock during the period between March 16, 2009 and May 5, 2010. A motion to consolidate the complaints and appoint a lead plaintiff was granted in November 2010, and the lead plaintiff filed a consolidated complaint in January 2011. We responded to the complaint with a motion to dismiss. On May 20, 2011, the court granted the Company’s motion and dismissed the complaint with leave to amend. An amended complaint was filed on June 14, 2011. In the amended complaint, the plaintiff seeks damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased the Company’s common stock during the period between May 7, 2008 and February 17, 2010. Our motion to dismiss the amended complaint was filed on July 29, 2011 and a hearing was held on October 28, 2011. We have not received a ruling on our motion to dismiss. It is possible that additional suits will be filed, or allegations received from stockholders, with respect to these same matters and also naming us and/or our officers and directors as defendants.

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

Due to these fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good predictor of our future performance. For example, due primarily to the recognition of revenues from up-front and milestone payments from our collaborations with Astellas and GSK, we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007, for the year ended December 31, 2007 and in the three months ended June 30, 2011. However, while recognition of these revenues resulted in a profitable year for 2007 and profitability in the three months ended June 30, 2011, we incurred net losses in 2008, 2009, 2010, and we expect to incur net losses for the full year ended December 31, 2011. In any particular financial period, the actual or anticipated fluctuations could be below the expectations of securities analysts or investors and our stock price could decline.

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*

As of October 17, 2011, our executive officers, directors and holders of 5% or more of our outstanding common stock, based upon information known to us and derived from Schedules 13G filed with the SEC, beneficially owned approximately 60.6% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If there are large sales of our common stock, the market price of our common stock could drop substantially.*

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of October 17, 2011, we had 35,449,876 outstanding shares of common stock. Of these shares, up to 14,692,760 shares of common stock are tradable under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, subject to the volume limitations and manner of sale requirements under Rule 144, and the remainder of the shares outstanding as of October 17, 2011, have been registered under the Securities Act and are freely tradable. In addition, 1,184,663 shares are held by our directors and executive officers and their affiliates and are subject to volume limitations and manner of sale requirements under Rule 144 under the Securities Act.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Right Certificate(4)

4.3	Form of Registered Direct Common Warrant(5)

10.17	2010 Inducement Award Plan, as amended effective August 1, 2011(6)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(7)

101.INS	XBRL Instance Document(8)

101.SCH	XBRL Taxonomy Extension Schema Document(8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(8)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(8)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(8)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(8)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(4)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 30, 2008.
(6)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329), filed with the SEC on August 5, 2011.
(7)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(8)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc. (Registrant)

November 4, 2011	/S/ RONALD W. BARRETT
Ronald W. Barrett
Chief Executive Officer and Director
(principal executive officer)

November 4, 2011	/S/ WILLIAM G. HARRIS
William G. Harris
Senior Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Right Certificate(4)

4.3	Form of Registered Direct Common Warrant(5)

10.17	2010 Inducement Award Plan, as amended effective August 1, 2011(6)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(7)

101.INS	XBRL Instance Document(8)

101.SCH	XBRL Taxonomy Extension Schema Document(8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(8)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(8)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(8)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(8)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(4)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 30, 2008.
(6)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329), filed with the SEC on August 5, 2011.
(7)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(8)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.