Form 10-K
period 2011-12-31
XENOPORT INC
filed 2012-02-29
CIK 1130591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑

As of June 30, 2011 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $244.0 million based on the closing sale price as reported on The NASDAQ Global Select Market for such date, which excludes an aggregate of 1,169,888 shares of the registrant’s common stock held by officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by, or under common control with, the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2012
Common stock, par value $0.001 per share	35,627,913 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 16, 2012 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference.

Part III, Items 10-14

XENOPORT, INC.

XENOPORT, the XenoPort logo and Transported Prodrug are trademarks of XenoPort, Inc.

Regnite is a registered trademark of Astellas Pharma Inc.

Horizant is a registered trademark of GlaxoSmithKline.

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

PART  I.

Item 1.    Business.

Overview

We are a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates for the potential treatment of neurological disorders. Our innovative product candidates are prodrugs that are typically created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct limitations in the oral absorption, distribution and/or metabolism of the parent drug. We intend to focus our development and commercialization efforts on potential treatments of diseases with significant unmet medical needs, with an emphasis on central nervous system disorders. Our marketed product and each of our product candidates is an orally available, patented or patentable new chemical entity that addresses potential markets with clear unmet medical needs.

In April 2011, the U.S. Food and Drug Administration, or FDA, approved our first product, known in the United States as Horizant (gabapentin enacarbil) Extended-Release Tablets, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults. Restless legs syndrome is a neurological disorder characterized by an urge to move the legs, usually caused or accompanied by uncomfortable and unpleasant sensations in the legs.

Glaxo Group Limited, or GSK, holds commercialization rights and certain development rights for Horizant in the United States. In July 2011, GSK began promoting Horizant for the treatment of RLS in the United States. GSK is responsible for the U.S. development of Horizant for RLS and postherpetic neuralgia, or PHN, a chronic type of neuropathic pain that can follow the resolution of shingles. In August 2011, GSK filed a supplemental new drug application, or sNDA, with the FDA under Section 505(b)(2) for Horizant for the potential management of PHN. In October 2011, the FDA accepted the sNDA for review and set a Prescription Drug User Fee Act, or PDUFA, date of June 9, 2012 as a goal for the completion of their review of the sNDA. Because June 9, 2012 is a Saturday, the effective action date is expected to be Friday, June 8, 2012.

In January 2012, we provided a notice of dispute and notice of breach and termination, or the Notice, to GSK that provided notice of our belief that, among other matters, GSK has materially breached its contractual obligation to use commercially reasonable efforts to (i) maximize the sales of Horizant in an expeditious manner and (ii) achieve the sales milestones set forth in our collaboration agreement. The Notice provides that the termination of the collaboration agreement would become effective at the end of the 90-day notice period provided under the agreement, which will expire on April 24, 2012, unless GSK has cured any such breach or default prior to such date.

On February 23, 2012, GSK filed a complaint, or the GSK Complaint, in the United States District Court for the District of Delaware naming us and other unspecified individuals as defendants. Pursuant to the GSK Complaint, GSK is seeking declaratory judgment that it is not in breach of the collaboration agreement and that we do not have the right to terminate the collaboration agreement as a result of GSK’s performance under the agreement to date. Following the expiration of the contractually specified period of time for resolution of the dispute by the requisite officers of the parties, on February 24, 2012, we filed a complaint, or the XenoPort Complaint, in the Superior Court of the State of California in the County of Santa Clara against GSK and its affiliates, GlaxoSmithKline LLC and GlaxoSmithKline Holdings (Americas) Inc., for breach of contract, fraud, breach of fiduciary duty, breach of the covenant of good faith and fair dealing and unfair competition. Pursuant to the XenoPort Complaint, in addition to injunctive and equitable relief, we are seeking damages for lost profits, damage to the value of Horizant and unattained royalties and milestone payments in an amount to be proven at trial, as well as punitive damages and restitution. We believe that we have meritorious defenses and intend to defend the GSK Complaint, and prosecute the XenoPort Complaint, vigorously. We cannot predict the outcome of the litigation related to the GSK Complaint and the XenoPort Complaint or when or if the collaboration agreement will be terminated or the ultimate terms of any termination of the agreement. In addition, we may incur substantial legal fees and costs in connection with this litigation, and may not prevail in either of these legal proceedings.

Gabapentin enacarbil is licensed to Astellas Pharma Inc. in Japan and five other Asian countries. In January 2012, the Japanese Ministry of Health, Labor and Welfare approved Astellas’ NDA for the use of gabapentin enacarbil, which will be known as Regnite in Japan, as a treatment for patients with RLS.

We are evaluating our second product candidate, arbaclofen placarbil, or AP, as a potential treatment for patients with spasticity. We are conducting a pivotal Phase 3 clinical trial under a Special Protocol Assessment, or SPA, with the FDA, for AP as a potential treatment for spasticity in patients with multiple sclerosis, or MS. Provided a positive outcome from this trial is achieved, along with supportive data from certain additional planned studies, we intend to file an NDA under Section 505(b)(2). Section 505(b)(2) allows reference to published literature and the FDA’s previous finding of safety and effectiveness for baclofen, a drug that has been approved by the FDA for the alleviation of signs and symptoms of spasticity in individuals with MS and may also be of some value in patients with spinal cord injuries and other spinal cord diseases. We anticipate reporting top-line results from this trial near the end of 2012.

We also evaluated AP for the potential adjunctive treatment of gastroesophageal reflux disease, or GERD. Following the results in March 2011 of a Phase 2 clinical trial of AP as adjunctive therapy in patients with GERD who do not experience complete relief of GERD symptoms while being treated with proton pump inhibitors, we determined that the efficacy results of this trial, which did not meet the primary endpoint, did not warrant our investment in further development for AP in GERD at the present time.

We have evaluated our third product candidate, XP21279, for the potential treatment of patients with Parkinson’s disease who experience motor fluctuations. In December 2011, we reported preliminary top-line results of a Phase 2 clinical trial of patient-optimized doses of our new bi-layer tablet of XP21279/carbidopa compared to patient-optimized doses of Sinemet (levodopa/carbidopa). Results of the study indicated that XP21279/carbidopa dosed three times per day reduced mean daily “off time” by 46% compared to baseline when the patients were taking their pre-trial Sinemet dosing regimen. However, in the primary analysis of the trial, the improvement with XP21279/carbidopa was not statistically better than the improvement seen with optimized Sinemet dosed four or five times per day during the double-blind phase of the trial. At this time, we plan to defer further investment in this program pending the outcome of additional data analysis and discussions with Parkinson’s disease experts and possibly with regulatory authorities.

In August 2011, we announced plans to accelerate the development of our preclinical product candidate, XP23829, as a potential treatment for relapsing-remitting MS, or RRMS, with a goal of filing an investigational new drug application, or IND, in the second quarter of 2012. XP23829 is a new chemical entity that is a prodrug of monomethyl fumarate, or MMF, a molecule that appears to have anti-inflammatory properties and the potential to modulate cellular responses to oxidative stress.

In addition to our development and commercialization agreements with GSK for Horizant and with Astellas for Regnite, we plan to enter into other agreements with pharmaceutical companies for our product candidates: (1) when access to a primary care physician sales force is necessary to maximize the commercial potential of our product candidates in the United States; (2) for the development and commercialization of our product candidates outside the United States; or (3) to develop and commercialize product candidates that fall outside our core focus.

Transported Prodrugs

With our Transported Prodrug technology, we have designed innovative new chemical entities that form the foundation of our marketed product and product pipeline. The conventional approach to designing new oral drugs is to rely on the drug’s ability to passively diffuse through the intestinal wall to enter the bloodstream and reach the targeted tissue. However, this can be a difficult task, because the chemical and physical properties that allow a drug to bind to its cellular target and cause the intended therapeutic effect frequently impair the drug’s ability to passively diffuse through the wall of the intestines. Critical to the success of any drug is its ability to access the targeted tissues, achieve and maintain effective concentrations at the site of therapeutic action for an appropriate period of time and have minimal side effects. In addition, convenient administration is frequently necessary to ensure patient compliance. Many marketed drugs do not possess all of these attributes, leading to limitations in their therapeutic benefit and commercial potential.

If the medical need is high, drugs with poor absorption from the gastrointestinal, or GI, tract are still developed and marketed, but often with suboptimal therapeutic benefit. In some cases, drugs that are poorly absorbed from the GI tract are marketed as injectable medicines, which are inconvenient for patients. Another problem frequently encountered by drug designers occurs when a drug is well-absorbed from the intestines but does not last in the bloodstream for a sufficient period of time to maintain a therapeutic benefit. In this situation, frequent oral dosing is required, which is inconvenient for patients and can lead to poor compliance. In addition, drugs requiring frequent dosing often exhibit unwanted side effects when the drug is present in high concentration and then ineffectiveness when the concentration of the drug is insufficient. Sustained-release formulations that deliver medicine slowly as a pill travels through the entire GI tract can sometimes improve the utility of drugs that exhibit suboptimal therapeutic properties. However, drugs absorbed only in the upper GI tract do not benefit from sustained-release formulations.

Because most nutrients contain chemical features that prevent effective passive diffusion through cellular barriers, the human body contains specific membrane proteins, known as transporters, which are responsible for carrying nutrients into cells and across cell barriers. There are hundreds of different transporters in the human body that vary in the types of molecules they recognize and their localization to certain cells and tissue barriers. Active transport refers to cellular transporter mechanisms that capture nutrients and carry them across membranes.

Our proprietary technology utilizes the body’s natural mechanisms for actively transporting nutrients through cellular barriers to permit certain parent drugs with suboptimal oral absorption to be effectively and efficiently delivered into the body after the oral administration of our marketed product or product candidate.

We have identified specific, high-capacity nutrient transporter proteins in the intestines and chemically modified the structure of the parent drug to create a Transported Prodrug that utilizes these transporters to gain efficient absorption into the bloodstream through active transport. Our Transported Prodrugs are engineered to split apart, releasing the parent drug and natural substances that generally have well-studied, favorable safety characteristics. Our marketed product and, in some cases, our product candidates target transporter proteins that are present throughout the entire GI tract, including the colon, so they can be formulated using sustained-release technology and thereby maintain effective blood concentrations for an extended period after dosing. As a result of their improved oral absorption, they may have improved therapeutic benefits compared to the parent drugs, such as superior clinical efficacy, reduced side effects and less frequent dosing, which result in improved patient convenience and compliance.

Marketed Product

Gabapentin Enacarbil (Known as Horizant in the United States and Regnite in Japan) — A Transported Prodrug of Gabapentin

Gabapentin enacarbil is our first approved product. It was approved in the United States in April 2011 for the treatment of RLS and is being marketed by GSK under the trade name Horizant. It was also approved in Japan in January 2012 for the treatment of RLS. Astellas plans to market gabapentin enacarbil in Japan under the trade name Regnite.

Initial Indication

Restless Legs Syndrome

Background on Restless Legs Syndrome.    Restless legs syndrome is a neurological condition that causes an irresistible urge to move the legs. This urge is usually caused or accompanied by unpleasant sensations of burning, creeping, tugging or tingling inside the patients’ legs, ranging in severity from uncomfortable to painful. These restless legs syndrome-related symptoms typically begin or worsen during periods of rest or inactivity, particularly when lying down or sitting, and may be temporarily relieved by movement such as walking or massaging the legs. Symptoms often worsen at night, and disturbed sleep is a common result of restless legs syndrome. Left untreated, restless legs syndrome may cause exhaustion, daytime fatigue, inability to concentrate and impaired memory.

Potential Markets.    Although the exact prevalence rate of RLS is uncertain, a study published in Movement Disorders in 2010 indicated that approximately 2% to 3% of people in the United States are afflicted with RLS. We estimate that there are approximately 5.8 million prescriptions written annually for drugs to treat RLS in the United States.

Although the exact prevalence is uncertain, Astellas estimates that there are approximately 2.1 million patients in Japan with RLS.

Current Treatments.    In the United States, the currently approved and most widely prescribed treatments for RLS belong to a class of drugs called dopamine agonists and include ropinirole (marketed as Requip by GSK), pramipexole (marketed as Mirapex by Boehringer Ingelheim GmbH) and generic comparables of these drugs. Physicians also prescribe opioids, benzodiazepines and anticonvulsants, such as gabapentin, to treat patients with restless legs syndrome. In Japan, pramipexole was approved in 2010 for the treatment of RLS.

Commercialization

Under our collaboration agreement with GSK, as currently in effect, GSK holds exclusive rights to commercialize Horizant in the United States. We exercised our right to a co-promotion arrangement in April 2009, under which all allowable expenses and sales of Horizant are accounted for using a joint profit and loss, or P&L, statement, in which we and GSK share in the resulting operating pre-tax profits and losses. Our participation in the co-promotion and joint P&L arrangements enables us to elect to deploy a sales force within three years following the approval of Horizant in the United States, and our share of losses from the joint P&L will be forgiven up to a maximum of $10.0 million. Our payment of additional losses, if any, would be deferred and payable without interest over a four-year period of time following the first quarter in which the joint P&L is profitable. GSK is responsible for: establishing pricing and reimbursement; creating promotional and advertising materials; managed care contracting; receiving, accepting and filling orders; distributing; controlling invoicing, order processing and collecting accounts receivable; and recording sales of Horizant in the United States. Expenses that can be charged to the joint P&L statement are the cost of goods and certain costs directly related to Horizant marketing and sales.

We share any profits on sales of Horizant in the United States at tiered rates that escalate as a function of annual net sales levels, from a low of 20% to a maximum of 50%. For example (and for illustrative purposes only), if the annual net sales of Horizant reach $250.0 million, $500.0 million and $1.0 billion, we would be entitled to blended profit share rates of 25%, 34% and 42%, respectively. We may terminate our co-promotion right and participation in the profit share arrangement at any time upon notice to GSK with no penalty to us, resulting in a royalty-based compensation structure, whereby we would receive royalties on annual net sales in the United States at tiered rates that escalate as a function of net sales levels from a low of 15% to a maximum of 30%.

Pursuant to the Notice that we have provided to GSK, our collaboration agreement would terminate at the end of the 90-day notice period provided for under the agreement, which will expire on April 24, 2012, unless GSK has cured the breach set forth in the Notice prior to such date. However, pursuant to the GSK Complaint, GSK is seeking declaratory judgment that it is not in breach of the collaboration agreement and that we do not have the right to terminate the collaboration agreement as a result of GSK’s performance under the agreement to date. We cannot predict the timing or outcome of the legal proceedings related to the collaboration agreement, and accordingly, we cannot predict when or if the collaboration agreement will be terminated or the ultimate terms of any termination of the agreement.

Astellas holds exclusive rights to commercialize Regnite in Japan. We will receive mid-teen royalties on any net sales of Regnite.

Intellectual Property

The patent rights relating to Horizant and its synthesis, formulations and methods of use are owned by us and consist of issued U.S. patents that expire at the earliest in 2022 and a number of pending U.S. patent applications. GSK has petitioned for U.S. patent term extension, which could extend the patent term until 2025. The patent rights relating to Regnite, its synthesis, formulations and methods of use are owned by us and expire at the earliest in 2022. We also hold patents or pending patent applications in the United States and outside the United States that are directed to the formulations and methods of synthesis and use of gabapentin enacarbil.

Our Product Candidates

(1)	Development Status indicates the most advanced stage of development that has been completed or is in process.

Gabapentin Enacarbil — A Transported Prodrug of Gabapentin

Our most advanced product candidate is gabapentin enacarbil, which is in development for the potential management of PHN. In August 2011, GSK filed an sNDA under Section 505(b)(2) for gabapentin enacarbil for the management of PHN. In October 2011, the FDA accepted the sNDA for review and set a PDUFA date of June 9, 2012 as a goal for the completion of its review of the sNDA. Because June 9, 2012 is a Saturday, the effective action date is expected to be Friday, June 8, 2012. Under the terms of our collaboration agreement with GSK, as currently in effect, GSK has development and commercialization rights to gabapentin enacarbil for the potential management of PHN, subject to our right to pursue development of gabapentin enacarbil for the management of PHN to the extent that a product label would reflect a superiority claim over a currently approved drug.

Parent Drug Background

Gabapentin enacarbil is metabolized by the body to release gabapentin, a drug that has been sold by Pfizer Inc. as Neurontin since 1993 and is currently sold as a generic drug by a number of companies. Gabapentin is approved for marketing in the United States as adjunctive therapy in the treatment of partial seizures in patients with epilepsy and for the management of PHN. Gabapentin has a side effect profile that is considered favorable, with dizziness and somnolence as the most commonly reported side effects.

Despite its substantial commercial success, we believe that gabapentin therapy for the management of PHN can be improved. Gabapentin absorption is highly variable among patients, and there is a limit on the gabapentin exposure that can be achieved by direct oral administration of the parent drug. Published results from clinical trials of gabapentin in epilepsy patients indicated that, for the same dose level, some patients absorbed as little as 10% of the dose of gabapentin administered while others absorbed more than 70%. We have also conducted a clinical trial of gabapentin in neuropathic pain patients in which the high variability of gabapentin absorption was confirmed. In addition, the short duration of gabapentin in blood after oral dosing requires that it be administered three times a day, which may lead to poor compliance with the dosing regimen and, therefore, reduced efficacy in some patients.

We believe that these suboptimal characteristics of gabapentin result from the mechanism responsible for the absorption of gabapentin. Gabapentin is actively transported across the GI tract after administration. However, the specific transporter mechanism responsible for gabapentin absorption appears to have limited capacity, which seems to vary among individuals, and is predominantly expressed in the upper GI tract. Due to gabapentin’s poor absorption in the lower GI tract, success in the development of effective sustained-release formulations for gabapentin has been limited.

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

Target Indication

Postherpetic Neuralgia

Background on Postherpetic Neuralgia.    Neuropathic pain is pain that results from damage to nerves. The damage may result from a variety of causes, including injury or illnesses such as diabetes, HIV and shingles. In addition, the toxic effects of therapy used to treat patients with cancer or HIV may also cause nerve damage leading to neuropathic pain.

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

Potential Market.    We estimate that the prevalence of PHN is less than 200,000 patients in the United States. In May 2006, Merck & Co. received FDA approval for Zostavax, a live attenuated vaccine, to help prevent shingles. In October 2006, the U.S. Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices voted unanimously to recommend that adults 60 years of age and older be vaccinated with Zostavax for the prevention of shingles. In 2011, Zostavax was approved by the FDA for use in adults between the ages of 50 to 59 years of age. While Zostavax is not a treatment for shingles or PHN, the availability of this vaccine could impact the future market for therapies for PHN.

Current Treatments.    Current classes of drugs used to treat patients with PHN include anticonvulsants, antidepressants and tricyclic drugs, with anticonvulsants representing the largest share of the PHN market. Of the anticonvulsants, gabapentin is the market leader, and pregabalin (marketed as Lyrica by Pfizer) is also widely prescribed for the treatment of PHN. Also, the FDA recently approved a once-daily formulation of gabapentin (known as Gralise from Depomed Inc.) for PHN. Other treatments used in selected patients include a capsaicin patch (marketed as Qutenza by NeurogesX, Inc.) and local application of lidocaine.

Phase 2 Clinical Trial Results.    We have completed a randomized, double-blind, parallel-arm, placebo-controlled Phase 2 clinical trial of gabapentin enacarbil for the management of PHN. The trial included 101 patients at 18 clinical sites in the United States. The objective of this trial was to assess the safety, tolerability, pharmacokinetics and efficacy of 1200 mg of gabapentin enacarbil administered twice a day for 14 days and to compare the response to gabapentin enacarbil against the response to placebo. The trial included a Neurontin treatment phase to enable the evaluation of blood levels of Neurontin.

The trial met the primary endpoint of the study, demonstrating that treatment with gabapentin enacarbil was associated with a statistically significant reduction in pain as measured by an 11-point numerical pain scale compared to placebo (p=0.032). Additional analyses were conducted on data from those patients who received both Neurontin and gabapentin enacarbil. When administered gabapentin enacarbil, patients experienced on average a 17% increase in the steady-state average blood concentration of gabapentin compared to a dose of Neurontin that contained roughly 50% more gabapentin (p=0.005), indicating higher bioavailability of gabapentin when administered as gabapentin enacarbil. Thirty-six percent of evaluated patients had a greater than 30% increase in steady-state average blood gabapentin concentration for gabapentin enacarbil when compared to Neurontin. For all patients who received gabapentin enacarbil, the difference in average pain score between the last seven days of the gabapentin enacarbil treatment and the final seven days of Neurontin treatment was determined. A statistically significant reduction in pain score at the end of gabapentin enacarbil treatment was observed (p=0.045). Gabapentin enacarbil was well-tolerated. The most common adverse event in the gabapentin enacarbil treatment group was dizziness, which was mild to moderate in severity.

GSK has evaluated gabapentin enacarbil in two Phase 2 clinical trials for the potential treatment of PHN. In September 2009, GSK announced top-line results from a 14-week, double-blind, placebo-controlled Phase 2 clinical trial that enrolled 376 subjects with PHN who had been experiencing pain for at least three months following healing of the herpes zoster skin rash. Subjects were randomized to receive placebo, 1200, 2400 or 3600 mg/day of gabapentin enacarbil divided into twice-daily doses. The primary endpoint of the trial was the change from baseline to the end of maintenance treatment in the 24-hour average pain intensity score (using the last observation carried forward for missing data values). All doses of gabapentin enacarbil demonstrated statistically significant improvements over placebo on the primary endpoint, with the adjusted mean change from baseline in the 24-hour average pain intensity score of -1.66 for placebo, -2.47 for 1200 mg/day gabapentin enacarbil, -2.36 for 2400 mg/day gabapentin enacarbil and -2.72 for 3600 mg/day gabapentin enacarbil. The pre-specified statistical analysis included adjustment for comparisons of multiple gabapentin enacarbil doses to placebo. The adjusted p-values for comparison of 1200, 2400 and 3600 mg/day to placebo were 0.013, 0.029 and 0.002, respectively. Gabapentin enacarbil was generally well tolerated at all doses in this trial. The most common adverse events were dizziness (17% 1200 mg gabapentin enacarbil, 26% 2400 mg gabapentin enacarbil, 30% 3600 mg gabapentin enacarbil and 15% placebo) and somnolence (10% 1200 mg gabapentin enacarbil, 11% 2400 mg gabapentin enacarbil, 14% 3600 mg gabapentin enacarbil and 8% placebo), and most of these adverse events were mild or moderate in intensity. Withdrawals due to adverse events were 6% in the 1200 mg gabapentin enacarbil group, 15% in the 2400 mg gabapentin enacarbil group, 18% in the 3600 mg gabapentin enacarbil group and 13% in the placebo group. There was one serious adverse event (gastritis) in the 3600 mg/day dose group that was judged by the investigator to be related to treatment. In October 2009, GSK announced top-line results from a double-blind, two-period, cross-over Phase 2 clinical trial that enrolled 138 subjects diagnosed with PHN who had been experiencing pain for at least three months following healing of the herpes zoster skin rash. Subjects with a history of inadequate response to gabapentin entered a baseline period during which they received a dose of 1800 mg/day of gabapentin for two weeks. Subjects (N=96) who had a 24-hour average pain intensity score of at least four on the 11-point pain intensity rating scale were then randomized to receive either 1200 mg/day of gabapentin enacarbil for the first 28-day treatment period followed by 3600 mg/day for the second 28-day treatment period, or 3600 mg/day followed by 1200 mg/day. Subjects received 2400 mg/day of gabapentin enacarbil for four days in between the two treatment periods. The primary endpoint in this trial was the change from baseline to the end of the treatment period in the 24-hour average pain intensity score. A greater reduction in the 24-hour average pain score was observed for the 3600 mg/day dose than for the 1200 mg/day dose, which reduction was statistically significant. Gabapentin enacarbil was well tolerated at both doses in this study. The only treatment-emergent adverse event occurring in greater than or equal to 5% of subjects taking gabapentin enacarbil was nasopharyngitis.

Future Clinical Development of Gabapentin Enacarbil in Neuropathic Pain.    Although we do not have active development programs underway, we continue to evaluate our resources and potential for pursuing development of gabapentin enacarbil in the United States for additional potential indications, including the potential management of PHN, to the extent that a product label would reflect a superiority claim over a currently approved drug, and diabetic peripheral neuropathy, or DPN.

Arbaclofen Placarbil, or AP — A Transported Prodrug of R-baclofen

We are developing our product candidate, AP, a Transported Prodrug of R-baclofen, for the potential treatment of spasticity. We previously evaluated AP as a potential treatment for GERD, but discontinued development of AP in that indication following inconclusive results from a Phase 2 clinical trial in that indication. We hold a composition-of-matter patent and methods-of-synthesis patents in the United States on AP, and hold patents or pending patent applications directed to AP formulations and methods of use in the United States and other jurisdictions.

Parent Drug Background

Baclofen is thought to act selectively on the target known as the GABA(B) receptor. Baclofen is racemic, which means it is a mixture of R and S isomers. Only the R isomer is active at GABA(B) receptors. Baclofen, which is now sold as a generic drug in the United States, has been used since 1977 for the alleviation of the signs and symptoms of spasticity in patients with MS and may also be of some value in patients with spinal cord injuries and other spinal cord diseases. Although baclofen has acceptable oral absorption, its short duration in blood of three to four hours necessitates oral dosing at least three times per day. This dosing regimen produces substantial peaks and troughs in drug exposure, which may be the cause of side effects such as significant drowsiness, weakness and dizziness during peak drug levels and diminished efficacy during trough drug levels. However, due to its poor absorption in the colon, development of a less frequently dosed sustained-release formulation of baclofen that produces a more constant level of baclofen in the blood has proven challenging to date. To address these limitations of oral baclofen, an implantable pump that delivers baclofen directly into the spinal cord fluid via a catheter has been developed. However, physicians typically reserve this invasive surgical procedure for those patients for whom oral baclofen is not effective.

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

AP was designed to rapidly convert to R-baclofen upon absorption, with limited systemic exposure to the intact Transported Prodrug. Once absorbed, AP converts to R-baclofen and natural substances that have well-

studied, favorable safety characteristics. We believe that the inherently safe nature of the metabolic breakdown products of AP could provide AP with a safety profile that is comparable to, and potentially better than, that seen with racemic baclofen.

Phase 1 Clinical Trials

We have completed multiple Phase 1 clinical trials of AP that included a total of over 250 healthy volunteers. The results of these Phase 1 clinical trials indicated that AP was well absorbed and rapidly converted to the R isomer of baclofen. Exposure to the intact Transported Prodrug was low compared to the level of R-baclofen produced at all dose levels. Comparison of these data with historical pharmacokinetic data for racemic baclofen suggests that AP taken twice a day should be associated with a decreased peak-to-trough ratio of R-baclofen blood levels over 24 hours compared to racemic baclofen dosed three or four times a day.

Target Indication

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

Potential Market.    According to “We Move”, a non-profit organization providing patient information and continuing medical education to professionals, two out of every 1,000 people in North America suffer from MS and roughly 200,000 people in the United States live with a disability related to a spinal cord injury. It is estimated that spasticity affects 60% of MS patients and 40% of spinal cord injury patients.

Current Treatments. We estimate that there are approximately 4.0 million prescriptions written in the United States annually for drugs for the treatment of spasticity. Besides baclofen and tizanidine, the two most widely prescribed drugs for spasticity, diazepam and dantrolene sodium are also prescribed for patients with spasticity. Although these medications may provide symptom relief in some people, they are often only partially effective and generally require dosing three or more times a day. In addition, these medications are often associated with unwanted side effects such as sedation and weakness, as well as issues with bladder, bowel and sexual function. We believe that a Transported Prodrug of R-baclofen that can be taken twice each day to provide a steady exposure of R-baclofen may more adequately address the needs of spasticity patients than current therapies, including racemic baclofen.

Phase 2 Clinical Trial Results.    In June 2009, we announced preliminary results from a multi-dose, randomized, placebo-controlled, crossover Phase 2 clinical trial of AP in spinal cord injury patients with spasticity. This trial enrolled 37 subjects at ten sites in the United States and Canada. Patients received either AP (10, 20 or 30 mg given twice daily, or BID) or placebo in the first treatment segment, and were then crossed over to the alternative treatment or placebo in the second segment of the trial. The primary endpoint in the study was the difference in Ashworth Scale score during the placebo and AP treatment segments for the muscle group with the highest Ashworth Scale score at baseline. Ashworth Scale scores were determined by the investigator prior to dosing, and again two, four and six hours after the morning dose. The primary analysis used a repeated-measures analysis of variance model and included data from the 35 subjects who completed both treatment segments.

Mean maximum baseline Ashworth Scale scores were 3.2 (n=10), 3.1 (n=12) and 3.1 (n=13) for the 10, 20 and 30 mg BID AP dose cohorts, respectively. For the primary endpoint, the overall adjusted mean differences between placebo and AP over the six-hour assessment period were -0.17 (not significant), -0.60 (p=0.0059) and -0.88 (p=0.0007) for the 10, 20 and 30 mg BID AP dose cohorts, respectively. AP treatment was associated with statistically significant differences from placebo at all time points in the 20 and 30 mg BID AP dose cohorts, indicating a treatment effect over the 12-hour dosing interval. In a secondary analysis, 20 and 30 mg BID of AP also showed a statistically significant difference from placebo in the average Ashworth Scale score for all six muscle groups.

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

Current Clinical Development of AP in Spasticity.    We are conducting a pivotal Phase 3 clinical trial of AP as a potential treatment of spasticity in patients with MS. The trial is being conducted under an SPA whereby we reached agreement with the FDA on the clinical trial design and statistical analysis plan for determining the efficacy and safety of AP as a potential treatment for spasticity in patients with MS. The trial is a multi-center, randomized, double-blind, placebo-controlled study designed to assess the efficacy and safety of AP as a treatment for spasticity in MS patients. In addition, in accordance with the guidance that we received from the FDA at our End of Phase 2 meeting, we are conducting additional studies that are intended to be part of a potential NDA filing. For example, subjects who complete the 13-week pivotal Phase 3 efficacy trial have the option to enter a six-month, open-label safety clinical trial of AP. Together, these trials are intended to provide nine months of AP exposure for approximately 100 MS patients, as requested by the FDA. In addition, we are conducting a trial examining the effect of food with various fat contents on pharmacokinetics of AP, a renal impairment study and a pharmacokinetic comparison study in healthy subjects demonstrating that R-baclofen exposures for the highest recommended dose of AP are within exposures for the highest approved racemic baclofen dose (20 mg given four times per day). These trials, along with results from our previously completed preclinical studies, Phase 1 clinical trials and the Phase 2 clinical trial in spinal cord injury patients with spasticity, could form the basis of an NDA to be filed under Section 505(b)(2), which allows reference to published literature and the FDA’s previous finding of safety and effectiveness for baclofen.

AP Development, Commercialization and Partnering Strategy

We are evaluating the market for AP in the United States and other regions of the world. If we determine that we could maximize the value of AP through the direct commercialization by us in the U.S. market, we would seek to retain those rights. We may seek a partner for the development and commercialization of AP outside of the United States. If we determine that our commercialization of AP within the United States is not feasible, we may seek a partner for the development and commercialization of AP worldwide. Factors that we would consider in determining a strategy to partner AP include: the results of our clinical trials; whether a potential partner seeks development and commercialization rights in or outside of the United States; and whether we believe that access to a large primary care physician sales force is necessary to address our target markets.

XP21279 — A Transported Prodrug of Levodopa

We are currently evaluating the further development of our product candidate, XP21279, a Transported Prodrug of levodopa, for the potential treatment of patients with Parkinson’s disease who experience motor fluctuations. We hold a composition-of-matter patent and a formulation patent in the United States on XP21279 and hold patents or pending patent applications directed to the XP21279 methods of synthesis and use in the United States. We have also filed applications directed to the XP21279 composition of matter and methods of synthesis and use in other jurisdictions. At this time, we plan to defer further investment in this program pending the outcome of additional data analysis and discussions with Parkinson’s disease experts and possibly with regulatory authorities.

Parent Drug Background

Patients with Parkinson’s disease have a deficiency of the neurotransmitter dopamine resulting from neuronal degeneration within certain nerve cells in an area of the brain collectively known as the substantia nigra.

Levodopa is an immediate precursor of dopamine that, unlike dopamine, readily crosses the blood brain barrier. When administered in conjunction with carbidopa (and, in some cases, with benzerazide or carbidopa and entacapone), levodopa is protected from rapid metabolism by enzymes that are found throughout the body outside of the brain. Once levodopa crosses the blood-brain barrier it is able to be converted to dopamine at its desired site of action in the brain. Levodopa is widely viewed as one of the most effective treatments of Parkinson’s disease, and virtually all patients with Parkinson’s disease ultimately require it. However, levodopa has many undesirable pharmacokinetic characteristics, including its rapid breakdown by gastric and other peripheral enzymes, a narrow absorption window within the GI tract and a short duration of exposure in blood after oral dosing that leads to the fluctuation of drug plasma concentrations upon frequent dosing. The poor colonic absorption of levodopa has precluded the development of a satisfactory sustained-release formulation of levodopa that would prolong absorption beyond the small intestine.

Our Transported Prodrug

We believe that XP21279 has the potential to improve upon the limitations of levodopa. XP21279 is designed to engage natural nutrient transport mechanisms located throughout the length of the GI tract and then be rapidly converted to levodopa by the body’s naturally occurring enzymes. In addition to levodopa, the metabolic breakdown products of XP21279 are substances with favorable safety characteristics. Because XP21279 is designed to be well absorbed from the lower GI tract, we believe that it can be formulated for sustained release, thus reducing fluctuations of levodopa levels in the bloodstream. From December 2002 to December 2004, we were engaged in a collaboration with ALZA, now a subsidiary of Johnson & Johnson, to jointly develop Transported Prodrugs of levodopa. In March 2005, ALZA relinquished all rights to such Transported Prodrugs, subject to a low single-digit royalty upon net sales of certain product candidates if they are ultimately commercialized.

Phase 1 Clinical Trials in Healthy Volunteers

We have conducted three Phase 1 clinical trials of XP21279 that included a total of 82 healthy volunteers. The trials evaluated the pharmacokinetic profile of different formulations of XP21279 administered with carbidopa compared to a combination of levodopa/carbidopa. The results of these Phase 1 clinical trials indicated that XP21279/carbidopa was well absorbed and rapidly converted to levodopa. Exposure to the intact Transported Prodrug was negligible. Data from the trials indicated that compared to the pharmacokinetic data of levodopa/carbidopa, XP21279/carbidopa was associated with a decreased peak-to-trough ratio of levodopa blood levels over 24 hours compared to levodopa/carbidopa. XP21279 was generally well tolerated, with no serious adverse events reported in these trials.

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

Potential Market.    It is estimated that as many as 1.5 million people in North America are living with Parkinson’s disease. According to the National Institute of Neurological Disorders and Stroke, the average age of onset is 60, though some people are diagnosed at age 40 or younger. We estimate that there are approximately 4.0 million prescriptions written annually for levodopa drugs indicated for the treatment of Parkinson’s disease in the United States.

Current Treatments.    At present, there is no cure for Parkinson’s disease, but a variety of medications provide relief from the symptoms. Levodopa acts to replenish dopamine in the brain. It is usually administered with carbidopa, or a combination of carbidopa and entacapone, which delays the premature conversion of levodopa to dopamine in peripheral tissues. According to the National Institute of Neurological Disorders and Stroke, treatment with levodopa helps patients in at least three-quarters of Parkinson’s disease cases.

Another class of drugs, called dopamine agonists, is also commonly used to treat Parkinson’s disease. Dopamine agonists, which include bromocriptine, pergolide, pramipexole and ropinirole, mimic the role of dopamine in the brain, which causes neurons to react as they would to dopamine. In spite of their wide use, both levodopa and dopamine agonists remain suboptimal in treating the symptoms of Parkinson’s disease. Levodopa therapy has been associated with “wearing-off,” a condition where treatment effects diminish over time as the disease progresses, and “on-off” dyskinesias, or impairment of movement, due to changes in levodopa plasma concentrations. Dopamine agonists are generally considered the next most powerful drug class in treating the symptoms of Parkinson’s disease, but are more likely to cause hallucinations, confusion and psychosis, especially in the elderly.

Phase 1 Clinical Trial in Parkinson’s Disease Patients.    In January 2010, we reported preliminary results from an open-label, crossover, Phase 1 clinical trial of XP21279 administered with carbidopa in ten Parkinson’s disease patients who were sequentially administered levodopa/carbidopa three or four times per day for 14 days followed by administration of XP21279/carbidopa three times per day for 14 days. Dosing for both levodopa/carbidopa and XP21279/carbidopa was optimized to minimize “off-time” (the period in which patients believe their medication is not working well or causing worsening of Parkinson’s symptoms), with no appreciable increase in duration of dyskinesias (involuntary movements). The primary objective of the study was the comparison of pharmacokinetic profiles of XP21279/carbidopa compared to levodopa/carbidopa. XP21279 taken three times a day showed less variation in average levodopa concentrations over 16 hours compared to levodopa/carbidopa dosed three or four times a day, with a lower peak to trough ratio for XP21279. Efficacy assessments at the end of each treatment period showed improvements with XP21279 over levodopa. However, because the trial was not blinded, i.e., subjects knew what treatment was administered, the results of the efficacy analyses must be viewed with caution. XP21279 was well tolerated.

Phase 2 Clinical Trial Result.    In December 2011, we reported preliminary results of a Phase 2, randomized, crossover clinical trial of XP21279 that compared optimized treatment with either Sinemet (immediate-release levodopa/carbidopa) or XP21279 co-formulated with carbidopa (XP21279/CD) in advanced Parkinson’s disease patients with motor fluctuations. The trial enrolled patients with Parkinson’s disease at 12 U.S. sites who were on a stable regimen of Sinemet dosed four or five times per day. Subjects were required to have “off time” in at least half of the inter-dose intervals between the first and last daily doses of Sinemet and an average daily “off time” greater than or equal to two hours during the three day baseline assessment period.

The trial consisted of an open-label, crossover optimization phase followed by a double-blind, crossover treatment phase. Thirty-five subjects entered the open-label phase of the trial, during which doses of Sinemet and XP21279/CD were each optimized for two weeks in a random order using the same protocol-specified guidelines. For Sinemet, doses were optimized while maintaining the same four or five times per day dosing frequency that the subject was taking during the baseline period. For XP21279/CD, doses were optimized using a fixed, three times per day regimen. Qualified subjects then entered the double-blind phase, during which they received the optimized doses of Sinemet and XP21279/CD for two weeks each in random order.

XP21279/CD dosed three times per day reduced mean daily “off time” by 46% compared to baseline when the patients were taking their pre-trial Sinemet dosing regimen. However, in the primary analysis of the trial, the improvement with XP21279/CD was not statistically better than the improvement seen with optimized Sinemet dosed four or five times per day during the double-blind phase of the trial. The primary analysis was performed on the difference between Sinemet and XP21279/CD in the change from baseline in mean daily “off time” at the end of each period during the double-blind phase of the trial. The efficacy analysis included 28 subjects who completed the double-blind phase of the trial. The baseline mean daily “off time” for the analysis population was 6.4 hours. At the end of the open-label phase, mean daily “off time” was reduced from baseline by 2.0 hours for Sinemet compared to 3.4 hours for XP21279/CD. At the end of the double-blind phase, mean daily “off time” was reduced from baseline by 2.6 hours for Sinemet compared to 2.9 hours for XP21279/CD. The mean difference between Sinemet and XP21279/CD at the end of the double-blind phase of the trial was not statistically significant.

All treatment-emergent adverse events were mild to moderate in severity. During the double-blind phase of the trial, dyskinesias were the most common adverse event. The incidence of new or worsening dyskinesias during the double-blind phase of the trial was 11% for Sinemet and 13% for XP21279/CD. There were no serious adverse events.

Further Clinical Development of XP21279 in Parkinson’s Disease. We intend to further analyze the Phase 2 clinical trial data and discuss these results with Parkinson’s disease experts and possibly with regulatory authorities to determine next steps, if any. We plan to defer further investment in this program pending the outcome of our data analysis and these discussions.

XP21279 Development, Commercialization and Partnering Strategy

We plan to retain rights to XP21279 in the United States, while seeking a partner for the development and commercialization of XP21279 as a treatment for Parkinson’s disease outside the United States.

Preclinical Development Candidate — XP23829

We are conducting preclinical development of XP23829, a novel prodrug of MMF that we believe may provide more consistent and predictable efficacy due to less variable blood levels of MMF and exhibit less gastric irritation than dimethyl fumarate, or DMF, another prodrug of MMF (BG00012) under development by Biogen Idec Inc. Prodrugs of MMF, a molecule that appears to have anti-inflammatory properties, may be useful in the potential treatments of patients with RRMS or psoriasis. In preclinical studies that compared molar equivalent doses of XP23829 to DMF, XP23829 provided higher blood levels of the biologically active molecule MMF, superior efficacy in an animal model of MS and fewer and less severe stomach lesions in an animal model of gastric irritation. We plan to file an IND for XP23829 in the second quarter of 2012 and begin a human clinical trial of XP23829 later in 2012.

Our Strategic Alliances

Astellas Pharma Inc.

In December 2005, we entered into an agreement in which we licensed to Astellas exclusive rights to develop and commercialize gabapentin enacarbil, to be marketed in Japan under the trade name Regnite, in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. Under the terms of this agreement, we received an initial license payment of $25.0 million and have subsequently received $30.0 million in milestone payments as of December 31, 2011. We received $10.0 million associated with the approval of Regnite in Japan in January 2012, and, as of February 2012, we remain eligible to receive potential clinical and regulatory milestone and contingent payments totaling up to an additional $20.0 million. We will receive percentage-based mid-teen royalties on any net sales of Regnite/gabapentin enacarbil in the Astellas territory. Astellas is solely responsible for the manufacturing of Regnite/gabapentin enacarbil to support its development and commercialization within the Astellas territory. Astellas may terminate the collaboration at its discretion; in such event, all Regnite/gabapentin enacarbil product rights would revert to us and we would be entitled to specified transition assistance from Astellas.

Glaxo Group Limited

In February 2007, we entered into an exclusive collaboration agreement with GSK to develop and commercialize gabapentin enacarbil, known in the United States by the trade name Horizant (gabapentin enacarbil) Extended-Release Tablets, in all countries of the world excluding the Astellas territory. In November 2010, we amended and restated our collaboration agreement with GSK, pursuant to which we reacquired all rights to gabapentin enacarbil outside of the United States previously granted to GSK (which excludes the Astellas territory) and obtained the right, but not the obligation, to pursue development of Horizant for: (i) the potential treatment of DPN; (ii) the potential treatment of PHN to the extent that a product label would reflect a superiority claim over a currently approved drug; and (iii) any additional indications in the United States. GSK remains responsible for further development and regulatory matters with respect to Horizant for the potential management of PHN and manufacturing and commercialization of Horizant in the United States for all indications.

Under the terms of the amended and restated collaboration agreement, as currently in effect, we are eligible to receive a total of $312.5 million in aggregate clinical and regulatory event-based potential payments, of which $120.0 million has been received as of December 31, 2011. We remain eligible to receive up to an additional $290.0 million upon the achievement of specified sales levels.

We exercised our right to the co-promotion arrangement in April 2009, under which all allowable expenses and sales of Horizant are accounted for using a joint P&L statement, in which we and GSK share in the resulting operating pre-tax profits and losses. Under the amended and restated collaboration agreement, as currently in effect, our participation in the co-promotion and joint P&L arrangements remains unchanged, except that we can delay the deployment of our sales force for up to three years following the approval of Horizant in the United States and our share of losses from the joint P&L will be forgiven up to a maximum of $10.0 million. Our payment of additional losses, if any, would be deferred and payable without interest over a four-year period following the first quarter in which the joint P&L is profitable. GSK is responsible for: establishing pricing and reimbursement; creating promotional and advertising materials; managed care contracting; receiving, accepting and filling orders; distributing; controlling invoicing, order processing and collecting accounts receivable; and recording sales of Horizant in the United States. Expenses that can be charged to the joint P&L statement are the cost of goods and certain costs directly related to Horizant marketing and sales.

We will share any profits or losses on sales of Horizant in the United States at tiered rates that escalate as a function of annual net sales levels, from a low of 20% to a maximum of 50%. For example (and for illustrative purposes only), if the annual net sales of Horizant reach $250.0 million, $500.0 million and $1.0 billion, we would be entitled to blended profit share rates of 25%, 34% and 42%, respectively. We may terminate our co-promotion right and participation in the profit share arrangement at any time upon notice to GSK with no penalty to us, resulting in a royalty-based compensation structure, whereby we would receive royalties on annual net sales in the United States at tiered rates that escalate as a function of net sales levels from a low of 15% to a maximum of 30%. For example (and for illustrative purposes only), if the annual net sales of Horizant reach $250.0 million, $500.0 million and $1.0 billion, we would be entitled to blended royalty rates of 17%, 21% and 25%, respectively. GSK may terminate our co-promotion right for our not meeting a minimum sales requirement, for our uncured material breach in conducting co-promotional activities or upon our change of control in certain circumstances. GSK may terminate our collaboration agreement in its entirety for any reason and at any time. In such event, certain Horizant product rights would revert to us, and we would be entitled to specified transition assistance from GSK.

In January 2012, pursuant to the Notice, we provided notice to GSK of our belief that, among other matters, GSK has materially breached its contractual obligation to use commercially reasonable efforts to (i) maximize the sales of Horizant in an expeditious manner and (ii) achieve the sales milestones set forth in our collaboration agreement. The collaboration agreement provides that disputes arising with respect to certain matters related to the agreement shall, prior to initiating legal proceedings, first be presented to our Chief Executive Officer and the Chief Operating Officer of GSK, or their respective designees, for resolution during a contractually specified period of time. The collaboration agreement also provides that we may terminate the agreement in the event that GSK shall have materially breached or defaulted in the performance of any of its material obligations under the agreement, and such default shall have continued for 90 days after the date of GSK’s receipt of written notice of the breach. The Notice provides that any such termination would become effective at the end of such 90-day period, which will expire on April 24, 2012, unless GSK has cured any such breach or default prior to such date. If the agreement is terminated as a result of breach by GSK, certain Horizant product rights would revert to us, and we would be entitled to specified transition assistance from GSK.

However, on February 23, 2012, GSK filed the GSK Complaint in the United States District Court for the District of Delaware naming us and other unspecified individuals as defendants. Pursuant to the GSK Complaint, GSK is seeking declaratory judgment that it is not in breach of the collaboration agreement and that we do not have the right to terminate the collaboration agreement as a result of GSK’s performance under the agreement to date. Following the expiration of the contractually specified period of time for resolution of the dispute by the requisite officers of the parties, on February 24, 2012, we filed the XenoPort Complaint in the Superior Court of the State of California in the County of Santa Clara against GSK and its affiliates, GlaxoSmithKline LLC and GlaxoSmithKline Holdings (Americas) Inc., for breach of contract, fraud, breach of fiduciary duty, breach of the covenant of good faith and fair dealing and unfair competition. Pursuant to the XenoPort Complaint, in addition to injunctive and equitable relief, we are seeking damages for lost profits, damage to the value of Horizant and unattained royalties and milestone payments in an amount to be proven at trial, as well as punitive damages and restitution. We believe that we have meritorious defenses and intend to defend the GSK Complaint, and prosecute the XenoPort Complaint, vigorously. We cannot predict the outcome of the litigation related to the GSK Complaint and the XenoPort Complaint or when or if the collaboration agreement will be terminated or the ultimate terms of any termination of the agreement. In addition, we may incur substantial legal fees and costs in connection with this litigation, and may not prevail in either of these legal proceedings.

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

Issued U.S. and foreign patents generally expire 20 years after filing. We hold a number of issued patents in the United States, including composition-of-matter patents on Horizant/gabapentin enacarbil, AP and XP21279. We have a number of pending patent applications in the United States. Of the U.S. patents that we hold, many patents are related to compounds, pharmaceutical compositions containing the compounds and therapeutic methods of using the compounds and compositions. We also have U.S. patents that are related to methods of synthesis, proteomics methodology and screening methodology. We also hold a number of issued foreign patents. We have pending Patent Cooperation Treaty regional applications that permit us to pursue patents outside of the United States, pending European regional patent applications that permit us to pursue patents in various European countries and foreign national patent applications. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering product candidates, lead compounds and key intermediates, pharmaceutical compositions, methods of use and processes for making our compounds, along with methods of design, synthesis, selection and use of Transported Prodrugs in general and to our research and development programs in particular.

The patent rights relating to Horizant, its synthesis, formulations and methods of use are owned by us and consist of issued U.S. patents that expire at the earliest in 2022 and a number of pending U.S. patent applications. GSK has petitioned for U.S. patent term extension, which could extend the patent term until 2025. In addition, a second patent directed at the crystalline form of Horizant could extend the effective patent coverage of Horizant until 2026. We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to Horizant, Regnite and gabapentin enacarbil, the composition-of-matter patents relating to gabapentin have expired. For AP, U.S. composition-of-matter patents have issued that will expire no earlier than 2025. For XP21279, a U.S. composition-of-matter patent has issued that will expire no earlier than 2025. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, other than the European opposition described below, we have not received any communications from third parties challenging our patents or patent applications covering Horizant, Regnite or our product candidates.

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

The composition-of-matter patent on gabapentin, the parent drug of Horizant/Regnite/gabapentin enacarbil, expired in 2000, but Pfizer sold gabapentin exclusively based on a formulation patent until September 2004. This formulation patent, which expires in 2017, has been the subject of ongoing litigation between Pfizer and several generic manufacturers, including Alpharma, Inc. and Teva Pharmaceutical Industries, Ltd. Pfizer currently markets generic gabapentin through its Greenstone Ltd. subsidiary. Alpharma and Teva, along with many others, currently market gabapentin as a generic drug. In May 2011, this suit was settled and Pfizer granted the generic gabapentin makers a license to make and sell gabapentin under the patent. We have not been a party to this litigation, and we believe that the manufacturing process for gabapentin enacarbil does not infringe the patent that was the subject of this litigation. Since the settlement apparently did not enjoin or limit the sale of generic gabapentin, GSK and/or Astellas are not limited in their choices of potential suppliers.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of Horizant, Regnite or any of our product candidates. To date, we have relied on, and we expect to continue to rely on, a limited number of third-party compound manufacturers and active pharmaceutical ingredient, or API, formulators for the production of preclinical, clinical and commercial quantities of our product candidates. We do not have commercial supply agreements with any of these third parties, and our agreements with these parties are generally terminable at will by either party at any time.

Under the terms of our collaboration agreement with GSK, as currently in effect, GSK is solely responsible for the commercial manufacture and supply of Horizant to support its development and commercialization within the United States. GSK is currently relying on a single source supplier for commercial and clinical supplies of Horizant. If GSK fails to qualify alternative manufacturers of Horizant, the current contract manufacturer terminates its agreement with GSK and GSK is otherwise unable to manufacture or contract to manufacture sufficient quantities of Horizant, the development and commercialization of Horizant could be impaired or delayed. If our collaboration agreement with GSK is terminated, we are entitled to specified manufacturing transition assistance from GSK, but would then be responsible for the manufacturing of Horizant following the transition period. Under the terms of our collaboration with Astellas, Astellas is solely responsible for the manufacture of Regnite/gabapentin enacarbil to support its development and commercialization within the Astellas territory. To our knowledge, Astellas is currently relying on single source suppliers for clinical supplies of Regnite/gabapentin enacarbil in API form. As a result, if Astellas fails to manufacture or contract to manufacture sufficient quantities of Regnite/gabapentin enacarbil or API, development and commercialization of Regnite/gabapentin enacarbil could be impaired or delayed in the Astellas territory. If we pursue development with respect to the rights we maintain on Horizant/gabapentin enacarbil or if our collaboration agreement with GSK is terminated, we will need to obtain clinical supplies from GSK or another supplier. As a result, if we are unable to obtain sufficient quantities of Horizant/gabapentin enacarbil from GSK at prices that are commercially attractive, and if we are unable to qualify an alternative supplier, it could delay the development of, and impair our ability to commercialize, Horizant/gabapentin enacarbil.

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

We rely on a single source supplier of levodopa, which is used to make XP21279, under purchase orders issued from time to time. We are aware of several alternative suppliers of levodopa, and we believe at least one alternative manufacturer could potentially supply levodopa in the event that our supplier determines to not sell levodopa to us at a price that is commercially attractive. If we determine to continue the development of XP21279 and were unable to qualify an alternative supplier of levodopa, this could further delay the development of, and impair our ability to commercialize, XP21279.

We rely on a single source supplier of XP21279 in API form under a manufacturing services and product supply agreement. In the event that such supplier terminates the agreement under specified circumstances, we would not be able to manufacture API until a qualified alternative supplier is identified and qualified, which could also further delay the development of, and impair our ability to commercialize, this product candidate. The API is manufactured by a four-step synthetic process that uses commercially available starting materials. There are no complicated chemistries or unusual equipment required in the manufacturing process.

We have purchased XP21279 formulated in sustained-release tablets from a single source supplier at specified transfer prices under quotations agreed upon by the parties as part of a master services agreement. We have recently qualified another supplier for the manufacture of XP21279 with carbidopa bi-layer tablets to be supplied under quotations agreed upon by the parties as part of a master services agreement. In the event that either supplier terminates its agreement under specified circumstances for the manufacture of XP21279 sustained-release tablets or carbidopa bi-layer tablets, we would not be able to manufacture XP21279 until an alternative supplier is qualified. If we determine to continue the development of XP21279, this could further delay the development of, and impair our ability to commercialize, XP21279.

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

Research and Development

Since inception, we have devoted a significant amount of resources to develop our product candidates. For the years ended December 31, 2011, 2010 and 2009, we recorded $43.8 million, $52.5 million and $70.7 million, respectively, in research and development expenses. As part of a restructuring that we implemented in March 2010 due to a significant delay in the regulatory review of Horizant, we eliminated our discovery research department, which prevents us from being able to discover additional product candidates at this time.

Potential Marketing and Sales of Our Product Candidates

Under the terms of our agreement with GSK, as currently in effect, if Horizant were approved for marketing by the FDA for the management of PHN, GSK would be responsible for: establishing pricing and reimbursement; creating promotional and advertising materials; managed care contracting; receiving, accepting and filling orders; distributing; controlling invoicing, order processing and collecting accounts receivable; and recording sales of Horizant in the United States for PHN. We would continue to share in the profits from the sale of Horizant in the United States for PHN. In connection with our Horizant co-promote arrangement, if we elect to deploy a sales force within three years following the approval of Horizant for RLS in the United States, we would also be responsible for co-promotion of Horizant, if approved for PHN. We may also be able to utilize that same sales force to promote other products in our pipeline, resulting in a more efficient commercial structure.

We also plan to establish additional development and commercialization partnerships with pharmaceutical and biotechnology companies to accelerate the completion of regulatory approval and product introduction and to maximize the breadth of the commercial opportunity of our other product candidates.

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

Horizant/Regnite.    Products that we believe compete with Horizant in the United States include the following drugs approved for the treatment of RLS: Mirapex (pramipexole) from Boehringer Ingelheim and generic pramipexole; and Requip (ropinirole) from GSK and generic ropinirole. In addition, Horizant could experience competition from Neupro (the rotigotine transdermal system), a dopamine agonist patch from UCB, which filed its NDA for the treatment of RLS with the FDA in 2007 to which the FDA provided a Complete Response letter in April 2010 that recommended reformulation of Neupro before making it available in the U.S. market for the treatment of RLS. In Japan, we believe that Regnite could compete with pramipexole, which was approved in 2010 for the treatment of RLS. In addition, Otsuka Pharmaceutical Co., Ltd. filed an NDA in Japan in December 2011 for the Rotigotine Patch, a transdermal patch that has been developed as a treatment for RLS, which, if approved, could compete with Regnite.

If Horizant is approved for the management of PHN, products that we believe could compete with Horizant in the United States include drugs that act on the same target as Horizant, such as Lyrica (pregabalin), Neurontin (gabapentin) from Pfizer, generic gabapentin and Gralise (once-daily formulation of gabapentin) from Depomed, Inc. Horizant could also experience competition from a capsaicin patch (marketed as Qutenza by NeurogesX, Inc.) and transdermal patches containing the anesthetic known as lidocaine, which are sometimes used for the management of PHN.

AP.    We anticipate that, if approved, AP would experience competition from several generic drugs approved for the treatment of spasticity, including racemic baclofen, diazepam, dantrolene sodium and tizanidine. In addition, the FDA has approved Botox (onabotulinumtoxin A) from Allergan Inc. to treat spasticity in the flexor muscles of the elbow, wrist and fingers in adults. Therapies in development for the treatment of spasticity based on sustained-release versions of baclofen include IPX056 from Impax Laboratories, Inc. and Baclofen GRS from Sun Pharma Advanced Research Company Limited.

XP21279.    We anticipate that, if approved, XP21279 would compete with therapies including: generic levodopa/carbidopa drugs and other drugs approved for the treatment of Parkinson’s disease, including Stalevo, a combination therapy of levodopa/carbidopa/entacapone that is marketed in the United States by Novartis; dopamine agonists such as Mirapex (pramipexole) as well as Requip (ropinirole) and Requip XL (ropinirole extended-release tablets), which are marketed by Boehringer Ingelheim and GSK, respectively; as well as generic dopamine agonists, including pramipexole and ropinirole. In addition, XP21279 could also experience competition from the rotigotine transdermal system (a dopamine agonist patch known as Neupro by UCB) that was previously approved for the treatment of Parkinson’s disease; however, in April 2010, the FDA provided UCB a Complete Response letter that recommended reformulation of Neupro before making it available in the U.S. market for the treatment of Parkinson’s disease. In December 2011, Impax Labs submitted an NDA for IPX066, an extended-release formulation of levodopa/carbidopa. Other therapies under development in the United States include levodopa/carbidopa formulations such as Duodopa (a levodopa/carbidopa gel delivered by a portable pump directly into the duodenum being developed by Solvay) as well as DM-1992 and OS-320

(extended-release formulations of levodopa/carbidopa being developed by Depomed and Osmotica Pharmaceutical Corp., respectively).

There may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our product or product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our product and product candidates.

Government Regulation

Product Approval Process

The clinical testing, manufacturing, labeling, storage, record keeping, advertising, promotion, export and marketing, among other things, of our product and product candidates are subject to extensive regulation by governmental authorities in the United States and other countries. The FDA, under the FDCA, regulates pharmaceutical products in the United States. The steps required before a drug may be approved for marketing in the United States generally include:

•	preclinical laboratory tests and animal tests;

•	the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	the submission to the FDA of an NDA;

•	FDA acceptance, review and approval of the NDA; and

•	satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with current Good Manufacturing Practices, or cGMPs.

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

The results of preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product. The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that our or our collaborative partners’ data is insufficient for approval and require additional preclinical, clinical or other studies. For example, in November 2008, GSK and we agreed to withdraw the initial NDA submission for Horizant following discussions with the FDA in which the FDA requested that we reformat existing data for a submitted Phase 3 clinical trial. The NDA for this product candidate was then resubmitted in January 2009 with the appropriate data reformatted, and subsequently, in February 2010, GSK received a Complete Response letter from the FDA regarding the NDA for Horizant. The letter indicated that a preclinical finding of pancreatic acinar cell tumors in rats was of sufficient concern to preclude approval of the Horizant NDA for RLS in its form at that time. In November 2010, the FDA accepted for review GSK’s NDA resubmission for Horizant for the treatment of RLS, designated the Horizant NDA resubmission as a Class 2 response and set a new PDUFA date of April 6, 2011, at which time the FDA approved Horizant for the treatment of patients with RLS in the United States.

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

Pursuant to the terms of our collaboration agreement with GSK, as currently in effect, GSK is the sponsor of the NDA for Horizant for the treatment of RLS, the sponsor of the sNDA for Horizant for the management of PHN and is responsible for leading the registration of Horizant for any additional indications in the United States. For our other product candidates that are undergoing clinical trials, we intend to follow the development pathway permitted under the FDCA that will maximize the commercial opportunities for these Transported Prodrugs. We are evaluating both Section 505(b)(1) and Section 505(b)(2) NDA routes for our Transported Prodrugs. In the event that we decide to utilize Section 505(b)(2) of the FDCA to pursue an approval of our

Transported Prodrugs in indications for which the relevant parent drug has previously been approved, we will engage in discussions with the FDA to determine which, if any, portions of our development program can be modified.

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

Once the NDA submission has been accepted for filing, the FDA sets a PDUFA date that informs the applicant of the specific date in which the FDA intends to complete their review. This is typically 10 months from the date of filing the NDA application. The review process is often extended by FDA requests for additional information or clarification. Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with cGMPs. The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied, the FDA requires additional testing or information and/or the FDA requires post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA approval of any NDA submitted by us or GSK will be at a time the FDA chooses.

Post-Marketing Regulations

If the FDA grants regulatory approval of a product, such approval may entail limitations on the indicated uses for which such product may be marketed. The FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards and requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require additional clinical trials, including Phase 4 post-marketing studies, to provide additional data on safety, to monitor the effect of approved products or for other reasons. The failure of such trials can result in a range of regulatory actions, including limiting further marketing of the product or withdrawal of the product from the market. The FDA approval for Horizant for the treatment of RLS included requirements for GSK to conduct a program of post-marketing commitments, or PMCs, and post-marketing requirements, or PMRs, in adults, including a 12-week, double-blind, placebo-controlled efficacy study, two simulated driving studies, a drug-drug interaction study with morphine and a cardiovascular safety study. As part of this program, the FDA also requested an evaluation of 300 mg and 450 mg tablets of Horizant, dosed once per day. GSK will also conduct a pediatric program for subjects 13 years and older. The pediatric clinical program, which is scheduled to commence after requested adult data is obtained and reviewed by the FDA, includes a pharmacokinetics study, a parallel, fixed-dose response efficacy study, a long-term safety study and a simulated driving study. The specific protocol submission and trial completion dates for these PMCs/PMRs range from April 2011 through July 2024. If our collaboration agreement with GSK is terminated, we could be responsible for completing these PMCs and PMRs.

If we or our collaborative partners obtain regulatory approval for a product, this clearance will be limited to those diseases and conditions for which the FDA agrees that the product is safe and effective, as demonstrated through clinical trials and as described in the FDA-approved product label. Thus, further studies will be required to gain approval for the use of a product as a treatment for clinical indications other than the indication for which the product was initially approved. For example, even though Horizant has been approved by the FDA for the treatment of RLS, we or GSK will need to obtain FDA approval in order to market Horizant for other indications, including PHN. Even if regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. Further, if there are any modifications to the drug, including any change in indication, manufacturing process, labeling or manufacturing facility, it is necessary to submit an application to the FDA seeking approval of such changes. Also, the FDA can place restrictions on approval and marketing utilizing its authority under applicable regulations. Discovery of previously unknown problems with a medicine, manufacturer or facility may result in restrictions on the marketing or manufacturing of an approved product, including costly recalls or withdrawal of the product from the market. The FDA has broad post-market regulatory and enforcement powers, including the ability to suspend or delay issuance of approvals, seize or recall products, withdraw approvals, enjoin violations and institute criminal prosecution. Additionally, the FDA regulates the labeling, storage, record-keeping, advertising and promotion of prescription pharmaceuticals. In the course of practicing medicine, physicians may legally prescribe FDA-approved drugs for an indication that has not been approved by the FDA and which, therefore, is not described in the product’s approved labeling. This prescribing practice is known as “off-label use.” The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA and other governmental agencies do, however, restrict communications on the subject of off-label use by a manufacturer or those acting on behalf of a manufacturer, and companies may not promote FDA-approved drugs for off-label uses. Marketed products are subject to continued regulatory oversight by the FDA’s Office of Prescription Drug Promotion. Certain products approved by the FDA may only be marketed if the promotional materials advertising such products carry certain warnings. Failure to comply with applicable regulations could result in marketing restrictions, financial or criminal penalties and/or other sanctions.

The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. The U.S. Drug Enforcement Agency, or DEA, regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Pregabalin is classified as a controlled substance (Schedule V), which could increase the possibility that Horizant would be classified as a controlled substance in the future because they are believed to act on the same therapeutic target. If any of our product candidates contains a scheduled substance, it would be subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA would regulate the amount of the scheduled substance that would be available for clinical trials and commercial distribution.

We and our collaborative partners also are subject to a variety of foreign regulations governing clinical trials and the marketing of our products. Outside the United States, our ability to market a product depends upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. In any country, however, we and our collaborative partners will only be permitted to commercialize our products if the appropriate regulatory authority is satisfied that we have presented adequate evidence of safety, quality and efficacy. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The time needed to secure approval may be longer or shorter than that required for FDA approval. The regulatory approval and oversight process in other countries includes all of the risks associated with the FDA process described above.

Pharmaceutical Pricing and Reimbursement

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Initiatives to reduce the federal deficit and to reform healthcare delivery are increasing cost-containment efforts. We anticipate that Congress, state legislatures and the private sector will continue to review and assess alternative benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals and other fundamental changes to the healthcare delivery system. Any proposed or actual changes could limit or eliminate our spending on development projects and affect our ultimate profitability. In March 2010, the Patient Protection Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law. Such laws are anticipated to have a wide range of effects on the management of healthcare in the United States, including potentially on the pricing and availability of government reimbursement for pharmaceutical products. The full effect of the healthcare reform acts are still unknown, and we are evaluating the impact such laws could have on our business. Legislative debate is expected to continue in the future, and market forces are expected to drive reductions of healthcare costs.

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

Pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003, Medicare beneficiaries are eligible to obtain subsidized prescription drug coverage from a choice of private sector plans. Approximately 90% of Medicare beneficiaries now have coverage for prescription medicines. The use of pharmaceuticals has increased slightly among some patients as the result of the expanded access to medicines afforded by coverage under Medicare. However, such expanded utilization has been largely offset by increased pricing pressure and competition due to the enhanced purchasing power of the private sector plans that negotiate on behalf of Medicare beneficiaries and by an increase in the use of generic medicines in this population.

Facilities

We lease approximately 162,000 square feet of office and laboratory space in two adjacent buildings in Santa Clara, California, where we conduct our operations in one of the buildings and the other is vacant. The leases expire concurrently in August 2013, although we have the option to extend both leases for two additional terms of five years each. The 2011 aggregate annual rental amount payable under the leases was approximately $5.5 million.

Employees

As of December 31, 2011, we had 112 full-time employees, 68 of whom were engaged in product development activities. Sixty-six employees hold post-graduate degrees, including five with M.D. degrees and 26 with Ph.D. degrees. Our employees are not represented by a collective bargaining agreement. We believe our relations with our employees are good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of February 1, 2012:

Name	Age	Position
Ronald W. Barrett, Ph.D.	56	Chief Executive Officer and Director
Vincent J. Angotti	44	Senior Vice President, Chief Commercialization Officer
Gianna M. Bosko.	42	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Kenneth C. Cundy, Ph.D.	52	Senior Vice President of Preclinical and Clinical Sciences
William G. Harris	53	Senior Vice President of Finance and Chief Financial Officer
David R. Savello, Ph.D.	66	Senior Vice President of Development Operations

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

Available Information

We file electronically with the U.S. Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our Web site at www.XenoPort.com, free of charge, copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, copies of these reports are located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov.

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

We have a limited operating history and have incurred cumulative losses of $420.8 million since our inception in May 1999, including net losses of $33.4 million, $82.5 million and $66.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. If we decide to establish a sales force or achieve regulatory approval of additional product candidates, we may incur significant expenses. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or sustain profitability. On April 6, 2011, the U.S. Food and Drug Administration, or FDA, approved our first product, known in the United States as Horizant (gabapentin enacarbil) Extended-Release Tablets, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults. Glaxo Group Limited, or GSK, began promoting Horizant in the United States in July 2011 pursuant to a collaboration agreement with us. On January 17, 2012, the Japanese Ministry of Health, Labor and Welfare, or MHLW, approved Astellas Pharma Inc.’s new drug application, or NDA, for the use of gabapentin enacarbil, which will be known as Regnite in Japan, as a treatment for patients with RLS.

To date, we have not generated substantial revenue from Horizant or Regnite. We have financed our operations primarily through the sale of equity securities, non-equity payments from collaborative partners and interest earned on investments. We have devoted substantially all of our efforts to research and development, including clinical trials. If we or our collaborative partners are unable to develop and commercialize our product candidates, if development is delayed or if sales-related revenue from Horizant, Regnite or any other product candidate that receives marketing approval is insufficient, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our success depends substantially on the success of Horizant and Regnite, and we currently depend on GSK and Astellas to commercialize Horizant and Regnite, respectively. If GSK or Astellas do not successfully market and sell Horizant and Regnite, we may be unable to generate significant product revenue from Horizant and Regnite.

GSK commercially launched Horizant in the United States in July 2011. Until such time, if any, as we exercise the right to revert to a net sales royalty under the GSK collaboration agreement, assuming the agreement is not terminated, we are sharing profits and losses from net sales of Horizant. Although we have elected the co-promotion arrangement, we have the right to delay the deployment of our sales force for up to three years following the approval of Horizant in the United States, and our share of losses from the joint profit and loss will be forgiven up to a maximum of $10.0 million. Under the terms of the collaboration agreement, as currently in effect, prior to the time that we establish our sales force, GSK remains responsible for the commercialization of Horizant for RLS and any other indications that may obtain regulatory approval. We have limited control over the amount and timing of resources that GSK dedicates to the marketing of Horizant. Our ability to generate revenue from our co-promotion and contingent payments from GSK depends on GSK’s ability to achieve market acceptance of, and to otherwise effectively market, Horizant for the treatment of RLS. For the year ended December 31, 2011, net sales in the United States of Horizant as recorded by GSK were only $2.0 million. We believe that GSK has failed to devote sufficient resources to the commercialization, marketing and distribution of Horizant, including by failing to develop or expand the sales forces necessary for the most effective promotion of Horizant. For example, as part of a restructuring within its organization in 2011, GSK realigned its promotion efforts on Horizant, including reducing the number of territories represented by its neurology-focused sales team primarily promoting Horizant from approximately 500 to 300 territories. In addition, in 2011, GSK announced new corporate policies, including that it would no longer use individual sales targets as a component of compensation for its sales force. In January 2012, we delivered a notice of dispute and notice of breach and termination to GSK, and in February 2012, we and GSK each initiated legal proceedings in connection with the collaboration agreement. If our collaboration agreement with GSK is not terminated and GSK does not increase the amount of resources promoting Horizant, the commercial potential of Horizant will be harmed or limited and our business will suffer. In the event that our agreement with GSK terminates and commercialization rights to Horizant revert to us, we may be unable to successfully market and sell Horizant or enter into arrangements with third parties to do so.

In addition, GSK (or we, in the event that our agreement with GSK terminates and commercialization rights to Horizant revert to us) could fail to comply with applicable regulatory guidelines with respect to the marketing and manufacturing of Horizant or with post-marketing commitments or requirements mandated by the FDA, which could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal to approve any NDAs. Any of these results could limit or prevent our or GSK’s ability to successfully market and sell Horizant, and we may be unable to generate significant product revenue from Horizant.

Regnite was approved in Japan in January 2012. We will receive mid-teen royalties on any net sales of Regnite. We have limited control over the amount and timing of resources that Astellas will dedicate to the marketing of Regnite, and Astellas could fail to commercialize, market and distribute Regnite.

Horizant or Regnite may not achieve significant sales, even if we, GSK or Astellas devote substantial resources to its commercialization. The success of Horizant and Regnite is dependent on a number of factors, which include competition from alternative treatments for RLS, including generic treatments in the United States, pricing pressures and whether Horizant and Regnite can obtain sufficient third-party coverage or reimbursement, among other factors that are described below.

We and GSK have each initiated litigation proceedings related to the collaboration agreement, and we have delivered a notice of termination of the agreement to GSK. The timing and outcome of such legal proceedings are uncertain, and such proceedings could be costly and divert management’s time and attention, thereby harming our business.

In January 2012, we provided notice, or the Notice, to GSK of our belief that, among other matters, GSK has materially breached its contractual obligation to use commercially reasonable efforts to (i) maximize the sales of Horizant in an expeditious manner and (ii) achieve the sales milestones set forth in our collaboration agreement. The collaboration agreement provides that we may terminate the agreement in the event that GSK shall have materially breached or defaulted in the performance of any of its material obligations under the agreement, and such default shall have continued for 90 days after the date of GSK’s receipt of written notice of the breach. The Notice provides that any such termination would become effective at the end of such 90-day period, which will expire on April 24, 2012, unless GSK has cured any such breach or default prior to such date. If the agreement is terminated as a result of breach by GSK, certain Horizant product rights would revert to us, and we would be entitled to specified transition assistance from GSK.

However, on February 23, 2012, GSK filed a complaint, or the GSK Complaint, in the United States District Court for the District of Delaware naming us and other unspecified individuals as defendants. Pursuant to the GSK Complaint, GSK is seeking declaratory judgment that it is not in breach of the collaboration agreement and that we do not have the right to terminate the collaboration agreement as a result of GSK’s performance under the agreement to date. Following the expiration of the contractually specified period of time for resolution of the dispute by the requisite officers of the parties, on February 24, 2012, we filed a complaint, or the XenoPort Complaint, in the Superior Court of the State of California in the County of Santa Clara against GSK and its affiliates, GlaxoSmithKline LLC and GlaxoSmithKline Holdings (Americas) Inc., for breach of contract, fraud, breach of fiduciary duty, breach of the covenant of good faith and fair dealing and unfair competition. Pursuant to the XenoPort Complaint, in addition to injunctive and equitable relief, we are seeking damages for lost profits, damage to the value of Horizant and unattained royalties and milestone payments in an amount to be proven at trial, as well as punitive damages and restitution.

We cannot predict the outcome of the litigation related to the GSK Complaint and the XenoPort Complaint or when or if the collaboration agreement will be terminated or the ultimate terms of any termination of the agreement. These lawsuits are subject to inherent uncertainties, including with respect to the timing and ultimate outcome of any resolution thereof, and the actual cost of pursuing or defending these lawsuits will depend upon many unknown factors. Pursuing or defending these legal proceedings will also be time-consuming for our management and will detract from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with this litigation, and may not prevail in either of these legal proceedings. In addition, the uncertainty of the litigation could lead to more volatility in our stock price and more uncertainty as to the prospects for Horizant.

If the commercialization rights to Horizant revert to us and we are unable to establish sales, marketing and distribution capabilities to market Horizant, or enter into arrangements with third parties to do so, sales of Horizant and our business will be harmed.

In the event that our agreement with GSK terminates and product rights to Horizant revert to us, we may need to obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force, or we may need to build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. We may not be able to enter into such arrangements with third parties in a timely manner or on acceptable terms, or to establish sales, marketing and distribution capabilities of our own. Such additional contracting or development of a sales organization could be time-consuming and delay our potential commercialization of Horizant.

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

In the event we do establish a sales force, the competition for qualified personnel in the pharmaceutical and biotechnology field is intense, and we may experience difficulties in recruiting, hiring and retaining qualified individuals. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. If the commercialization rights to Horizant revert to us, our future financial performance and, if we do establish a sales force, our ability to commercialize Horizant and compete effectively will depend, in part, on our ability to manage any future growth effectively. Because of the numerous risks and uncertainties involved with establishing our own sales and marketing capabilities, we are unable to predict when, or if, we will establish our own sales and marketing capabilities. If we are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing Horizant or our product candidates, which would adversely affect our business and financial condition.

Our success also depends substantially on our advanced product candidates that are still under development. If we or our collaborative partners are unable to bring any of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be reduced.

Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of our product candidates. GSK filed a 505(b)(2) supplemental NDA, or sNDA, with the FDA in August 2011 for Horizant for the potential management of postherpetic neuralgia, or PHN. We have initiated a Phase 3 clinical program to evaluate our second product candidate, arbaclofen placarbil, or AP (previously known as XP19986), for the potential treatment of spasticity in multiple sclerosis, or MS, patients. Our other product candidates are either in Phase 2 clinical development or in various stages of preclinical development. Any of our product candidates could be unsuccessful if it:

•	does not demonstrate acceptable safety and efficacy in preclinical studies or clinical trials or otherwise does not meet applicable regulatory standards for approval;

•	does not offer therapeutic or other improvements over existing or future drugs used to treat the same conditions;

•	is not capable of being produced in commercial quantities at acceptable costs;

•	is not accepted in the medical community; or

•	is not reimbursed by third-party payors or is reimbursed only at limited levels.

For example, in March 2011, we announced that we would not be investing further in the development of AP at this time as adjunctive treatment of gastroesophageal reflux disease, or GERD, following completion of a Phase 2 clinical trial of AP that did not demonstrate statistically significant improvements of AP over placebo in the analysis of the primary endpoint. In addition, in December 2011, following our preliminary results of a Phase 2 clinical trial of XP21279 for the potential treatment of patients with Parkinson’s disease who were experiencing motor fluctuations, we announced that we plan to defer further investment in the program pending the outcome of our data analysis and discussions with Parkinson’s disease experts and possibly regulatory authorities. If we or our collaborative partners are unable to make additional product candidates commercially available, we may not be able to generate substantial product revenues, which would adversely affect our business and financial condition. The results of our clinical trials to date do not provide assurance that acceptable efficacy or safety will be shown upon completion of future clinical trials.

If we or our partners are not able to obtain or maintain required regulatory approvals, we or our partners will not be able to commercialize Horizant, Regnite or our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA and other agencies in the United States and by comparable authorities in other countries. The inability to obtain or maintain FDA approval or approval from comparable authorities in other countries would prevent us and our collaborative partners from commercializing Horizant, Regnite or our product candidates in the United States or other countries. Although Horizant and Regnite have been approved for commercial sale in the United States and Japan, respectively, we or our collaborative partners may never receive regulatory approval for the commercial sale of our product candidates, including Horizant for the management of PHN and AP for the treatment of spasticity. In addition, even if a product candidate ultimately receives regulatory approval, the regulatory process may include significant delays that could harm our business. For example, in February 2010, GSK received a Complete Response letter from the FDA in which a preclinical finding of pancreatic acinar cell tumors in rats precluded approval of the Horizant NDA for the treatment of RLS at that time. GSK responded to questions raised by the FDA in the Complete Response letter with an NDA resubmission, which included new data from nonclinical studies of Horizant and two epidemiology studies conducted by GSK exploring gabapentin use and cancer based on the UK General Practice Research Database, as well as a final safety update that provided updated or new safety information on patients in clinical studies who had been treated with Horizant. GSK also amended the NDA from a Section 505(b)(1) to a 505(b)(2) application in order for the FDA to be able to consider published gabapentin nonclinical data in their assessment of Horizant. Horizant subsequently received approval from the FDA in April 2011. However, our business was harmed due to the delay in obtaining approval for Horizant as a treatment for RLS. Moreover, if the FDA requires that any of our products or product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our collaborative partners will be unable to continue or begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our products or product candidates is classified as a controlled substance by the DEA, we or our collaborative partners would have to register annually with the DEA and those products or product candidates would be subject to additional regulation.

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

Changes in the regulatory approval policy during the development period, changes in, or the enactment of, additional regulations or statutes or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an NDA. If the FDA were to miss a Prescription Drug User Fee Act, or PDUFA, timing goal for one of our product candidates, the development and commercialization of the product candidate could be delayed or impaired. For example, in November 2009, the FDA notified GSK that it was extending the PDUFA timing goal for Horizant for the treatment of RLS to February 2010, and it is possible that the FDA could extend the PDUFA timing goal for Horizant for the management of PHN. In addition, the Food and Drug Administration Amendments Act of 2007, or FDAAA, mandates FDA advisory committee reviews of all new molecular entities as part of the NDA approval process, although the FDA maintains discretion under FDAAA to approve NDAs for new molecular entities without advisory committee reviews in certain instances. The FDA may convene an advisory committee at any time during the review process. The advisory committee review process can be a lengthy and uncertain process that could delay the FDA’s NDA approval and delay or impair the development and commercialization of our product candidates.

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

Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials, and we or our collaborative partners may be unable to maintain regulatory approvals for our products. For example, the FDA approval for Horizant for the treatment of RLS included requirements for GSK to conduct a number of post-marketing studies, including a 12-week, double-blind, placebo-controlled efficacy study, two simulated driving studies, a drug-drug interaction study with morphine and a cardiovascular safety, or QTc, study. As part of this program, the FDA also requested an evaluation of 300 mg and 450 mg tablets of Horizant, dosed once per day, as a post-marketing commitment, or PMC. GSK will also conduct a pediatric program for subjects 13 years and older. The specific protocol submission and trial completion dates for these studies range from April 2011 through July 2024. In the event that our collaboration agreement with GSK terminates and rights to Horizant revert to us, we may be responsible for fulfilling these post-marketing study requirements, which could increase our costs and divert management time and resources away from our commercialization efforts or the development of our product candidates. In addition, the FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

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

Although we have reached agreement with the FDA on a Special Protocol Assessment, or SPA, relating to our pivotal Phase 3 clinical trial of AP for the treatment of spasticity in patients with MS, this agreement does not guarantee any particular outcome with respect to regulatory review of the pivotal trial or with respect to regulatory approval of AP.

The protocol for the pivotal Phase 3 clinical trial of AP for the treatment of spasticity in patients with MS was reviewed by the FDA under the SPA process, which allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of an NDA and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. Reaching agreement with the FDA on an SPA is not an indication of approvability. Even if we believe that the data from the pivotal Phase 3 clinical trial are supportive, an SPA agreement is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, the pivotal Phase 3 clinical trial will be adequate to demonstrate the safety and efficacy of AP for the treatment of spasticity in patients with MS, or will otherwise be sufficient to support FDA or any foreign regulatory approvals. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, new drugs are approved in the same indication or if we fail to comply with the agreed upon trial protocols. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the pivotal Phase 3 clinical trial. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the pivotal trial or whether AP will receive any regulatory approvals. Therefore, despite the potential benefits of the SPA agreement, significant uncertainty remains regarding the clinical development of and regulatory approval process for AP for the treatment of spasticity in patients with MS, and it is possible that we might never receive any regulatory approvals for AP.

We depend on collaborations to complete the development and commercialization of some of our product candidates. These collaborations may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

In December 2005, we entered into a collaboration agreement with Astellas for the development and commercialization of gabapentin enacarbil, also known as Regnite, in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. In February 2007, we entered into an exclusive collaboration with GSK to develop and commercialize gabapentin enacarbil (also known by the trade name Horizant (gabapentin enacarbil) Extended-Release Tablets in the United States) worldwide, excluding the Astellas territory. In November 2010, we amended and restated our collaboration agreement with GSK, pursuant to which we reacquired all rights to gabapentin enacarbil outside of the United States previously granted to GSK and obtained the right to pursue development of Horizant for: (i) the potential treatment of diabetic peripheral neuropathy, or DPN; (ii) the potential treatment of PHN, to the extent that a product label would reflect a superiority claim over a currently approved drug; and (iii) any additional indications in the United States.

We may enter into additional collaborations with third parties to further develop and commercialize gabapentin enacarbil and/or to develop and commercialize some of our product candidates. Our dependence on Astellas and GSK for the development and commercialization of Regnite and Horizant, respectively, subjects us to, and our dependence on future collaborators for development and commercialization of our product candidates will subject us to, a number of risks, including:

•

we are not able to control the amount and timing of resources that Astellas and GSK devote to the development or commercialization of Regnite and Horizant, respectively, or to their marketing and distribution;

•

disputes may arise between us and our collaborators, such as the current litigation proceedings with GSK, that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;

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

•

if we co-promote a product with a collaborator, if we do not receive timely and accurate information from our collaborator regarding sales activities, expenses and resulting operating profits and losses, our estimates at a given point of time could be incorrect and we could be required to record adjustments in future periods or restate our financial results for prior periods;

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

•	business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

•	a collaborator could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors;

•	collaborators may experience financial difficulties; and

•	the collaborations may be terminated or allowed to expire, which would delay the development or commercialization and may increase the cost of developing or commercializing our product candidates.

For example, in October 2007, we entered into a collaboration agreement with Xanodyne Pharmaceuticals, Inc. for the development and commercialization of XP21510 in the United States. Effective July 2009, Xanodyne terminated the collaboration agreement.

As a further example, we cannot control the process for securing FDA approval of Horizant for the potential management of PHN. GSK is responsible for all interactions with the FDA. If the FDA requires additional studies or trials evaluating the safety or efficacy of Horizant for PHN, or imposes conditions on any approval of Horizant for the management of PHN, GSK would be responsible for performing such studies or trials and would control decisions with respect to the acceptance and implementation of any conditions to approval. We cannot control the amount and timing of resources that GSK or Astellas devotes to the development or commercialization of Horizant or Regnite, respectively, or their marketing and distribution. In February 2010, GSK announced that it proposed to cease discovery research in certain neuroscience areas, including depression and pain. GSK or Astellas may abandon further development or the pursuit of regulatory approval of Horizant or Regnite and may terminate their respective collaboration agreements with us at any time, which could delay or impair the development and commercialization of Horizant or Regnite and harm our business.

If we do not establish collaborations for our product candidates, we will have to alter our development and commercialization plans.

Our strategy includes selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our product candidates. We intend to do so, especially for indications that involve a large, primary care market that must be served by large sales and marketing organizations. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time consuming to negotiate and document. We may not be able to negotiate additional collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional collaborations because of the numerous risks and uncertainties associated with establishing additional collaborations. If we are unable to negotiate additional collaborations, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues.

We will continue to need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We will continue to need to raise additional capital to fund our operations and complete the development of our product candidates. In addition, we may need to raise additional capital to fund our commercialization efforts, including the potential establishment of a sales force and marketing and distribution capabilities. Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the timing and amount of our share of operating losses from our GSK collaboration;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from Horizant, Regnite and our other potential products;

•	the timing of any milestone and contingent payments under our collaborative arrangements;

•	the costs and expenses associated with the litigation proceedings related to the XenoPort Complaint, the GSK Complaint and the notice of termination of the collaboration agreement with GSK;

•

if our collaboration with GSK is not terminated, the timing and costs of our establishment of a sales force to support our co-promotion of Horizant for the treatment of RLS, if we establish a sales force;

•

if our collaboration with GSK is terminated and rights to Horizant revert to us, the timing and costs of establishing third party arrangements to market and sell Horizant if we choose or are unable to establish sufficient sales, marketing and distribution capabilities on our own;

•	the cost of manufacturing clinical, and establishing commercial, supplies of our product candidates and any products that we may develop;

•

the number and characteristics of product candidates that we pursue, including rights related to Horizant that we obtained pursuant to our amended and restated collaboration agreement with GSK or that we may obtain if the collaboration with GSK is terminated;

•	the cost, timing and outcomes of regulatory approvals, if any;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish or modify;

•	the cost and expenses associated with any potential litigation, including any further litigation arising from our collaboration agreement with GSK;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent of product development funding under our current collaborative arrangements; and

•

the extent to which we acquire or invest in businesses, products or technologies that complement our business, although we have no commitments or agreements relating to any of these types of transactions.

Until we can generate a sufficient amount of product revenues, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. If we raise additional funds by issuing our common stock, or securities convertible into or exchangeable or exercisable for common stock, our stockholders will experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our financial condition, the outcome of the litigation proceedings with GSK, including whether our collaboration with GSK will terminate and on what terms, and/or current economic conditions, including the effects of disruptions to and volatility in the credit and financial markets in the United States, the European Union and other regions of the world, including those resulting from or associated with rising government debt levels.

We believe that our existing capital resources and anticipated milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the third quarter of 2013. This estimate assumes receipt of a potential $10.0 million milestone payment from GSK associated with the possible approval of Horizant for the management of PHN, assuming such approval occurs and the collaboration agreement with GSK is effective at the time of such approval. We have based our cash sufficiency estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential milestones receivable under our current collaborations.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may:

•	terminate or delay clinical trials for one or more of our product candidates;

•	curtail significant drug development programs that are designed to identify new product candidates;

•	delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize Horizant or our product candidates; or

•	exercise the right to revert to a net sales royalty-based compensation structure and forego the right to co-promote Horizant in the United States, if our agreement with GSK is not terminated.

For example, in January 2009, we suspended preclinical development activities for XP20925, our Transported Prodrug of propofol, to focus our resources on development of later-stage product candidates. In addition, in March 2010, as a result of the Complete Response letter that precluded approval of the Horizant NDA for RLS in its form at that time, we implemented a restructuring plan to reduce expenses, focus our resources on advancement of our later-stage product candidates and eliminate our discovery research efforts. In connection with this restructuring, we postponed the commencement of additional clinical trials of AP as a potential treatment for spasticity until 2011 to focus our clinical development resources on the completion of the Phase 2 clinical trial of AP as a potential treatment for GERD.

If our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans, we will not be able to commercialize our product candidates.

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. A failure of one or more of our clinical trials could occur at any stage of testing. For example, in July 2010, GSK announced top-line results from a 30-week, double-blind, placebo-controlled, Phase 2 clinical trial of Horizant as a potential prophylactic treatment for migraine headaches in which Horizant did not demonstrate a statistically significant improvement on the primary endpoint when compared to placebo. Long-term safety concerns may also prevent the approval of any of our product candidates by a regulatory authority. For example, in February 2010, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats precluded FDA approval of the Horizant NDA for RLS in its form at that time. In addition, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process, which could delay or prevent our or our collaborative partners’ ability to commercialize our product candidates, including:

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

For example, based on the results of a planned interim analysis of the clinical data, although no safety concerns were noted, Astellas terminated its Phase 2 clinical trial of Regnite as a potential treatment for DPN due to difficulty in demonstrating a statistically significant advantage of Regnite over placebo. As a result, Astellas does not intend to continue the development of Regnite in Japan as a potential treatment for DPN at this time. Any delay in commencing or completing clinical trials for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition. In addition, unforeseen safety issues or side effects could result from our collaborators’ current or future clinical trials, which could delay or negatively impact commercialization of our product candidates. It is also possible that none of our product candidates will complete clinical trials in any of the markets in which we or our collaborators intend to sell those product candidates. Accordingly, we or our collaborators would not receive the regulatory approvals needed to market our product candidates, which would severely harm our business and financial condition.

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

As an illustrative example, in 2011, the FDA announced that certain bioanalytical studies conducted by a contract research organization may need to be repeated or confirmed by the pharmaceutical company sponsors of the marketing applications that included such studies. The FDA’s decision was the result of two inspections and an internal audit at a facility that identified significant instances of misconduct and violations of federal regulations, including falsification of documents and manipulation of samples. Although we have not contracted with this contract research organization for any studies or clinical trials, if one of the contract research organizations that conducted trials on our behalf were found to have similar or other violations, the FDA may require such trials to be repeated or it may affect the approvability of our product candidates and harm our business.

An NDA submitted under Section 505(b)(2) of the Food, Drug and Cosmetic Act subjects us to the risk that we or a collaborative partner may be subject to a patent infringement lawsuit that would delay or prevent the review and approval of our product candidate.

Certain product candidates that we develop may be submitted to the FDA for approval under Section 505(b)(2) of the Food, Drug and Cosmetic Act, or FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. For example, in connection with the October 2010 Horizant NDA resubmission, GSK amended the Horizant NDA from a Section 505(b)(1) to a Section 505(b)(2) application in order for the FDA to be able to consider published gabapentin nonclinical data in its assessment of Horizant. GSK filed a Section 505(b)(2) supplemental NDA application for Horizant as a potential treatment for PHN in August 2011. In addition, if we receive positive results in our Phase 3 clinical trials of AP as a potential treatment for spasticity in MS patients, we intend to file an NDA with the FDA under Section 505(b)(2) seeking approval of AP in this indication. The Section 505(b)(2) application would enable us to reference published literature and the FDA’s previous finding of safety and effectiveness for baclofen, a drug that has been approved by the FDA for the alleviation of signs and symptoms of spasticity in patients with MS and may also be of some value in patients with spinal cord injuries and other spinal cord diseases.

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

The commercial success of Horizant, Regnite or any other products that we or our partners may develop will depend upon the degree of market acceptance among physicians, patients, healthcare payors and the medical community.

Horizant, Regnite or any other products that result from our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues and we may not become profitable. The degree of market acceptance of Horizant, Regnite or any products resulting from our product candidates will depend on a number of factors, including:

•	the ability to offer such products for sale at competitive prices;

•	sufficient third-party coverage or reimbursement for such products;

•	the product labeling required by the FDA, the Japanese MHLW or any other regulatory authorities;

•	demonstration of efficacy and safety in clinical trials;

•	the prevalence and severity of any side effects;

•	potential or perceived advantages over alternative treatments;

•	perceptions about the relationship or similarity between our product candidates and the parent drug upon which each Transported Prodrug candidate is based;

•	the timing of market entry relative to competitive treatments;

•	relative convenience and ease of administration; and

•	the strength of marketing and distribution support.

Our ability to generate revenue from Horizant, Regnite or any other products that we may develop will depend on reimbursement and drug pricing policies and regulations.

In both U.S. and foreign markets, our ability to commercialize our products successfully and to attract strategic partners for our products depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations and private health insurers. Many patients may be unable to pay for Horizant, Regnite or any other products that we or our collaborative partners may develop. We cannot be sure that significant reimbursement in the United States, Japan, Europe or elsewhere will be available for Horizant, Regnite or any other products that we or our partners may develop, and any reimbursement that may become available may be decreased or eliminated in the future. In Japan, under the National Health Insurance, the MHLW sets reimbursement pricing for pharmaceutical products, and will set the price that Astellas may charge for Regnite. If the price for Regnite is not set at a commercially reasonable level, Astellas may reduce their promotional efforts for, or may not commercialize, Regnite. Third-party payors increasingly are challenging prices charged for medical products and services, and many third-party payors may refuse to provide reimbursement for particular drugs when an equivalent generic drug is available. Although we believe Horizant, Regnite and any other products that may result from our product candidates represent an improvement over the parent drugs upon which they are based and should be considered unique and not subject to substitution by a generic parent drug, it is possible that a third-party payor may consider Horizant, Regnite or our product candidates and the generic parent drug as equivalents and only offer to reimburse patients for the generic drug. Even if we show improved efficacy or improved convenience of administration with Horizant, Regnite or our product candidates, pricing of the existing parent drug may limit the amount we will be able to charge for Horizant, Regnite or our product candidates. If reimbursement is not available or is available only at limited levels, we or our partners may not be able to successfully commercialize Horizant, Regnite or our product candidates, and may not be able to obtain a satisfactory financial return on such products.

The trend toward managed healthcare in the United States and the changes in health insurance programs, as well as the healthcare reform bill enacted in 2010, may result in lower prices for pharmaceutical products, including Horizant or any other products that may result from our product candidates. In addition, any future regulatory changes regarding the healthcare industry or third-party coverage and reimbursement may affect demand for Horizant or any other products that we may develop and could harm our sales and profitability.

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

If our competitors are able to develop and market products that are more effective, safer or less costly than Horizant, Regnite or any other products that we may develop, our commercial opportunity will be reduced or eliminated.

We face competition from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than Horizant, Regnite or any other products that we may develop. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair our ability to effectively commercialize our product candidates.

Products that we believe compete with Horizant in the United States include the following drugs approved for the treatment of RLS: Mirapex (pramipexole) from Boehringer Ingelheim and generic pramipexole; and Requip (ropinirole) from GSK and generic ropinirole. In addition, Horizant could experience competition from Neupro (the rotigotine transdermal system), a dopamine agonist patch from UCB, which filed its NDA for the treatment of RLS with the FDA in 2007 to which the FDA provided a Complete Response letter in April 2010 that recommended reformulation of Neupro before making it available in the U.S. market for the treatment of RLS. In Japan, we believe that Regnite could compete with pramipexole, which was approved in 2010 for the treatment of RLS. In addition, Otsuka Pharmaceutical Co., Ltd. filed an NDA in Japan in December 2011 for the rotigotine transdermal system, which, if approved, could compete with Regnite.

If Horizant is approved for the management of PHN, products that we believe could compete with Horizant in the United States include drugs that act on the same target as Horizant, such as Lyrica (pregabalin), Neurontin (gabapentin) from Pfizer Inc., generic gabapentin and Gralise (once-daily formulation of gabapentin) from Depomed, Inc. Horizant could also experience competition from a capsaicin patch (marketed as Qutenza by NeurogesX, Inc.) and transdermal patches containing the anesthetic known as lidocaine, which are sometimes used for the management of PHN.

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

Products that could compete with XP21279, our product candidate that is a Transported Prodrug of levodopa, include: generic levodopa/carbidopa drugs and other drugs approved for the treatment of Parkinson’s disease, including Stalevo, a combination therapy of levodopa/carbidopa/entacapone that is marketed in the United States by Novartis; dopamine agonists such as Mirapex (pramipexole) as well as Requip (ropinirole) and Requip XL (ropinirole extended-release tablets), which are marketed by Boehringer Ingelheim and GSK, respectively; as well as generic dopamine agonists, including pramipexole and ropinirole. In addition, we could also experience competition from the rotigotine transdermal system (a dopamine agonist patch known as Neupro by UCB) that was previously approved for the treatment of Parkinson’s disease; however, in April 2010, the FDA provided UCB a Complete Response letter that recommended reformulation of Neupro before making it available in the U.S. market for the treatment of Parkinson’s disease. In December 2011, Impax Labs submitted an NDA for IPX066, an extended-release formulation of levodopa/carbidopa. Other therapies under development in the United States include levodopa/carbidopa formulations such as Duodopa (a levodopa/carbidopa gel delivered by a portable pump directly into the duodenum being developed by Solvay) as well as DM-1992 and OS-320 (extended-release formulations of levodopa/carbidopa being developed by Depomed and Osmotica Pharmaceutical Corp., respectively).

There may be other compounds of which we are not aware that are at an earlier stage of development and may compete with our products or product candidates. If any of those compounds are successfully developed and approved, they could compete directly with our products or product candidates.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Established pharmaceutical companies may invest heavily to quickly discover and develop novel compounds that could make Horizant, Regnite or our product candidates obsolete. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. In addition, these third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing medicines before we do. We are also aware of other companies that may currently be engaged in the discovery of medicines that will compete with Horizant, Regnite or the product candidates that we are developing. In addition, in the markets that we are targeting, we expect to compete against current market-leading medicines. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition will suffer.

Off-label sale or use of generic gabapentin products could decrease sales of Horizant/gabapentin enacarbil and could lead to pricing pressure if such products become available at competitive prices and in dosages that are appropriate for the indications for which we or our collaborative partners are commercializing Horizant or developing Horizant/gabapentin enacarbil.

U.S. physicians are permitted to prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those uses tested and approved by the FDA. The occurrence of such off-label uses could significantly reduce our or our partners’ ability to market and sell Horizant or any other products that we or our partners may develop.

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

If product liability lawsuits are brought against us, we will incur substantial liabilities and may be required to limit commercialization of Horizant/Regnite or any other products that we may develop.

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

Our success will depend in part on our ability to obtain and maintain patent and trade secret protection for our technologies, Horizant, Regnite and product candidates both in the United States and other countries. We have a number of U.S. and foreign patents, patent applications and rights to patents related to our compounds, product candidates, products and technology, but we cannot guarantee that issued patents will be enforceable or that pending or future patent applications will result in issued patents. Alternatively, a third party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

The degree of future protection for our proprietary technologies, Horizant, Regnite and product candidates is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

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

Even if valid and enforceable patents cover Horizant, Regnite or our product candidates and technologies, the patents will provide protection only for a limited amount of time.

Our and our collaborators’ ability to obtain patents is highly uncertain because, to date, some legal principles remain unresolved, there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States and the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Furthermore, the policies governing biotechnology patents outside the United States are even more uncertain. Changes in either patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Even if patents are issued regarding Horizant, Regnite or our product candidates or methods of using them, those patents can be challenged by our competitors who can argue such patents are invalid and/or unenforceable. For example, in September 2008, a law firm on behalf of an undisclosed client filed an opposition against the patent grant of one of our European patent applications covering gabapentin enacarbil. The European patent office, at an opposition hearing in April 2010, undertook a full review of the grant of the European patent, and ruled that our European patent covering the composition of matter of gabapentin enacarbil is valid. While the law firm that filed the opposition initially appealed the ruling on behalf of the undisclosed client, that appeal was withdrawn in November 2010. Patents also may not protect Horizant, Regnite or our product candidates if competitors devise ways of making them or similar products without legally infringing our patents. The FDCA and FDA regulations and policies provide incentives to manufacturers to challenge patent validity and these same types of incentives encourage manufacturers to submit NDAs that rely on literature and clinical data not prepared for or by the drug sponsor.

We may obtain patents for certain product candidates many years before marketing approval is obtained for those products. Because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to apply for patent term extensions.

As part of the approval process of our product candidates in the United States, the FDA may determine that the product candidates be granted an exclusivity period during which other manufacturers’ applications for approval of generic versions of our products will not be granted. Generic manufacturers often wait to challenge the patents protecting products that have been granted exclusivity until one year prior to the end of the exclusivity period. For example, the FDA granted Horizant five years of regulatory exclusivity based on its being a new chemical entity. It is possible that generic manufacturers are considering attempts to seek FDA approval for a similar or identical drug as Horizant or our product candidate through an abbreviated NDA, which is the application form typically used by manufacturers seeking approval of a generic drug. If our patents are subject to challenges, we may need to spend significant resources to defend such challenges and we may not be able to defend our patents successfully.

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

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering products or other technologies of interest to us that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. For example, we are aware of a family of third-party patent applications relating to prodrugs of gabapentin. We believe the applications have been abandoned in the United States, the European Patent Office, Canada, Australia and the United Kingdom. With respect to the claims contained in these patent applications and patents, we believe that our activities do not infringe the patents at issue and/or that the third-party patent or patent applications are invalid. In addition, we believe that in all countries in which we hold or have licensed rights to patents or patent applications related to Horizant, Regnite or gabapentin enacarbil, the composition-of-matter patents relating to gabapentin have expired.

However, it is possible that a judge or jury will disagree with our conclusions regarding non-infringement, invalidity and/or expiration, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. Licenses required under any of these patents may not be available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to develop, commercialize and sell Horizant, Regnite or our product candidates. We believe that there may continue to be significant litigation in the biotechnology and pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.

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

If third parties do not manufacture Horizant, Regnite or our product candidates in sufficient quantities or at an acceptable cost, commercialization of Horizant, Regnite and clinical development and commercialization of our product candidates would be harmed or delayed.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of Horizant, Regnite or any of our product candidates. To date, we have relied on, and we expect to continue to rely on, a limited number of third-party compound manufacturers and active pharmaceutical ingredient, or API, formulators for the production of preclinical, clinical and commercial quantities of our product candidates. We do not have commercial supply agreements with any of these third parties, and our agreements with these parties are generally terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform under our agreements or enter into new agreements, we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. Any inability to acquire sufficient quantities of our product candidates in a timely manner from these third parties could delay clinical trials and prevent us or our partners from developing and commercializing our product candidates in a cost-effective manner or on a timely basis.

Under the terms of our collaboration with GSK, as currently in effect, GSK is solely responsible for the commercial manufacture and supply of Horizant to support its development and commercialization within the United States. GSK is currently relying on a single source supplier for commercial and clinical supplies of Horizant. If GSK fails to qualify alternative manufacturers of Horizant, the current contract manufacturer terminates its agreement with GSK and GSK is otherwise unable to manufacture or contract to manufacture sufficient quantities of Horizant, the development and commercialization of Horizant could be impaired or delayed. If our collaboration agreement with GSK is terminated, we are entitled to specified manufacturing transition assistance from GSK, but would then be responsible for the manufacturing of Horizant following the transition period. Under the terms of our collaboration with Astellas, Astellas is solely responsible for the manufacture of Regnite/gabapentin enacarbil to support its development and commercialization within the Astellas territory. To our knowledge, Astellas is currently relying on single source suppliers for clinical supplies of Regnite/gabapentin enacarbil in API form. As a result, if Astellas fails to manufacture or contract to manufacture sufficient quantities of Regnite/gabapentin enacarbil or API, development and commercialization of Regnite/gabapentin enacarbil could be impaired or delayed in the Astellas territory. If we pursue development with respect to the rights we maintain on Horizant/gabapentin enacarbil or if our collaboration agreement with GSK is terminated, we will need to obtain clinical supplies from GSK or another supplier. As a result, if we are unable to obtain sufficient quantities of Horizant/gabapentin enacarbil from GSK at prices that are commercially attractive, and if we are unable to qualify an alternative supplier, it could delay the development of, and impair our ability to commercialize, Horizant/gabapentin enacarbil.

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

We rely on a single source supplier of levodopa, which is used to make XP21279, under purchase orders issued from time to time. We are aware of several alternative suppliers of levodopa, and we believe at least one alternative manufacturer could potentially supply levodopa in the event that our supplier determines to not sell levodopa to us at a price that is commercially attractive. If we determine to continue the development of XP21279 and were unable to qualify an alternative supplier of levodopa, this could further delay the development of, and impair our ability to commercialize, XP21279.

We rely on a single source supplier of XP21279 in API form under a manufacturing services and product supply agreement. In the event that such supplier terminates the agreement under specified circumstances, we would not be able to manufacture API until a qualified alternative supplier is identified and qualified, which could also further delay the development of, and impair our ability to commercialize, this product candidate. The API is manufactured by a four-step synthetic process that uses commercially available starting materials. There are no complicated chemistries or unusual equipment required in the manufacturing process.

We have purchased XP21279 formulated in sustained-release tablets from a single source supplier at specified transfer prices under quotations agreed upon by the parties as part of a master services agreement. We have recently qualified another supplier for the manufacture of XP21279 with carbidopa bi-layer tablets to be supplied under quotations agreed upon by the parties as part of a master services agreement. In the event that either supplier terminates its agreement under specified circumstances for the manufacture of XP21279 sustained-release tablets or carbidopa bi-layer tablets, we would not be able to manufacture XP21279 until an alternative supplier is qualified. If we determine to continue the development of XP21279, this could further delay the development of, and impair our ability to commercialize, XP21279.

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

In particular, our or our partners’ contract manufacturers:

•

could encounter difficulties in achieving volume production, quality control and quality assurance or suffer shortages of qualified personnel, which could result in their inability to manufacture sufficient quantities of drugs to meet clinical schedules or to commercialize Horizant, Regnite or our product candidates;

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

•	could encounter financial difficulties that would interfere with their obligations to supply Horizant, Regnite or our product candidates; and

•	could breach, or fail to perform as agreed under, manufacturing agreements.

If we or our partners are not able to obtain adequate supplies of Horizant, Regnite or our product candidates, it will be more difficult to commercialize Horizant or Regnite, develop our product candidates and compete effectively. Horizant, Regnite, our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities.

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

Although gabapentin, baclofen (which includes the R-isomer of baclofen) and levodopa, the parent drugs of Horizant/Regnite/gabapentin enacarbil, AP and XP21279, respectively, have been used successfully in patients for many years, newly observed toxicities or worsening of known toxicities, in preclinical studies of, or in patients receiving, gabapentin, baclofen and levodopa, or reconsideration of known toxicities of gabapentin, baclofen or levodopa in the setting of new indications, could result in increased regulatory scrutiny of Horizant/Regnite/gabapentin enacarbil, AP and XP21279, respectively. For example, the label for baclofen, the R-isomer of which is the parent drug of AP, includes a warning that hallucinations and seizures have occurred on abrupt withdrawal of baclofen dosing without proper tapering in spasticity patients. The FDA has substantial discretion in the NDA approval process and may refuse to approve any application if the FDA concludes that the risk/benefit analysis of a potential drug treatment for a specific indication does not warrant approval. For example, in February 2010, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats precluded FDA approval of the Horizant NDA in RLS in its form at that time. Although there were similar findings of rat pancreatic acinar cell tumors following treatment with gabapentin, the parent drug of Horizant, the FDA has, to date, not prevented the use of gabapentin. In the February 2010 Complete Response letter, the FDA noted that they had concluded that the seriousness and severity of refractory epilepsy and the benefit to patients provided by gabapentin justified the potential risk at that time. Thus, although the parent drug for one of our product candidates may be approved by the FDA in a particular indication, the FDA may conclude that our product candidate’s risk/benefit profile does not warrant approval in a different indication, and the FDA may refuse to approve our product candidate. Such conclusion and refusal would prevent us from developing and commercializing our product candidates and severely harm our business and financial condition.

Horizant, Regnite and our product candidates are engineered to be broken down by the body’s natural metabolic processes and to release the parent drug and other substances. While these breakdown products are generally regarded as safe, it is possible that there could be unexpected toxicity associated with these breakdown products that will cause any or all of Horizant/Regnite/gabapentin enacarbil, AP and XP21279 to be poorly tolerated by, or toxic to, humans. Any unexpected toxicity of, or suboptimal tolerance to, our Transported Prodrugs would delay or prevent commercialization of Horizant, Regnite or these product candidates.

Additionally, problems with approved products marketed by third parties that utilize the same therapeutic target or that belong to the same therapeutic class as the parent drug of Horizant, Regnite or our product candidates could adversely affect the commercialization of Horizant or Regnite or the development of our product candidates. For example, the product withdrawals of Vioxx from Merck & Co., Inc. and Bextra from Pfizer in 2005 due to safety issues have caused other drugs that have the same therapeutic target, such as Celebrex from Pfizer, to receive additional scrutiny from regulatory authorities. If either gabapentin or pregabalin, drugs from Pfizer that are marketed as Neurontin and Lyrica, respectively, encounters unexpected toxicity problems in humans, the FDA may restrict the use of Horizant since it is believed to share the same therapeutic target as gabapentin and pregabalin. In 2005, the FDA requested that all makers of epilepsy drugs analyze their clinical trial data to determine whether these drugs increase the risk of suicide in patients. In December 2008, the FDA added warnings to 11 antiepileptic drugs, including gabapentin, regarding an increased risk of suicide or suicidal thoughts. In April 2009, the FDA approved safety label changes for all approved antiepileptic drugs, except those indicated only for short-term use, to include a warning about an increased risk of suicidal thoughts or actions. In addition, in 2011, the FDA added warnings to the labels of antiepileptic drugs regarding an increased risk of drug reaction with Eosinophilia and Systemic Symptoms, or DRESS, also known as multiorgan hypersensitivity, which has been reported in patients taking antiepileptic drugs. Horizant, as a compound that is believed to share the same therapeutic target as antiepileptic drugs such as gabapentin and pregabalin, has similar warnings regarding suicidality and DRESS in its label. In September 2010, the FDA released draft guidance recommending that prospective suicidality assessments be performed in clinical trials of any drug with central nervous system activity. We expect that the FDA will follow this guidance, and we will be required to perform suicidality assessments in all of our clinical trials, including Phase 1 trials, of any of our product candidates with central nervous system activity. Finally, if the FDA determines that a drug may present a risk of substance abuse, it can recommend to the DEA that the drug be scheduled under the Controlled Substances Act. While gabapentin is not a scheduled drug at the present time, pregabalin has been scheduled as a controlled substance. Since pregabalin is a scheduled drug, it is possible that the FDA may require additional testing of Horizant in the future, the results of which could lead the FDA to conclude that Horizant should be scheduled as well. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA regulates the amount of a scheduled substance that is available for clinical trials and commercial distribution. Accordingly, any scheduling action that the FDA or DEA may take with respect to Horizant may delay further development or limit Horizant’s marketing approval. Any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates, and severely harm our business and financial condition.

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

Horizant and Regnite remain, and our product candidates, if they receive marketing approval, will remain, subject to ongoing regulatory review. If we or our collaborative partners fail to comply with continuing regulations, these approvals could be rescinded and the sale of our products could be suspended.

Any regulatory approval to market a product could be conditioned on conducting additional, costly, post-approval studies or implementing a risk evaluation and mitigation strategy or could contain strict limits on the indicated uses included in the labeling. For example, the FDA approval for Horizant for the treatment of RLS included requirements for GSK to conduct a program of PMCs and post-marketing requirements, or PMRs, in adults, including a 12-week, double-blind, placebo-controlled efficacy study, two simulated driving studies, a drug-drug interaction study with morphine and a QTc study. As part of this program, the FDA also requested an evaluation of 300 mg and 450 mg tablets of Horizant, dosed once per day. GSK will also conduct a pediatric program for subjects 13 years and older. The pediatric clinical program, which is scheduled to commence after requested adult data is obtained and reviewed by the FDA, includes a pharmacokinetics, or PK, study, a parallel, fixed-dose response efficacy study, a long-term safety study and a simulated driving study. The specific protocol submission and trial completion dates for these PMCs/PMRs range from April 2011 through July 2024. In the event that our collaboration agreement with GSK terminates and rights to Horizant revert to us, we may be responsible for fulfilling these post-marketing study requirements, which could increase our costs and divert management time and resources away from our commercialization efforts or the development of our product candidates. In addition, Horizant has certain warnings and precautions in the label, including information that Horizant causes significant driving impairment.

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

Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses. Pharmaceutical and other health care companies have also been prosecuted on other legal theories of Medicare fraud. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and the reporting of gifts to individual physicians in the states. Other states require the posting of information relating to clinical studies. In addition, California requires pharmaceutical companies that engage in marketing to implement a comprehensive compliance program that includes a limit on expenditures for, or payments to, individual prescribers. Although we do not have a sales force and are not promoting Horizant, Regnite or any of our product candidates, we have adopted a comprehensive compliance program that we believe complies with California law. Several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•

an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their overage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

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

The United States Supreme Court has accepted petitions to hear a constitutional challenge to the PPACA in 2012. If the Supreme Court rules that the PPACA is unconstitutional, our expenditures in preparation for the PPACA could go unused, we could require new expenditures to adjust to the new competitive environment and new legislation could later become law that could adversely affect the pharmaceutical industry. We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs.

We also cannot be certain that Horizant or any other products that may result from our product candidates will successfully be placed on the list of drugs covered by particular health plan formularies, nor can we predict the negotiated price for such products, which will be determined by market factors. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If Horizant or other products that may result from our product candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe it to their patients, thereby diminishing the potential market for such products. Astellas will face similar pricing and reimbursement restrictions in Japan for Regnite, and further efforts to reform the Japanese healthcare system may increase such restrictions.

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

The market prices for securities of biopharmaceutical companies in general have been highly volatile. The market price of our common stock may be influenced by many factors, including:

•	the commercial sales of Horizant, Regnite or any of our other products approved by the FDA or its foreign counterparts;

•

developments with respect to our litigation proceedings with GSK, including any termination of the collaboration agreement and the ultimate terms on which the collaboration agreement may be terminated;

•	developments in our relationship with Astellas, including potential disputes or the termination or modification of our agreement with Astellas;

•	adverse results or delays in our or our collaborative partners’ clinical trials;

•

the timing of achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the filing for regulatory approval or the establishment of commercial partnerships for one or more of our product candidates;

•	announcement of FDA approvability, approval or non-approval of our product candidates, and the timing of the FDA review process;

•	actions taken by regulatory agencies with respect to Horizant, Regnite or our product candidates, our clinical trials or our sales and marketing activities;

•	actions taken by regulatory agencies with respect to products or drug classes related to Horizant, Regnite or our product candidates;

•	changes in our collaborators’ business strategies;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including infringement lawsuits;

•	actions taken by regulatory agencies with respect to our or our partners’ compliance with regulatory requirements;

•	announcements of technological innovations or new products by us or our competitors;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	restatements of our financial results and/or material weaknesses in our internal controls; and

•	the loss of any of our key scientific or management personnel.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or SEC, require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to, and reporting on, the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

Fluctuations in our operating results could cause our stock price to decline.

The following factors are likely to result in fluctuations of our operating results from quarter to quarter and year to year:

•	the commercial sales of Horizant, Regnite or any of our other products approved by the FDA or its foreign counterparts;

•

developments with respect to our litigation proceedings with GSK, including any termination of the collaboration agreement and the ultimate terms on which the collaboration agreement may be terminated;

•	developments in our relationship with Astellas, including potential disputes or the termination or modification of our agreement with Astellas;

•	adverse results or delays in our or our collaborative partners’ clinical trials;

•

the timing and achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the filing for regulatory approval or the establishment of a commercial partnership for one or more of our product candidates;

•	announcement of FDA approvability, approval or non-approval of our product candidates and the timing of the FDA review process;

•	actions taken by regulatory agencies with respect to Horizant, Regnite or our product candidates, our clinical trials or our sales and marketing activities;

•	actions taken by regulatory agencies with respect to products or drug classes related to Horizant, Regnite or our product candidates;

•	changes in our collaborators’ business strategies;

•	actions taken by regulatory agencies with respect to our or our partners’ compliance with regulatory requirements;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including patent infringement lawsuits; and

•	announcements of technological innovations or new products by us or our competitors.

Due to these fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good predictor of our future performance. For example, due primarily to the recognition of revenues from up-front and milestone payments from our collaborations with Astellas and GSK, we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007, for the year ended December 31, 2007 and in the three months ended June 30, 2011. However, while recognition of these revenues resulted in a profitable year for 2007 and profitability in the three months ended June 30, 2011, we incurred net losses in 2008, 2009, 2010 and 2011. In any particular financial period, the actual or anticipated fluctuations could be below the expectations of securities analysts or investors and our stock price could decline.

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.

As of February 1, 2012, our executive officers, directors and holders of 5% or more of our outstanding common stock, based upon information known to us and derived from Schedules 13G filed with the SEC, beneficially owned approximately 46.9% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of February 1, 2012, we had 35,627,913 outstanding shares of common stock. Of these shares, 1,251,037 shares are held by our directors and executive officers and their affiliates and are subject to volume limitations and manner of sale requirements under Rule 144 under the Securities Act of 1933, as amended.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item  2.    Properties.

We lease approximately 162,000 square feet of office and laboratory space in two adjacent buildings in Santa Clara, California. We conduct our operations in one of the buildings and the other is vacant. The leases expire concurrently in August 2013, although we have the option to extend both leases for two additional terms of five years each. The 2011 aggregate annual rental amount payable under the leases was approximately $5.5 million.

Item 3.    Legal Proceedings.

In July 2010, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming us and certain of our officers and directors as defendants. The lawsuit alleged violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by the defendants related to our product candidate, Horizant (gabapentin enacarbil) Extended-Release Tablets, as a potential treatment of moderate-to-severe primary restless legs syndrome, or RLS, which allegedly made it impossible for investors to meaningfully understand the drug’s potential for U.S. Food and Drug Administration approval. The plaintiff sought damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased our common stock during the period between May 5, 2009 and February 17, 2010. Another lawsuit was filed in September 2010 in the United States District Court for the Northern District of California making substantially similar allegations, on behalf of a purported class of stockholders who purchased our common stock during the period between March 16, 2009 and May 5, 2010. In November 2010, a motion to consolidate the complaints and appoint a lead plaintiff was granted. In January 2011, the lead plaintiff filed a consolidated complaint. In February 2011, we responded to the complaint with a motion to dismiss. In May 2011, the court granted our motion and dismissed the complaint with leave to amend. An amended complaint was filed in June 2011. In the amended complaint, the plaintiff sought damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased our common stock during the period between May 7, 2008 and February 17, 2010. In July 2011, we filed a motion to dismiss, which was granted on December 12, 2011, without leave to amend the complaint. A judgment dismissing all claims in their entirety was entered the same day. Plaintiffs did not appeal and the judgment has become final.

In January 2012, we provided a notice of dispute and notice of breach and termination, or the Notice, to Glaxo Group Limited, or GSK, pursuant to the Amended and Restated Development and Commercialization Agreement, dated November 7, 2010, between us and GSK. Pursuant to the Notice, we provided notice to GSK that, among other matters, GSK has materially breached its contractual obligation to use commercially reasonable efforts to (i) maximize the sales of Horizant (gabapentin enacarbil) Extended-Release Tablets in an expeditious manner and (ii) achieve the sales milestones set forth in the agreement. The collaboration agreement provides that disputes arising with respect to certain matters related to the agreement shall, prior to initiating legal proceedings, first be presented to our Chief Executive Officer and the Chief Operating Officer of GSK, or their respective designees, for resolution during a contractually specified period of time. The collaboration agreement also provides that we may terminate the agreement in the event that GSK shall have materially breached or defaulted in the performance of any of its material obligations under the agreement, and such default shall have continued for 90 days after the date of GSK’s receipt of written notice of the breach. The Notice provides that any such termination would become effective at the end of such 90-day period, which will expire on April 24, 2012, unless GSK has cured any such breach or default prior to such date.

On February 23, 2012, GSK filed a complaint, or the GSK Complaint, in the United States District Court for the District of Delaware naming us and other unspecified individuals as defendants. Pursuant to the GSK Complaint, GSK is seeking declaratory judgment that GSK is not in breach of the collaboration agreement and that we do not have the right to terminate the collaboration agreement as a result of GSK’s performance under the agreement to date.

Following the expiration of the contractually specified period of time for resolution of the dispute by the requisite officers of the parties, on February 24, 2012, we filed a complaint, or the XenoPort Complaint, in the Superior Court of the State of California in the County of Santa Clara against GSK and its affiliates, GlaxoSmithKline LLC and GlaxoSmithKline Holdings (Americas) Inc., for breach of contract, fraud, breach of fiduciary duty, breach of the covenant of good faith and fair dealing and unfair competition. Pursuant to the XenoPort Complaint, in addition to injunctive and equitable relief, we are seeking damages for lost profits, damage to the value of Horizant and unattained royalties and milestone payments in an amount to be proven at trial, as well as punitive damages and restitution.

We believe that we have meritorious defenses and intend to defend the GSK Complaint, and prosecute the XenoPort Complaint, vigorously. These lawsuits are subject to inherent uncertainties, including with respect to the timing and ultimate outcome of any resolution thereof, and the actual cost of pursuing or defending these lawsuits will depend on many unknown factors. Pursuing or defending these legal proceedings will also be time-consuming for our management and will detract from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with this litigation, and may not prevail in either of these legal proceedings.

From time to time, we may be involved in additional litigation relating to claims arising out of our ordinary course of business.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

Our common stock is traded on The NASDAQ Global Select Market under the symbol “XNPT.” As of February 1, 2012, there were approximately 80 holders of record of our common stock. No cash dividends have been paid on our common stock to date, and we intend to utilize any earnings for development of our business. The following table sets forth, for the periods indicated, the range of high and low intraday sales prices of our common stock as quoted on The NASDAQ Global Select Market for the two most recent fiscal years.

	High	Low
2011
4th Quarter	$6.43	$3.46
3rd Quarter	7.90	5.63
2nd Quarter	11.34	5.85
1st Quarter	9.69	5.79

2010
4th Quarter	$9.33	$6.93
3rd Quarter	9.80	5.66
2nd Quarter	11.82	8.70
1st Quarter	20.97	6.39

The closing price for our common stock as reported by The NASDAQ Global Select Market on February 1, 2012 was $4.43 per share.

Issuer Purchases of Equity Securities

None.

Performance Measurement Comparison(1)

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2006 for: (i) our common stock; (ii) the NASDAQ Composite Index; and (iii) the NASDAQ Biotechnology Index for the five-year period ended December 31, 2011. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Net revenue from unconsolidated joint operating activities	$35,000	$1,364	$24,758	$28,981	$104,898
Collaboration revenue	8,515	1,515	9,515	13,015	8,924

Total revenues	43,515	2,879	34,273	41,996	113,822

Operating expenses:
Research and development	43,788	52,546	70,747	83,172	74,397
Selling, general and administrative	30,427	28,323	31,807	26,391	18,755
Restructuring charges	2,923	5,275	—	—	—

Total operating expenses	77,138	86,144	102,554	109,563	93,152

Income (loss) from operations	(33,623)	(83,265)	(68,281)	(67,567)	20,670
Interest and other income	243	796	1,229	4,640	8,198
Interest and other expense	—	—	(4)	(19)	(53)

Income (loss) before income taxes	(33,380)	(82,469)	(67,056)	(62,946)	28,815
Income tax provision (benefit)	—	—	(722)	(406)	622

Net income (loss)	$(33,380)	$(82,469)	$(66,334)	$(62,540)	$28,193

Basic net income (loss) per share	$(0.94)	$(2.68)	$(2.31)	$(2.48)	$1.14

Diluted net income (loss) per share	$(0.94)	$(2.68)	$(2.31)	$(2.48)	$1.08

Shares used to compute basic net income (loss) per share	35,400	30,813	28,766	25,180	24,773

Shares used to compute diluted net income (loss) per share	35,400	30,813	28,766	25,180	25,992

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$94,442	$108,595	$143,668	$152,783	$160,141
Working capital	83,922	99,314	131,749	128,835	138,685
Restricted investments	1,954	1,948	1,933	1,824	1,771
Total assets	104,036	121,229	160,212	169,097	172,877
Current portion of equipment financing obligations	—	—	—	—	176
Noncurrent portion of equipment financing obligations	—	—	—	—	5
Accumulated deficit	420,786	387,406	304,937	238,603	176,063
Total stockholders’ equity	75,135	93,959	127,276	121,974	125,537

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates for the potential treatment of neurological disorders. Our innovative product candidates are prodrugs that are typically created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct limitations in the oral absorption, distribution and/or metabolism of the parent drug. We intend to focus our development and commercialization efforts on potential treatments of diseases with significant unmet medical needs, with an emphasis on central nervous system disorders. Our marketed product and each of our product candidates is an orally available, patented or patentable new chemical entity that addresses potential markets with clear unmet medical needs.

In April 2011, the U.S. Food and Drug Administration, or FDA, approved our first product, known in the United States as Horizant (gabapentin enacarbil) Extended-Release Tablets, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults. Restless legs syndrome is a neurological disorder characterized by an urge to move the legs, usually caused or accompanied by uncomfortable and unpleasant sensations in the legs.

Glaxo Group Limited, or GSK, holds commercialization rights and certain development rights for Horizant in the United States. In July 2011, GSK began promoting Horizant for the treatment of RLS in the United States and recorded net sales of $2.0 million for the year ended December 31, 2011. Under our collaboration agreement with GSK, as currently in effect, all allowable expenses and sales of Horizant are accounted for using a joint profit and loss, or P&L, statement, in which we and GSK share in the resulting operating pre-tax profits and losses. Our share of losses from the joint P&L will be forgiven up to a maximum of $10.0 million, of which approximately $6.6 million had been forgiven through December 31, 2011. Our payment of additional losses, if any, would be deferred and payable without interest over a four-year period of time following the first quarter in which the joint P&L is profitable. GSK is responsible for the U.S. development of Horizant for RLS and postherpetic neuralgia, or PHN, a chronic type of neuropathic pain that can follow the resolution of shingles. In August 2011, GSK filed a supplemental new drug application, or sNDA, with the FDA under Section 505(b)(2) for Horizant for the potential management of PHN. In October 2011, the FDA accepted the sNDA for review and set a Prescription Drug User Fee Act, or PDUFA, date of June 9, 2012 as a goal for the completion of their review of the sNDA. Because June 9, 2012 is a Saturday, the effective action date is expected to be Friday, June 8, 2012. We are eligible to receive a $10.0 million milestone payment from GSK associated with the possible approval of the PHN sNDA, assuming such approval occurs and the collaboration agreement with GSK is effective at the time of such approval.

In January 2012, we provided a notice of dispute and notice of breach and termination, or the Notice, to GSK that provided notice of our belief that, among other matters, GSK has materially breached its contractual obligation to use commercially reasonable efforts to (i) maximize the sales of Horizant in an expeditious manner and (ii) achieve the sales milestones set forth in our collaboration agreement. The Notice provides that the termination of the collaboration agreement would become effective at the end of the 90-day notice period provided under the agreement, which will expire on April 24, 2012, unless GSK has cured any such breach or default prior to such date.

However, on February 23, 2012, GSK filed a complaint, or the GSK Complaint, in the United States District Court for the District of Delaware naming us and other unspecified individuals as defendants. Pursuant to the GSK Complaint, GSK is seeking declaratory judgment that it is not in breach of the collaboration agreement and that we do not have the right to terminate the collaboration agreement as a result of GSK’s performance under the agreement to date. Following the expiration of the contractually specified period of time for resolution of the dispute by the requisite officers of the parties, on February 24, 2012, we filed a complaint, or the XenoPort Complaint, in the Superior Court of the State of California in the County of Santa Clara against GSK and its affiliates, GlaxoSmithKline LLC and GlaxoSmithKline Holdings (Americas) Inc., for breach of contract, fraud, breach of fiduciary duty, breach of the covenant of good faith and fair dealing and unfair competition. Pursuant to the XenoPort Complaint, in addition to injunctive and equitable relief, we are seeking damages for lost profits, damage to the value of Horizant and unattained royalties and milestone payments in an amount to be proven at trial, as well as punitive damages and restitution. We believe that we have meritorious defenses and intend to defend the GSK Complaint, and prosecute the XenoPort Complaint, vigorously. We cannot predict the outcome of the litigation related to the GSK Complaint and the XenoPort Complaint or when or if the collaboration agreement will be terminated or the ultimate terms of any termination of the agreement. In addition, we may incur substantial legal fees and costs in connection with this litigation, and may not prevail in either of these legal proceedings. If our collaboration agreement with GSK is terminated, we may not be entitled to any further milestone payments, royalties or joint P&L loss forgiveness or deferral, and we could be responsible for the cost of additional Horizant commercialization and development activities, including post-marketing commitments, which could accelerate our need for additional capital.

Gabapentin enacarbil is licensed to Astellas Pharma Inc. in Japan and five other Asian countries. In January 2012, the Japanese Ministry of Health, Labor and Welfare approved Astellas’ NDA for the use of gabapentin enacarbil, which will be known as Regnite in Japan, as a treatment for patients with RLS.

We are evaluating our second product candidate, arbaclofen placarbil, or AP, as a potential treatment for patients with spasticity. We are conducting a pivotal Phase 3 clinical trial under a Special Protocol Assessment, or SPA, with the FDA, for AP as a potential treatment for spasticity in patients with multiple sclerosis, or MS. Provided a positive outcome from this trial is achieved, along with supportive data from certain additional planned studies, we intend to file an NDA under Section 505(b)(2). Section 505(b)(2) allows reference to published literature and the FDA’s previous finding of safety and effectiveness for baclofen, a drug that has been approved by the FDA for the alleviation of signs and symptoms of spasticity in individuals with MS and may also be of some value in patients with spinal cord injuries and other spinal cord diseases. We anticipate reporting top-line results from this trial near the end of 2012.

We also evaluated AP for the potential adjunctive treatment of gastroesophageal reflux disease, or GERD. Following the results in March 2011 of a Phase 2 clinical trial of AP as adjunctive therapy in patients with GERD who do not experience complete relief of GERD symptoms while being treated with proton pump inhibitors, we determined that the efficacy results of this trial, which did not meet the primary endpoint, did not warrant our investment in further development for AP in GERD at the present time.

We have evaluated our third product candidate, XP21279, for the potential treatment of patients with Parkinson’s disease who experience motor fluctuations. In December 2011, we reported preliminary top-line results of a Phase 2 clinical trial of patient-optimized doses of our new bi-layer tablet of XP21279/carbidopa compared to patient-optimized doses of Sinemet (levodopa/carbidopa). Results of the study indicated that XP21279/carbidopa dosed three times per day reduced mean daily “off time” by 46% compared to baseline when the patients were taking their pre-trial Sinemet dosing regimen. However, in the primary analysis of the trial, the improvement with XP21279/carbidopa was not statistically better than the improvement seen with optimized Sinemet dosed four or five times per day during the double-blind phase of the trial. At this time, we plan to defer further investment in this program pending the outcome of additional data analysis and discussions with Parkinson’s disease experts and possibly with regulatory authorities.

In August 2011, we announced plans to accelerate the development of our preclinical product candidate, XP23829, as a potential treatment for relapsing-remitting MS, or RRMS, with a goal of filing an investigational new drug application, or IND, in the second quarter of 2012. XP23829 is a new chemical entity that is a prodrug of monomethyl fumarate, or MMF, a molecule that appears to have anti-inflammatory properties and the potential to modulate cellular responses to oxidative stress.

In addition to our development and commercialization agreements with GSK for Horizant and with Astellas for Regnite, we plan to enter into other agreements with pharmaceutical companies for our product candidates: (1) when access to a primary care physician sales force is necessary to maximize the commercial potential of our product candidates in the United States; (2) for the development and commercialization of our product candidates outside the United States; or (3) to develop and commercialize product candidates that fall outside our core focus.

We believe that our existing capital resources and anticipated milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the third quarter of 2013. This estimate assumes receipt of a potential $10.0 million milestone payment from GSK associated with the possible approval of Horizant for the management of PHN, assuming such approval occurs and the collaboration agreement with GSK is effective at the time of such approval.

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

Revenue Recognition

We currently have collaboration agreements with Astellas and GSK, each of which contains multiple elements. We account for these agreements entered into, or materially modified, through December 31, 2010 in accordance with the provisions of the Revenue Recognition-Multiple-Element Arrangements topic of the Financial Accounting Standards Board Accounting Standards Codification, or the Codification. We considered a variety of factors in determining the appropriate method of revenue recognition under these arrangements, such as whether the various elements could be considered separate units of accounting, whether there was objective and reliable evidence of fair value for these elements and whether there was a separate earnings process associated with a particular element of an agreement.

Effective January 1, 2011, we adopted the provisions of Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, which is included within the Codification as Revenue Recognition-Multiple Element Arrangements, on a prospective basis. Under the provisions of ASU 2009-13, we will no longer rely on objective and reliable evidence of the fair value of the elements in a revenue arrangement in order to separate a deliverable into a separate unit of accounting, and the use of the residual method has been eliminated. We will instead use a selling price hierarchy for determining the selling price of a deliverable, which will be used to determine the allocation of consideration to each unit of accounting under an arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The provisions of ASU 2009-13 are applied by us to revenue arrangements entered into, or materially modified, beginning January 1, 2011. As of December 31, 2011, we had not applied the provisions of ASU 2009-13 to any of our revenue arrangements as we had not entered into any new, or materially modified any of our existing, revenue arrangements in 2011. Therefore, there was no material impact on our financial position or results of operations from adopting ASU 2009-13. However, the provisions of ASU 2009-13 could have a material impact on the revenue recognized from any collaboration agreements that we enter into, or materially modify, in future periods.

Effective January 1, 2011, we also adopted the provisions of ASU 2010-17, Milestone Method of Revenue Recognition, or ASU 2010-17, which is included within the Codification as Revenue Recognition-Milestone Method. The provisions of ASU 2010-17 are being applied on a prospective basis for milestones achieved starting in 2011. The adoption of ASU 2010-17 did not have a material impact on our financial position or results of operations in the year ended December 31, 2011, and the provisions of ASU 2010-17 are not expected to have a material impact on the revenue recognized from any existing collaboration agreements.

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

Effective January 1, 2011, under the provisions of ASU 2010-17, consideration that is contingent upon achievement of a milestone can be recognized in its entirety as revenue in the period in which the milestone is achieved only if the consideration earned from the achievement of a milestone meets all the criteria for the milestone to be considered substantive at the inception of the arrangement. For a milestone to be considered substantive, the consideration earned by achieving the milestone should (i) be commensurate with either our performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relate solely to past performance and (iii) be reasonable relative to all deliverables and payment terms in the arrangement.

For events for which the occurrences are contingent solely upon the passage of time or are the result of the collaborative partner’s performance, the contingent payments will not be accounted for in accordance with the provisions of ASU 2010-17 and will be recognized as revenue when payments are earned, the amounts are fixed or determinable and collectability is reasonably assured.

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

Fair Value Measurements

We account for the fair value of our financial instruments in accordance with the provisions of the Fair Value Measurement topic of the Codification. The carrying amounts of certain of our financial instruments, including cash equivalents and short-term investments, continue to be valued at fair value on a recurring basis.

As defined in the Fair Value Measurement topic of the Codification, fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that we believe market participants would use in pricing assets or liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We apply the market approach valuation technique for fair value measurements on a recurring basis and attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. All of our cash equivalents and short-term investments are valued using quoted prices in active markets and are classified at Level 1 or Level 2 within the fair value hierarchy.

Stock-Based Compensation

The provisions of the Compensation — Stock Compensation topic of the Codification establish accounting for stock-based awards exchanged for employee services. In accordance with the topic, for stock options, awards and stock purchase rights granted under the 2005 Employee Stock Purchase Plan, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period.

We estimate the fair value of stock options and stock purchase rights using a Black-Scholes valuation model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, and the resulting charge is expensed using the straight-line attribution method over the vesting period. Restricted stock units are measured at the fair value of our common stock on the date of grant and expensed over the period of vesting using the straight-line attribution approach. The Compensation — Stock Compensation topic of the Codification requires the use of option-pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived, exchange-traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Historically, we derived both the expected life and the expected stock price volatility assumptions using data obtained from similar entities, taking into consideration factors such as industry, stage of life cycle, size and financial leverage. On a prospective basis, beginning in the first quarter of 2011, we have determined that our historical volatility can be used as a reasonable basis to derive the expected stock price volatility assumption and have applied our historical volatility when valuing employee stock options granted beginning in the first quarter of 2011.

We account for stock compensation arrangements to non-employees in accordance with the Equity-Based Payments to Non-Employees topic of the Codification, using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

Research and Development Expenses

Research and development expenses consisted of costs associated with both partnered and unpartnered research activities, as well as costs associated with our drug discovery efforts, conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Research and development expenses are comprised of: external research and development expenses incurred under agreements with (i) third-party contract research organizations and investigative sites, where a substantial portion of our preclinical studies and all of our clinical trials are conducted, (ii) third-party manufacturing organizations, where a substantial portion of our preclinical supplies and all of our clinical supplies are produced and (iii) consultants; employee-related expenses, which include salaries and benefits; and facilities, depreciation and amortization and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies. We use our employee and infrastructure resources across multiple research projects, including our drug development programs. We do not allocate our employee and infrastructure costs on a project-by-project basis.

Our current portfolio of marketed products and proprietary product candidates includes the marketed product and product candidates summarized in the table below. The table summarizes development initiatives, including the related stages of development for each product candidate in development and the direct, third-party research and development expenses recognized in connection with our marketed product and each product candidate. The information in the column labeled “Estimated Completion of Current Phase” is our current estimate of the timing of completion of the current phase of development. The actual timing of completion could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the “Our success also depends substantially on our advanced product candidates that are still under development. If we or our collaborative partners are unable to bring any of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be reduced;” “If we or our partners are not able to obtain or maintain required regulatory approvals, we or our partners will not be able to commercialize Horizant, Regnite or our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful;” “We depend on collaborations to complete the development and commercialization of some of our product candidates. These collaborations may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us;” “If we do not establish collaborations for our product candidates, we will have to alter our development and commercialization plans;” “If our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans, we will not be able to commercialize our product candidates;” “Any failure or delay in commencing or completing clinical trials for our product candidates could severely harm our business;” “We rely on third parties to conduct our clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for, or commercialize, our product candidates;” “If third parties do not manufacture Horizant, Regnite or our product candidates in sufficient quantities or at an acceptable cost, commercialization of Horizant, Regnite and clinical development and commercialization of our product candidates would be harmed or delayed;” “If we are required to obtain alternate third-party manufacturers, it could delay or prevent the clinical development and commercialization of our product candidates;” and “Use of third-party manufacturers may increase the risk that we or our partners will not have adequate supplies of our product candidates” sections of “Risk Factors.”

Marketed Product and Product Candidate	Description	Phase of Development	Estimated Completion of Current Phase	Related R&D Expenses Year Ended December 31,
				2011	2010	2009
				(In thousands)
Preclinical and clinical development
Gabapentin enacarbil*	RLS	Approved in the United States and in Japan	N/A	$137	$310	$2,988
AP**	Spasticity	Phase 3	2013	10,673	15,729	15,602
	GERD	Discontinued	N/A
XP21279	Parkinson’s disease	On hold	Unknown	2,547	2,580	4,024
XP23829	RRMS	Preclinical	IND planned to be filed in the second quarter of 2012	2,743	—	—
Other(1)				27,688	24,384	27,686

Total preclinical and clinical development				43,788	43,003	50,300
Research(2)				—	9,543	20,447

Total research and development				$43,788	$52,546	$70,747

*	Known as Horizant in the United States and Regnite in Japan.

**	Arbaclofen placarbil, previously known as XP19986. Related R&D expenses included costs for both the spasticity and GERD indications.

(1)	“Other” constitutes preclinical and clinical development costs for our marketed product and product candidates that are not directly allocated to gabapentin enacarbil, AP, XP21279 or XP23829. For the year ended December 31, 2011, “other” expenses consisted primarily of personnel costs of $17.7 million and office and facilities overhead costs of $7.3 million.

(2)	“Research” expenses for the year ended December 31, 2010 and 2009 consisted primarily of personnel costs and office and facilities overhead costs. As a result of our focus on advancement of our later-stage product candidates and to reduce expenses, we eliminated our discovery research efforts in 2010. The remaining office and facilities overhead costs were reclassified to the “preclinical and clinical development” other expenses for the year ended December 31, 2011.

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

Results of Operations

Years Ended December 31, 2011, 2010 and 2009

Revenues

Our collaboration revenue consisted of the recognition of revenues from up-front and milestone payments from our collaboration with Astellas. Our net revenue from unconsolidated joint operating activities consisted of the recognition of revenues from up-front and milestone payments and the recognition of our share of operating losses resulting from our election to co-promote Horizant in the United States with GSK. In connection with the amendment and restatement of our collaboration agreement with GSK in November 2010, our share of operating losses is forgiven up to a maximum of $10.0 million, of which approximately $6.6 million had been forgiven through December 31, 2011. Pursuant to the agreement, GSK is responsible for recording sales of Horizant in the United States. For the year ended December 31, 2011, net sales in the United States of Horizant as recorded by GSK were $2.0 million.

	Year Ended December 31,			2010 to 2011 Change		2009 to 2010 Change
	2011	2010	2009	$	%	$	%
	(In thousands, except percentages)
Net revenue from unconsolidated joint operating activities	$35,000	$1,364	$24,758	$33,636	2,466%	$(23,394)	(94)%
Collaboration revenue	8,515	1,515	9,515	7,000	462%	(8,000)	(84)%

Total revenues	$43,515	$2,879	$34,273	$40,636	1,411%	$(31,394)	(92)%

The increase in net revenue from unconsolidated joint operating activities in 2011 compared to 2010 was primarily due to the receipt and recognition of a $30.0 million milestone payment from GSK in connection with the first shipment of Horizant to a wholesaler and a $5.0 million milestone payment from GSK in connection with the FDA’s acceptance for review of the sNDA under Section 505(b)(2) requesting approval of Horizant for the potential management of PHN.

The decrease in net revenue from unconsolidated joint operating activities in 2010 compared to 2009 was primarily due to the receipt and recognition of a significant portion of milestone payments in the aggregate of $20.0 million from GSK related to the FDA’s acceptance for review of the Horizant NDA in 2009. As a result of our amended and restated collaboration agreement with GSK in November 2010, as currently in effect, our share of losses from the joint profit and loss is forgiven up to a maximum of $10.0 million leading to the reversal in 2010 of the $1.1 million loss recognized in 2009.

The increase in collaboration revenue in 2011 compared to 2010 was due to the recognition of a $7.0 million milestone payment from Astellas in connection with FDA approval of the Horizant NDA for RLS.

The decrease in collaboration revenue in 2010 compared to 2009 was the result of an $8.0 million decrease in revenues recognized in 2009 under our Astellas agreement from milestone payments related to the FDA’s acceptance for review of the NDA for Horizant in the United States and the acceptance of filing of the NDA for Regnite with the Pharmaceuticals and Medical Device Agency in Japan.

We expect revenues to fluctuate in the future primarily depending upon the commercialization and potential further development of Horizant/Regnite/gabapentin enacarbil, the timing of milestone-related activities under our Astellas and GSK collaborations and the extent to which we enter into new, or modify existing, collaborative agreements. In the event our collaboration agreement with GSK terminates and commercialization rights to Horizant reverts to us, we expect revenues to fluctuate in our efforts to market and sell Horizant or enter into agreements with third parties to do so.

Research and Development Expenses

Of the total research and development expenses for the years ended December 31, 2011, 2010 and 2009, the costs associated with research and preclinical and clinical development activities approximated the following:

	Year Ended December 31,			2010 to 2011 Change		2009 to 2010 Change
	2011	2010	2009	$	%	$	%
	(In thousands, except percentages)
Research	$—	$9,543	$20,447	$(9,543)	(100)%	$(10,904)	(53)%
Preclinical and clinical development	43,788	43,003	50,300	785	2%	(7,297)	(15)%

Total research and development	$43,788	$52,546	$70,747	$(8,758)	(17)%	$(18,201)	(26)%

The decrease in research and development expenses for 2011 compared to 2010 was principally due to the following:

•	decreased net costs for AP of $5.1 million primarily due to decreased clinical costs;

•	decreased personnel costs of $4.7 million primarily due to decreased headcount and decreased non-cash stock-based compensation of $2.7 million;

•	decreased supplies and services costs of $0.7 million;

•	decreased office and facilities overhead costs of $0.6 million; partially offset by

•	increased net costs for XP23829 of $2.7 million primarily due to increased toxicology costs.

The decrease in research and development expenses for 2010 compared to 2009 was principally due to the following:

•	decreased net costs for Horizant/Regnite/gabapentin enacarbil of $2.7 million primarily due to decreased manufacturing and clinical costs;

•	decreased net costs for XP21279 of $1.4 million primarily due to decreased toxicology costs; and

•	decreased personnel costs of $12.6 million primarily due to decreased headcount, including decreased non-cash stock-based compensation of $2.2 million; partially offset by

•	a credit in 2009 of $2.0 million from Astellas for manufacturing costs under the supply arrangement.

We expect our research and development expenses to increase in 2012 primarily due to the AP Phase 3 spasticity program. The timing and amount of research and development expenses incurred will primarily depend upon the extent of current or future clinical trials for AP, as well as the related expenses associated with our development organization, regulatory requirements, advancement of our preclinical program and product candidate manufacturing costs.

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

	Year Ended December 31,			2010 to 2011 Change		2009 to 2010 Change
	2011	2010	2009	$	%	$	%
	(In thousands, except percentages)
Selling, general and administrative	$30,427	$28,323	$31,807	$2,104	7%	$(3,484)	(11)%

The increase in selling, general and administrative expenses in 2011 compared to 2010 was principally due to increased personnel costs of $0.8 million, consulting costs of $0.8 million and market research costs of $0.6 million.

The decrease in selling, general and administrative expenses in 2010 compared to 2009 was principally due to decreased personnel costs of $2.8 million primarily due to decreased headcount.

We expect moderate increases in selling, general and administrative expenses compared to 2011 levels. Pursuant to our amended and restated collaboration agreement with GSK, we have up to three years to deploy a sales force following the April 2011 approval of Horizant in the United States. The timing and amount of selling, general and administrative expenses incurred will primarily depend upon if or when we deploy such sales force in support of the commercialization of Horizant for RLS.

Restructuring Charges

As a result of the implementation of our March 2010 restructuring plan that resulted in a reduction in force of 107 employees, or approximately 50% of our workforce at the time, we recorded restructuring charges of $5.3 million in the year ended December 31, 2010. The restructuring charges consisted primarily of $3.9 million of leave of absence pay, severance and healthcare benefits, $0.9 million of non-cash stock-based compensation and $0.4 million of property and equipment write-offs. As of December 31, 2010, we had made all cash payments in association with this restructuring plan.

In December 2011, as part of our ongoing evaluation of our facilities requirements in light of future plans, we recorded restructuring charges of $2.9 million in the fourth quarter of 2011 in connection with the permanent cease use of the office space in a building at 3400 Central Expressway, Santa Clara, California. The restructuring charges consisted of $2.5 million of facility-related charges and $0.4 million of property and equipment write-offs. As of December 31, 2011, we expect to make all cash payments associated with this action by August 2013, which coincides with the end of the lease term for the office space.

Interest and Other Income and Interest and Other Expense

	Year Ended December 31,			2010 to 2011 Change		2009 to 2010 Change
	2011	2010	2009	$	%	$	%
	(In thousands, except percentages)
Interest and other income	$243	$796	$1,229	$(553)	(69)%	$(433)	(35)%
Interest and other expense	—	—	4	—	0%	(4)	(100)%

The decrease in interest and other income in 2011 compared to 2010 resulted primarily from awards that totaled $0.5 million received and recognized in 2010 through the Qualifying Therapeutic Discovery Project program under section 48D of the Internal Revenue Code of 1986, as amended, which was enacted as part of the Patient Protection and Affordable Care Act of 2010, and, to a lesser extent, earnings on cash equivalents and short-term investments. The decrease in interest income in 2010 compared to 2009 was primarily due to lower interest rates.

Income Taxes

We recorded $0, $0 and $0.7 million of current income tax benefit for the years ended December 31, 2011, 2010 and 2009, respectively. In the year ended December 31, 2009, $0.4 million of current income tax benefit recognized was due to the adoption of a provision in the Worker, Homeownership, and Business Assistance Act of 2009 that allows businesses with net operating losses in 2008 or 2009 to carry back those losses for up to five-years and $0.3 million of current income tax benefit recognized was due to the adoption of a provision in the American Recovery and Reinvestment Tax Act of 2009 that allows corporations to convert carry-forward research and development and Alternative Minimum Tax credits into a refundable credit amount, which we claimed and received as a refund in cash in 2010.

Liquidity and Capital Resources

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash provided by (used in):
Operating activities	$(13,413)	$(64,481)	$(57,680)
Investing activities	15,429	20,227	(25,631)
Financing activities	178	31,191	53,516
Capital expenditures (included in investing activities above)	(225)	(646)	(2,891)

Due to our significant research and development expenditures, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our equity securities, non-equity payments from our collaborators and interest earned on investments. At December 31, 2011, we had available cash and cash equivalents and short-term investments of $94.4 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including corporate debt securities, investments backed by U.S. government-sponsored agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $13.4 million, $64.5 million and $57.7 million in the years ended December 31, 2011, 2010 and 2009, respectively. The net cash used in operating activities in 2011 primarily reflected our net loss, partially offset by non-cash stock-based compensation. The net cash used in operating activities in 2010 and 2009 primarily reflected our net loss and, to a lesser extent, changes in operating assets and liabilities, partially offset by non-cash stock-based compensation. Additionally, we recorded restructuring charges of $2.9 million and $5.3 million in the years ended December 31, 2011 and 2010, respectively, which included approximately $0 and $4.0 million of cash expenditures, all of which was paid in the year ended December 31, 2010.

Net cash provided by (used in) investing activities primarily reflected the timing of purchases of investments and proceeds from maturities of investments.

Net cash provided by financing activities was $0.2 million, $31.2 million and $53.5 million in the years ended December 31, 2011, 2010 and 2009, respectively. The net cash provided by financing activities in 2011, 2010 and 2009 primarily reflected the net proceeds from the issuance of common stock and the exercise of stock options.

We believe that our existing capital resources and anticipated milestone payments, together with interest thereon, will be sufficient to meet our projected operating requirements into the third quarter of 2013. This estimate assumes receipt of a potential $10.0 million milestone payment from GSK associated with the possible approval of Horizant for the management of PHN, assuming such approval occurs and the collaboration agreement with GSK is effective at the time of such approval. We have based our estimate of cash sufficiency on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential milestones and contingent payments receivable under our collaborations. If our collaboration with GSK is terminated, we may not be entitled to any further milestone payments or royalties from GSK with respect to the development and commercialization of Horizant, which could accelerate our need for additional capital. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our marketed product and product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the timing and amount of our share of operating losses from our GSK collaboration;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from Horizant, Regnite and our other potential products;

•	the timing of any milestone and contingent payments under our collaborative arrangements;

•	the costs and expenses associated with the litigation proceedings related to the XenoPort Complaint, the GSK Complaint and the notice of termination of the collaboration agreement with GSK;

•

if our collaboration with GSK is not terminated, the timing and costs of our establishment of a sales force to support our co-promotion of Horizant for the treatment of RLS, if we establish a sales force;

•

if our collaboration with GSK is terminated and rights to Horizant revert to us, the timing and costs of establishing third party arrangements to market and sell Horizant if we choose or are unable to establish sufficient sales, marketing and distribution capabilities on our own;

•	the cost of manufacturing clinical, and establishing commercial, supplies of our product candidates and any products that we may develop;

•

the number and characteristics of product candidates that we pursue, including rights related to Horizant that we obtained pursuant to our amended and restated collaboration agreement with GSK or that we may obtain if the collaboration with GSK is terminated;

•	the cost, timing and outcomes of regulatory approvals, if any;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish or modify;

•	the cost and expenses associated with any potential litigation, including any further litigation arising from our collaboration agreement with GSK;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent of product development funding under our current collaborative arrangements; and

•

the extent to which we acquire or invest in businesses, products or technologies that complement our business, although we have no commitments or agreements relating to any of these types of transactions.

If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are, or anticipate that we may be, unable to raise additional funds when needed, we may terminate or delay clinical trials for one or more of our product candidates, we may delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates or we may curtail significant drug development programs for our product candidates. In addition, if our collaboration agreement with GSK does not terminate, at any time upon advance notice to GSK, we may exercise the right to revert to a net sales royalty-based compensation structure and forego the right to co-promote Horizant in the United States. We may seek to raise any necessary additional funds through equity or debt financings, collaborative arrangements with corporate partners or other sources. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. To the extent that we raise additional capital through equity financings, dilution to our stockholders would result. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our financial condition, the outcome of the litigation proceedings with GSK, including whether our collaboration with GSK will terminate and on what terms, and/or current economic conditions, including the effects of disruptions to and volatility in the credit and financial markets in the United States, the European Union and other regions of the world, including those resulting from or associated with rising government debt levels.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Contractual Obligations

Our future contractual obligations at December 31, 2011 were as follows (in thousands):

	000000	000000	000000	000000	000000
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating lease obligations	$6,363	$3,723	$2,640	$—	$—

Operating lease obligations do not assume the exercise by us of any termination or extension options.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high-credit quality. As of December 31, 2011, we had cash and cash equivalents and short-term investments of $94.4 million consisting of cash and highly liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amount of $0.1 million, $1.1 million and $3.5 million during the years ended December 31, 2011, 2010 and 2009, respectively, to this European contract manufacturer. We are subject to exposure to fluctuations in foreign exchange rates in connection with agreements with this European contract manufacturer. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.

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

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2011, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) were effective.

Limitations on the Effectiveness of Controls.    A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of December 31, 2011, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

Ernst & Young LLP, an independent registered public accounting firm, has audited our financial statements included herein and has issued an audit report on the effectiveness of our internal control over financial reporting, which report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of XenoPort, Inc.

We have audited XenoPort, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). XenoPort, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, XenoPort, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of XenoPort, Inc. as of December 31, 2011 and 2010, and the related statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of XenoPort, Inc., and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 29, 2012

Changes in Internal Controls Over Financial Reporting

There were no significant changes in our internal controls over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

At our 2011 annual meeting of stockholders held in May 2011, our stockholders did not indicate a majority preference for how frequently we will include a non-binding “say-on-pay” stockholder advisory vote on the compensation of our named executive officers in our proxy materials. Our board of directors initially decided to include such non-binding say-on-pay stockholder advisory votes every three years until such time as the next advisory vote is submitted to stockholders regarding the frequency of such advisory votes or until our board of directors otherwise determines that a different frequency for such advisory votes is in the best interests of our stockholders. Upon a review of recent proxy voting guidance and guidelines, our board of directors has determined that it would be in the best interests of our stockholders to include an advisory vote on the compensation of our named executive officers in our proxy materials in connection with the 2012 annual meeting of stockholders.

PART III.

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our 2012 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to our executive officers may be found under the caption, “Executive Officers of the Registrant” in Item 1 of this Annual Report on Form 10-K. The information required by this item relating to our directors and nominees, including information with respect to our audit committee, audit committee financial experts and procedures by which stockholders may recommend nominees to our board of directors, may be found under the section entitled “Proposal 1 — Election of Directors” appearing in the Proxy Statement. Such information is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Exchange Act may be found under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our Proxy Statement. Such information is incorporated herein by reference.

We have adopted a code of ethics that applies to our employees, officers and directors and incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. In addition, the code of ethics incorporates our guidelines pertaining to topics such as conflicts of interest and workplace behavior. We have posted the text of our code of ethics on our Web site at www.XenoPort.com in connection with “Investor Relations/Corporate Governance” materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our Web site in the future.

Item 11.    Executive Compensation.

The information required by this item is included in our Proxy Statement under the sections entitled “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
1999 Stock Plan(1)	434,261	$4.36	—
2005 Equity Incentive Plan(2)	4,710,424	$18.67	879,674
2005 Non-Employee Directors’ Stock Option Plan(3)	397,500	$21.58	144,166
2005 Employee Stock Purchase Plan(4)	—	—	333,306
Equity compensation plans not approved by security holders:
New Hire Option Agreement with Vincent J. Angotti(5)	140,612	$42.59	—
New Hire Stock Unit Award Agreement with Vincent J. Angotti(6)	2,500	—	—
2010 Inducement Award Plan(7)	317,674	$6.24	655,516

Total	6,002,971	$17.69	2,012,662

(1)	In December 1999, we adopted the 1999 Stock Plan, or the 1999 Plan, which was terminated in June 2005 in connection with our initial public offering so that no further awards may be granted under the 1999 Plan. Although the 1999 Plan has terminated, all outstanding options under the 1999 Plan will continue to be governed by their existing terms.

(2)	In January 2005, we adopted the 2005 Equity Incentive Plan, or the 2005 Incentive Plan, which became effective in June 2005 in connection with our initial public offering. A total of 2,000,000 shares of common stock were initially authorized for issuance under the 2005 Incentive Plan. Our board of directors may increase the share reserve of the 2005 Incentive Plan as of each January 1, from January 1, 2006 through January 1, 2015, by an amount determined by our board; provided, however that the increase for any year may not exceed the lesser of (1) 2.5% of the total number of shares of our common stock outstanding on the December 31st of the preceding calendar year or (2) 2,000,000 shares. During the year ended December 31, 2011, the annual increase to the 2005 Incentive Plan reserve was 880,669 shares. Restricted stock unit awards and a performance stock unit award have been granted under the 2005 Incentive Plan and are included in column (a). The outstanding performance stock unit award has a variable amount of securities that may be issued under it depending on certain performance measures. The maximum number of shares of common stock that may be issued under such award, 200,000, has been included in column (a). The weighted-average exercise price in column (b) does not take the performance stock unit award into account, but does include the effect of the restricted stock unit awards under the 2005 Incentive Plan, which awards do not carry an exercise price. At December 31, 2011, the weighted-average exercise price of outstanding options under the 2005 Incentive Plan was $24.80, excluding the restricted stock unit awards.

(3)

In January 2005, we adopted the 2005 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan, which became effective in June 2005 in connection with our initial public offering. The Directors’ Plan provides for the automatic grant of options to purchase shares of our common stock to non-employee directors. A total of 150,000 shares of our common stock were initially authorized for issuance under the Directors’ Plan. Our board of directors may increase the share reserve of the Directors’ Plan as of each January 1, from January 1, 2006 through January 1, 2015, by an amount determined by our board; provided, however that the increase for any year may not exceed the excess of (1) the number of shares of our common stock subject to options granted under the Directors’ Plan during the preceding calendar year over (2) the number of shares added back to the share reserve of the Directors’ Plan during the preceding calendar year from cancellations. During the year ended December 31, 2011, the annual increase to the Directors’ Plan reserve was 27,083 shares.

(4)	In January 2005, we adopted the 2005 Employee Stock Purchase Plan, or ESPP, which became effective in June 2005 in connection with our initial public offering. The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price of our common stock at the beginning of the offering period or 85% of the closing price of our common stock on the date of purchase. A total of 250,000 shares of our common stock were initially authorized for issuance under the ESPP. Our board of directors may increase the share reserve of the ESPP as of each January 1, from January 1, 2006 through January 1, 2015, by an amount determined by our board; provided, however that the increase for any year may not exceed the lesser of (1) 1% of the total number of shares of our common stock outstanding on the December 31st of the preceding calendar year or (2) 250,000 shares. During the year ended December 31, 2011, our board determined that the share reserve of the ESPP was sufficient and did not require an annual increase.

(5)	On May 1, 2008, Mr. Angotti was granted a new employee inducement stock award outside of our stockholder approved equity plans consisting of nonqualified stock options to purchase 140,612 shares of our common stock. The stock options have a per share exercise price of $42.59, the closing trading price of our common stock on the NASDAQ Global Market on May 1, 2008. The stock options have a ten-year term and vest over four years, with 25% cliff vesting on the first anniversary of the May 1, 2008 grant date, and 1/48th of the shares subject to the options vesting monthly thereafter.

(6)	On May 1, 2008, Mr. Angotti was granted a new employee inducement stock award outside of our stockholder approved equity plans consisting of restricted stock units for 10,000 shares of our common stock. The restricted stock units vest in four equal annual installments on each anniversary of the May 1, 2008 grant date. The restricted stock units have no exercise price.

(7)	In May 2010, the 2010 Inducement Award Plan, or the 2010 Inducement Plan, was adopted by our board and became effective. We intend to grant awards under the 2010 Inducement Plan to persons not previously employees or directors of ours (or following bona fide periods of non-employment by us and our affiliates) as inducements material to such individuals entering into employment with us and to provide incentives for such persons to exert maximum efforts for our success. A total of 350,000 shares of common stock were initially authorized for issuance under the 2010 Inducement Plan and an additional 625,000 shares were authorized for issuance in 2011. The 2010 Inducement Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. Restricted stock unit awards have been granted under the 2010 Inducement Plan and are included in column (a). The weighted-average exercise price in column (b) includes the effect of the restricted stock unit awards under the 2010 Inducement Plan, which awards do not carry an exercise price. At December 31, 2011, the weighted-average exercise price of outstanding options under the 2010 Inducement Plan was $6.83, excluding the restricted stock unit awards.

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

Item 14.    Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the information included in our Proxy Statement under the section entitled “Proposal 3 — Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV.

Item 15.    Exhibits, Financial Statement Schedules.

1.  Index to Financial Statements

The following Financial Statements are included herein:

2.  Index to Financial Statement Schedules

None.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

3.  Exhibits — The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Right Certificate(4)

4.3	Form of Registered Direct Common Warrant(5)

10.1*	Form of Indemnification Agreement between the Company and its officers and directors(6)

10.2*	Form of Employee Proprietary Information Agreement between the Company and its executive officers(7)

10.3	Lease Agreement, dated September 24, 2001, by and between the Company and Sobrato Interests(7)

10.3.1	First Amendment to Lease Agreement, dated February 29, 2008, by and between the Company and Sobrato Interests(8)

10.4	Lease, dated February 29, 2008, by and between the Company and Sobrato Interests(9)

10.5*	1999 Stock Plan(7)

10.6*	Form of Stock Option Agreement under the 1999 Stock Plan(7)

10.7*	2005 Equity Incentive Plan(6)

10.8*	Form of Option Agreement under the 2005 Equity Incentive Plan(6)

10.9*	Form of Stock Unit Award Agreement under the 2005 Equity Incentive Plan(10)

10.10*	2005 Non-Employee Directors’ Stock Option Plan(11)

10.11*	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan(12)

10.12*	2005 Employee Stock Purchase Plan(13)

10.13*	Form of 2005 Employee Stock Purchase Plan Offering Document(14)

10.14*	2010 Inducement Award Plan, as amended effective August 1, 2011(15)

10.15*	Form of Option Agreement under the 2010 Inducement Award Plan(16)

10.16*	Form of Stock Unit Award Agreement under the 2010 Inducement Award Plan(17)

10.17*	New Hire Option Agreement between Vincent J. Angotti and the Company(18)

10.18*	New Hire Stock Unit Award Agreement between Vincent J. Angotti and the Company(19)

10.19*	Performance Stock Unit Agreement, dated May 13, 2010, between the Company and Ronald W. Barrett, Ph.D.(20)

10.20*	Severance Rights Agreement, dated February 9, 2012, between the Company and Ronald W. Barrett, Ph.D.(21)

10.21*	Form of Severance Rights Agreement, dated February 9, 2012, between the Company and each of Vincent J. Angotti, Gianna M. Bosko, William G. Harris and David R. Savello, Ph.D.(22)

10.22*	Form of Change of Control Agreement between the Company and certain of its officers(23)

10.23*	Change of Control Agreement, dated November 7, 2007, between the Company and Kenneth C. Cundy, Ph.D.(24)

Exhibit Number	Description of Document

10.24*	Amended and Restated Change of Control Agreement, dated February 25, 2011, between the Company and Gianna M. Bosko(25)

10.25*	Consulting Letter Agreement, dated August 26, 2010, between the Company and William J. Rieflin(26)

10.26*	XenoPort, Inc. Corporate Bonus Plan(27)

10.27*	Term Sheet for Director Cash Compensation(28)

10.28*	2011 Executive Compensation Information(29)

10.29*	2012 Executive Compensation Information(30)

10.30†	Amended and Restated Distribution and License Agreement, dated as of October 31, 2009, between the Company and Astellas Pharma Inc.(31)

10.31†	Amended and Restated Development and Commercialization Agreement, dated November 7, 2010, by and between the Company and Glaxo Group Limited

10.32	Rights Agreement, dated as of December 15, 2005, by and between the Company and Mellon Investor Services LLC(32)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in the signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(33)

101.INS	XBRL Instance Document(34)

101.SCH	XBRL Taxonomy Extension Schema Document(34)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(34)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(34)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(34)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(34)

*	Represents a management contract or compensation plan or arrangement.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.

(5)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 30, 2008.

(6)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on March 2, 2005.

(7)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(8)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2008, as filed with the SEC on May 8, 2008.

(9)	Incorporated herein by reference to Exhibit 10.32 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2008, as filed with the SEC on May 8, 2008.

(10)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2008, as filed with the SEC on August 7, 2008.

(11)	Incorporated herein by reference to Exhibit 10.9 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(12)	Incorporated herein by reference to Exhibit 10.10 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(13)	Incorporated herein by reference to Exhibit 10.11 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on March 2, 2005.

(14)	Incorporated herein by reference to Exhibit 10.12 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on March 2, 2005.

(15)	Incorporated herein by reference to Exhibit 10.17 of our quarterly report on Form 10-Q (File No. 000-51329), as filed with the SEC on August 5, 2011.

(16)	Incorporated herein by reference to Exhibit 99.3.2 of our registration statement on Form S-8 (File No. 333-166760), as filed with the SEC on May 12, 2010.

(17)	Incorporated herein by reference to Exhibit 99.3.3 of our registration statement on Form S-8 (File No. 333-166760), as filed with the SEC on May 12, 2010.

(18)	Incorporated herein by reference to Exhibit 99.4 of our registration statement on Form S-8 (File No. 333-150730), as filed with the SEC on May 8, 2008.

(19)	Incorporated herein by reference to Exhibit 99.5 of our registration statement on Form S-8 (File No. 333-150730), as filed with the SEC on May 8, 2008.

(20)	Incorporated herein by reference to Exhibit 10.41 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2010, as filed with the SEC on August 6, 2010.

(21)	Incorporated herein by reference to Exhibit 10.39 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 10, 2012.

(22)	Incorporated herein by reference to Exhibit 10.40 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 10, 2012.

(23)	Incorporated herein by reference to Exhibit 10.13 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(24)	Incorporated herein by reference to Exhibit 10.31 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(25)	Incorporated herein by reference to Exhibit 10.28 of our annual report on Form 10-K (File No. 000-51329) for the period ended December 31, 2010, as filed with the SEC on March 1, 2011.

(26)	Incorporated herein by reference to Exhibit 10.43 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2010, as filed with the SEC on November 9, 2010.

(27)	Incorporated herein by reference to Exhibit 10.24 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 2, 2007.

(28)	Incorporated herein by reference to Exhibit 10.25 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on August 4, 2006.

(29)	Incorporated herein by reference to Exhibit 10.45 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on January 14, 2011.

(30)	Incorporated herein by reference to Exhibit 10.38 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on January 17, 2012.

(31)	Incorporated herein by reference to Exhibit 10.35 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2009, as filed with the SEC on November 4, 2009.

(32)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.

(33)	This certification accompanies the annual report on Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

(34)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XenoPort, Inc. (Registrant)

February 29, 2012	/s/ Ronald W. Barrett
Ronald W. Barrett Chief Executive Officer and Director

February 29, 2012	/s/ William G. Harris
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ronald W. Barrett Ronald W. Barrett	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2012

/s/ William G. Harris William G. Harris	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012

/s/ Paul L. Berns Paul L. Berns	Director	February 29, 2012

/s/ Dennis M. Fenton Dennis M. Fenton	Director	February 29, 2012

/s/ John G. Freund John G. Freund	Director	February 29, 2012

/s/ Catherine J. Friedman Catherine J. Friedman	Director	February 29, 2012

/s/ Jeryl L. Hilleman Jeryl L. Hilleman	Director	February 29, 2012

/s/ William J. Rieflin William J. Rieflin	Director	February 29, 2012

/s/ Wendell Wierenga Wendell Wierenga	Director	February 29, 2012

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Right Certificate(4)

4.3	Form of Registered Direct Common Warrant(5)

10.1*	Form of Indemnification Agreement between the Company and its officers and directors(6)

10.2*	Form of Employee Proprietary Information Agreement between the Company and its executive officers(7)

10.3	Lease Agreement, dated September 24, 2001, by and between the Company and Sobrato Interests(7)

10.3.1	First Amendment to Lease Agreement, dated February 29, 2008, by and between the Company and Sobrato Interests(8)

10.4	Lease, dated February 29, 2008, by and between the Company and Sobrato Interests(9)

10.5*	1999 Stock Plan(7)

10.6*	Form of Stock Option Agreement under the 1999 Stock Plan(7)

10.7*	2005 Equity Incentive Plan(6)

10.8*	Form of Option Agreement under the 2005 Equity Incentive Plan(6)

10.9*	Form of Stock Unit Award Agreement under the 2005 Equity Incentive Plan(10)

10.10*	2005 Non-Employee Directors’ Stock Option Plan(11)

10.11*	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan(12)

10.12*	2005 Employee Stock Purchase Plan(13)

10.13*	Form of 2005 Employee Stock Purchase Plan Offering Document(14)

10.14*	2010 Inducement Award Plan, as amended effective August 1, 2011(15)

10.15*	Form of Option Agreement under the 2010 Inducement Award Plan(16)

10.16*	Form of Stock Unit Award Agreement under the 2010 Inducement Award Plan(17)

10.17*	New Hire Option Agreement between Vincent J. Angotti and the Company(18)

10.18*	New Hire Stock Unit Award Agreement between Vincent J. Angotti and the Company(19)

10.19*	Performance Stock Unit Agreement, dated May 13, 2010, between the Company and Ronald W. Barrett, Ph.D.(20)

10.20*	Severance Rights Agreement, dated February 9, 2012, between the Company and Ronald W. Barrett, Ph.D.(21)

10.21*	Form of Severance Rights Agreement, dated February 9, 2012, between the Company and each of Vincent J. Angotti, Gianna M. Bosko, William G. Harris and David R. Savello, Ph.D.(22)

10.22*	Form of Change of Control Agreement between the Company and certain of its officers(23)

10.23*	Change of Control Agreement, dated November 7, 2007, between the Company and Kenneth C. Cundy, Ph.D.(24)

Exhibit Number	Description of Document

10.24*	Amended and Restated Change of Control Agreement, dated February 25, 2011, between the Company and Gianna M. Bosko(25)

10.25*	Consulting Letter Agreement, dated August 26, 2010, between the Company and William J. Rieflin(26)

10.26*	XenoPort, Inc. Corporate Bonus Plan(27)

10.27*	Term Sheet for Director Cash Compensation(28)

10.28*	2011 Executive Compensation Information(29)

10.29*	2012 Executive Compensation Information(30)

10.30†	Amended and Restated Distribution and License Agreement, dated as of October 31, 2009, between the Company and Astellas Pharma Inc.(31)

10.31†	Amended and Restated Development and Commercialization Agreement, dated November 7, 2010, by and between the Company and Glaxo Group Limited

10.32	Rights Agreement, dated as of December 15, 2005, by and between the Company and Mellon Investor Services LLC(32)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in the signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(33)

101.INS	XBRL Instance Document(34)

101.SCH	XBRL Taxonomy Extension Schema Document(34)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(34)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(34)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(34)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(34)

*	Represents a management contract or compensation plan or arrangement.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.

(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(4)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.

(5)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 30, 2008.

(6)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on March 2, 2005.

(7)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(8)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2008, as filed with the SEC on May 8, 2008.

(9)	Incorporated herein by reference to Exhibit 10.32 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2008, as filed with the SEC on May 8, 2008.

(10)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2008, as filed with the SEC on August 7, 2008.

(11)	Incorporated herein by reference to Exhibit 10.9 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(12)	Incorporated herein by reference to Exhibit 10.10 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(13)	Incorporated herein by reference to Exhibit 10.11 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on March 2, 2005.

(14)	Incorporated herein by reference to Exhibit 10.12 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on March 2, 2005.

(15)	Incorporated herein by reference to Exhibit 10.17 of our quarterly report on Form 10-Q (File No. 000-51329), as filed with the SEC on August 5, 2011.

(16)	Incorporated herein by reference to Exhibit 99.3.2 of our registration statement on Form S-8 (File No. 333-166760), as filed with the SEC on May 12, 2010.

(17)	Incorporated herein by reference to Exhibit 99.3.3 of our registration statement on Form S-8 (File No. 333-166760), as filed with the SEC on May 12, 2010.

(18)	Incorporated herein by reference to Exhibit 99.4 of our registration statement on Form S-8 (File No. 333-150730), as filed with the SEC on May 8, 2008.

(19)	Incorporated herein by reference to Exhibit 99.5 of our registration statement on Form S-8 (File No. 333-150730), as filed with the SEC on May 8, 2008.

(20)	Incorporated herein by reference to Exhibit 10.41 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2010, as filed with the SEC on August 6, 2010.

(21)	Incorporated herein by reference to Exhibit 10.39 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 10, 2012.

(22)	Incorporated herein by reference to Exhibit 10.40 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 10, 2012.

(23)	Incorporated herein by reference to Exhibit 10.13 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(24)	Incorporated herein by reference to Exhibit 10.31 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(25)	Incorporated herein by reference to Exhibit 10.28 of our annual report on Form 10-K (File No. 000-51329) for the period ended December 31, 2010, as filed with the SEC on March 1, 2011.

(26)	Incorporated herein by reference to Exhibit 10.43 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2010, as filed with the SEC on November 9, 2010.

(27)	Incorporated herein by reference to Exhibit 10.24 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 2, 2007.

(28)	Incorporated herein by reference to Exhibit 10.25 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on August 4, 2006.

(29)	Incorporated herein by reference to Exhibit 10.45 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on January 14, 2011.

(30)	Incorporated herein by reference to Exhibit 10.38 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on January 17, 2012.

(31)	Incorporated herein by reference to Exhibit 10.35 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2009, as filed with the SEC on November 4, 2009.

(32)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.

(33)	This certification accompanies the annual report on Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

(34)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of XenoPort, Inc.

We have audited the accompanying balance sheets of XenoPort, Inc. as of December 31, 2011 and 2010, and the related statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XenoPort, Inc. at December 31, 2011 and 2010, and the results of its comprehensive loss and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), XenoPort, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Redwood City, California

February 29, 2012

XENOPORT, INC.

BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except per share amount)
Current assets:
Cash and cash equivalents	$25,386	$23,192
Short-term investments	69,056	85,403
Prepaids and other current assets	3,010	2,206

Total current assets	97,452	110,801
Property and equipment, net	3,921	7,209
Restricted investments and other assets	2,663	3,219

Total assets	$104,036	$121,229

Current liabilities:
Accounts payable	$1,032	$515
Accrued compensation	4,176	2,493
Accrued restructuring charges	1,627	—
Accrued preclinical and clinical costs	4,433	4,884
Other accrued liabilities	747	976
Deferred rent	—	1,104
Deferred revenue	1,515	1,515

Total current liabilities	13,530	11,487
Accrued restructuring charges	1,103	—
Deferred revenue	14,268	15,783
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 60,000 shares authorized; 35,515 and 35,227 shares issued and outstanding at December 31, 2011 and 2010, respectively	35	35
Additional paid-in capital	495,902	481,336
Accumulated other comprehensive loss	(16)	(6)
Accumulated deficit	(420,786)	(387,406)

Total stockholders’ equity	75,135	93,959

Total liabilities and stockholders’ equity	$104,036	$121,229

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenues:
Net revenue from unconsolidated joint operating activities	$35,000	$1,364	$24,758
Collaboration revenue	8,515	1,515	9,515

Total revenues	43,515	2,879	34,273

Operating expenses:
Research and development	43,788	52,546	70,747
Selling, general and administrative	30,427	28,323	31,807
Restructuring charges	2,923	5,275	—

Total operating expenses	77,138	86,144	102,554

Loss from operations	(33,623)	(83,265)	(68,281)
Interest and other income	243	796	1,229
Interest and other expense	—	—	(4)

Loss before income taxes	(33,380)	(82,469)	(67,056)
Income tax benefit	—	—	(722)

Net loss	(33,380)	(82,469)	(66,334)
Other comprehensive loss:
Unrealized gains (losses) on available-for sale securities	(10)	(32)	(513)

Comprehensive loss	$(33,390)	$(82,501)	$(66,847)

Basic and diluted net loss per share	$(0.94)	$(2.68)	$(2.31)

Shares used to compute basic and diluted net loss per share	35,400	30,813	28,766

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance at December 31, 2008	27,247,088	$27	$360,011	$539	$(238,603)	$121,974
Issuance of common stock upon exercise of options and vesting of restricted stock units	160,930	—	587	—	—	587
Issuance of common stock in connection with Employee Stock Purchase Plan	120,039	—	1,714	—	—	1,714
Employees stock-based compensation expense	—	—	18,633	—	—	18,633
Proceeds from common stock issued upon public offering, net of offering costs	2,875,000	3	51,212	—	—	51,215
Change in unrealized gains (losses) on investments	—	—	—	(513)	—	(513)
Net loss	—	—	—	—	(66,334)	(66,334)

Balance at December 31, 2009	30,403,057	30	432,157	26	(304,937)	127,276
Issuance of common stock upon exercise of options and vesting of restricted stock units	119,605	—	(358)	—	—	(358)
Issuance of common stock in connection with Employee Stock Purchase Plan	104,100	—	859	—	—	859
Employees stock-based compensation expense	—	—	17,993	—	—	17,993
Proceeds from common stock issued upon public offering, net of offering costs	4,600,000	5	30,685	—	—	30,690
Change in unrealized gains (losses) on investments	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(82,469)	(82,469)

Balance at December 31, 2010	35,226,762	35	481,336	(6)	(387,406)	93,959
Issuance of common stock upon exercise of options and vesting of restricted stock units	143,969	—	(624)	—	—	(624)
Issuance of common stock in connection with Employee Stock Purchase Plan	143,905	—	802	—	—	802
Employees stock-based compensation expense	—	—	14,388	—	—	14,388
Change in unrealized gains (losses) on investments	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(33,380)	(33,380)

Balance at December 31, 2011	35,514,636	$35	$495,902	$(16)	$(420,786)	$75,135

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating activities
Net loss	$(33,380)	$(82,469)	$(66,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,513	4,163	3,635
Accretion of investment discounts and amortization of investment premiums, net	677	1,090	1,438
Stock-based compensation expense	14,388	17,993	18,633
Changes in assets and liabilities:
Prepaids and other current and noncurrent assets	127	1,513	(799)
Accounts payable	517	(1,516)	(230)
Accrued compensation	1,683	(3,160)	821
Accrued restructuring charges	2,730	—	—
Accrued preclinical and clinical costs	(451)	1,775	(6,598)
Accrued unconsolidated joint operating activities	—	(1,095)	1,095
Other accrued liabilities	(229)	65	(1,090)
Deferred revenue	(1,515)	(1,784)	(7,368)
Deferred rent	(1,473)	(1,056)	(883)

Net cash used in operating activities	(13,413)	(64,481)	(57,680)

Investing activities
Purchases of investments	(141,357)	(144,085)	(231,650)
Proceeds from maturities of investments	157,017	164,973	209,019
Change in restricted investments	(6)	(15)	(109)
Purchases of property and equipment	(225)	(646)	(2,891)

Net cash provided by (used in) investing activities	15,429	20,227	(25,631)

Financing activities
Net proceeds from issuance of common stock and exercise of stock options	178	31,191	53,516

Net cash provided by financing activities	178	31,191	53,516

Net increase (decrease) in cash and cash equivalents	2,194	(13,063)	(29,795)
Cash and cash equivalents at beginning of period	23,192	36,255	66,050

Cash and cash equivalents at end of period	$25,386	$23,192	$36,255

Supplemental disclosure of cash flow information
Income taxes refunded	$—	$722	$388

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Nature of Operations

XenoPort, Inc., or the Company, was incorporated in the state of Delaware on May 19, 1999. The Company is a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates for the potential treatment of neurological disorders. The Company’s innovative product candidates are prodrugs that are typically created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct limitations in the oral absorption, distribution and/or metabolism of the parent drug. The Company intends to focus its development and commercialization efforts on potential treatments of diseases with significant unmet medical needs, with an emphasis on central nervous system disorders. The Company’s marketed product and each of its product candidates is an orally available, patented or patentable new chemical entity that addresses potential markets with clear unmet medical needs. The Company’s facilities are located in Santa Clara, California.

Basis of Preparation

The Company’s financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification, or the Codification, which is the single source for all authoritative U.S. generally accepted accounting principles, or GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents and short-term investments, approximate fair value due to their short maturities. The Company accounts for the fair value of its financial instruments in accordance with the provisions of the Fair Value Measurement topic of the Codification.

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that the Company believes market participants would use in pricing assets or liabilities, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. The Company applies the market approach valuation technique for fair value measurements on a recurring basis and attempts to maximize the use of observable inputs and minimize the use of unobservable inputs. All of the Company’s cash equivalents and short-term investments are valued using quoted prices in active markets and are classified at Level 1 or Level 2 within the fair value hierarchy.

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents, which primarily consist of money market funds, U.S. government-sponsored agencies and corporate debt securities.

Management determines the appropriate classification of securities at the time of purchase. All investments have been designated as available-for-sale. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity may be one year or more beyond the current balance sheet date. Available-for-sale securities are carried at estimated fair value with unrealized gains and losses reported as a component of other comprehensive loss in the statements of comprehensive loss.

The cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, if any, are recorded in interest income and expense. The cost of securities sold is based on the specific-identification method. Interest and dividends are included in interest income.

Restricted Investments

Under a facilities operating lease agreement, the Company is required to secure a letter of credit with cash or securities. At December 31, 2011 and 2010, the Company recorded $1,704,000 and $1,699,000, respectively, of restricted investments related to the letter of credit (see Note 6).

In connection with the Company’s license to use radioactive materials in its research facilities, it must maintain a $225,000 letter of credit with the Radiological Health Branch of the State of California. This requirement has been fulfilled through certificates of deposit with a financial institution. The fair value of the secured amount of $250,000 and $249,000 was classified as restricted investments in the accompanying balance sheets at December 31, 2011 and 2010, respectively.

Concentrations of Risk

The Company invests cash that is not being used for operational purposes. This exposes the Company to credit risk in the event of default by the institutions holding the cash and cash equivalents and available-for-sale securities. The credit risk is mitigated by the Company’s investment policy, which allows for the purchase of low risk debt securities issued by the U.S. government, U.S. government-sponsored agencies and highly rated banks and corporations, subject to certain concentration limits. The maturities of these securities are maintained at no longer than 18 months. The Company believes its established guidelines for investment of its excess cash enhances safety and liquidity through its policies on diversification and investment maturity.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and available-for-sale investment securities in high-credit quality debt securities issued by the U.S. government, U.S. government-sponsored enterprises and highly rated banks and corporations. The carrying amounts of cash equivalents and available-for-sale investment securities approximate fair value due to their short-term nature.

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

Revenue Recognition

Revenue arrangements entered into, or materially modified, through December 31, 2010 are accounted for in accordance with the provisions of the Revenue Recognition-Multiple-Element Arrangements topic of the Codification. A variety of factors were considered in determining the appropriate method of revenue recognition under these arrangements, such as whether the various elements could be considered separate units of accounting, whether there was objective and reliable evidence of fair value for these elements and whether there was a separate earnings process associated with a particular element of an agreement.

Effective January 1, 2011, the Company adopted the provisions of Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, which is included within the Codification as Revenue Recognition-Multiple Element Arrangements, on a prospective basis. Under the provisions of ASU 2009-13, the Company will no longer rely on objective and reliable evidence of the fair value of the elements in a revenue arrangement in order to separate a deliverable into a separate unit of accounting, and the use of the residual method has been eliminated. The Company will instead use a selling price hierarchy for determining the selling price of a deliverable, which will be used to determine the allocation of consideration to each unit of accounting under an arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The provisions of ASU 2009-13 will be applied by the Company to revenue arrangements entered into, or materially modified, beginning January 1, 2011. As of December 31, 2011, the Company had not applied the provisions of ASU 2009-13 to any of its revenue arrangements as the Company had not entered into any new, or materially modified any of its existing, revenue arrangements in 2011. Therefore, there was no material impact on the Company’s financial position or results of operations from adopting ASU 2009-13. However, the provisions of ASU 2009-13 could have a material impact on the revenue recognized from any collaboration agreements that the Company enters into, or materially modifies, in future periods.

Effective January 1, 2011, the Company also adopted the provisions of ASU 2010-17, Milestone Method of Revenue Recognition, or ASU 2010-17, which is included within the Codification as Revenue Recognition-Milestone Method. The provisions of ASU 2010-17 are being applied by the Company on a prospective basis for milestones achieved starting in 2011. The adoption of ASU 2010-17 did not have a material impact on the Company’s financial position or results of operations as of December 31, 2011, and the provisions of ASU 2010-17 are not expected to have a material impact on the revenue recognized from any existing collaboration agreements.

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

Collaboration revenue includes revenue from the Company’s current collaboration agreement with Astellas Pharma Inc. Net revenue from unconsolidated joint operating activities includes all revenue that results solely from the Company’s current collaboration agreement with Glaxo Group Limited, or GSK. The Company accounts for the revenue-related activities of these collaboration agreements as follows:

•

Up-front, licensing-type payments.    Up-front, licensing-type payments are assessed to determine whether or not the licensee is able to obtain any stand-alone value from the license. Where this is not the case, the Company does not consider the license deliverable to be a separate unit of accounting, and the revenue is deferred with revenue recognition for the license fee being assessed in conjunction with the other deliverables that constitute the combined unit of accounting.

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

Effective January 1, 2011, under the provisions of ASU 2010-17, consideration that is contingent upon achievement of a milestone can be recognized in its entirety as revenue in the period in which the milestone is achieved. Recognition will occur only if the consideration earned from the achievement of a milestone meets all the criteria for the milestone to be considered substantive at the inception of the arrangement, such that it: (i) is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (ii) relates solely to past performance; and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

The provisions of ASU 2010-17 do not apply to contingent payments for which payment is either contingent solely upon the passage of time or the result of a collaborative partner’s performance. The Company will assess the nature of, and appropriate accounting for, these payments on a case-by-case basis in accordance with the provisions of the Revenue Recognition topic of the Codification.

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

Stock-Based Compensation

The Compensation — Stock Compensation topic of the Codification establishes accounting for stock-based awards exchanged for employee services. In accordance with this topic, for stock options, awards and stock purchase rights granted under the 2005 Employee Stock Purchase Plan, or ESPP, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period.

The effect of recording stock-based compensation under the Compensation — Stock Compensation topic was as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Stock-based compensation by type of award:
Employee stock options and awards	$14,044	$17,347	$17,835
ESPP	344	646	798

Total stock-based compensation	$14,388	$17,993	$18,633

Effect on basic and diluted net loss per share	$(0.41)	$(0.58)	$(0.65)

The Company’s employee non-cash stock-based compensation, excluding non-cash stock-based compensation resulting from the Company’s 2010 restructuring plan, was reported as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Research and development	$5,208	$7,930	$10,101
Selling, general and administrative	9,180	9,210	8,532

	$14,388	$17,140	$18,633

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

	Year Ended December 31,
	2011	2010	2009
Dividend yield	0%	0%	0%
Volatility for options	0.77	0.74	0.72
Volatility for ESPP	0.73	1.18	0.80
Weighted-average expected life of options (years)	5.34	5.26	5.36
Weighted-average expected life of ESPP rights (years)	0.5	0.5	0.5
Risk-free interest rate for options	0.90-2.26%	1.18-2.58%	1.60-2.71%
Risk-free interest rate for ESPP rights	0.07-0.19%	0.19-0.24%	0.24-1.74%

The Compensation — Stock Compensation topic of the Codification requires the use of option-pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived, exchange-traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Historically, the Company derived both the expected life and the expected stock price volatility assumptions using data obtained from similar entities, taking into consideration factors such as industry, stage of life cycle, size and financial leverage. On a prospective basis, beginning in the first quarter of 2011, the Company has determined that its historical volatility can be used as a reasonable basis to derive the expected stock price volatility assumption and has applied its historical volatility when valuing employee stock options granted beginning in the first quarter of 2011.

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

As of December 31, 2011, the Company continued to have no unrecognized tax benefits and expected no significant changes in unrecognized tax benefits in the next 12 months.

The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes.

Comprehensive Loss

Beginning in the third quarter of 2011, the Company early adopted the provisions of ASU 2011-05, an amendment of the Codification Topic 220, Comprehensive Income, or ASU 2011-05. ASU 2011-05 eliminates the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity. Under the provisions of ASU 2011-05, the Company presented all non-owner changes in stockholders’ equity in a single continuous statement of comprehensive loss. The Company presented: (i) each component of net loss along with total net loss; (ii) each component of other comprehensive loss along with a total for other comprehensive loss; and (iii) a total amount for comprehensive loss. The Company’s other comprehensive loss is comprised of unrealized gains (losses) on available-for-sale securities.

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

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net loss	$(33,380)	$(82,469)	$(66,334)

Denominator:
Weighted-average common shares outstanding	35,400	30,813	28,766

Basic and diluted net loss per share	$(0.94)	$(2.68)	$(2.31)

Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Restricted stock units and options to purchase common stock	5,903	5,168	4,206
Warrants outstanding	305	305	305

	6,208	5,473	4,511

2.    Collaboration Agreements

Astellas Pharma Inc.

In December 2005, the Company entered into an agreement in which it licensed to Astellas exclusive rights to develop and commercialize gabapentin enacarbil, to be marketed in Japan under the trade name Regnite, in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. The Company received an initial license payment of $25,000,000 in December 2005, which has been deferred and is being recognized on a straight-line basis over the period that the Company expects to remain obligated to provide services. In addition, as of December 31, 2011, the Company was eligible to receive potential total payments of $60,000,000 upon the occurrence of additional clinical and regulatory events, of which $30,000,000 has been received and recognized through December 31, 2011. Of the remaining $30,000,000, the Company was eligible to receive a payment of $10,000,000 following the achievement of product marketing approval of Regnite in Japan. In January 2012, the Japanese Ministry of Health, Labor and Welfare, or MHLW, approved Astellas’ new drug application, or NDA, for the use of Regnite in Japan as a treatment for patients with moderate-to-severe primary restless legs syndrome, or RLS. The achievement of the milestone associated with the approval is based in whole or in part on the Company’s past performance. For revenue recognition purposes, the Company has determined this milestone to be substantive, and, therefore, the payment will be recognized in its entirety as revenue in the first quarter of 2012. The remaining $20,000,000 of potential payments payable under this agreement entail no performance obligation on the part of the Company and are tied solely to the regulatory success of additional indications, and, accordingly, these payments will not be accounted for under the provisions of ASU 2010-17. The Company is also entitled to receive mid-teen royalties on net sales of Regnite and gabapentin enacarbil in the Astellas territory, if any. In each of the years ended December 31, 2011, 2010 and 2009, the Company recognized revenue of $1,515,000 representing amortization of the up-front license payment under this agreement. In the year ended December 31, 2011, the Company recognized a $7,000,000 milestone payment in connection with the U.S. Food and Drug Administration, or FDA, approval of Horizant for the treatment of RLS. In the year ended December 31, 2009, the Company recognized a total of $8,000,000 in milestone payments related to the FDA’s acceptance for review of the NDA for Horizant in the United States and the acceptance of filing of the NDA for Regnite with the Pharmaceuticals and Medical Device Agency in Japan. As of December 31, 2011, the Company had recognized an aggregate of $39,217,000 of revenue pursuant to this agreement. At December 31, 2011, $15,783,000 of revenue was deferred under this agreement, of which $1,515,000 was classified within current liabilities and the remaining $14,268,000 was recorded as a noncurrent liability. In addition, the agreement allows Astellas to request that the Company conduct development activities and required Astellas to source all drug product and both clinical and commercial supplies of the active pharmaceutical ingredient, or API, form of Regnite/gabapentin enacarbil from the Company under a specified supply agreement. In October 2009, all of the Company’s remaining manufacturing or supply obligations to Astellas for Regnite/gabapentin enacarbil API or finished drug product ceased. The Company remains obligated to provide certain services as originally specified in the December 2005 arrangement.

Glaxo Group Limited

In February 2007, the Company entered into an exclusive collaboration agreement with GSK to develop and commercialize gabapentin enacarbil, known in the United States by the trade name Horizant (gabapentin enacarbil) Extended-Release Tablets, in all countries of the world excluding the Astellas territory. In November 2010, the Company amended and restated its collaboration agreement with GSK, pursuant to which the Company reacquired all rights to gabapentin enacarbil outside of the United States previously granted to GSK (which excludes the Astellas territory) and obtained the right, but not the obligation, to pursue development of Horizant for: (i) the potential treatment of diabetic peripheral neuropathy; (ii) the potential treatment of postherpetic neuralgia, or PHN, to the extent that a product label would reflect a superiority claim over a currently approved drug; and (iii) any additional indications in the United States. In April 2011, the FDA approved Horizant for the treatment of RLS in adults. Shipments of Horizant to wholesalers commenced in June 2011, and Horizant was commercially launched in July 2011. Under the Company’s collaboration agreement, as currently in effect, GSK remains responsible for further development and regulatory matters with respect to Horizant for the potential management of PHN and manufacturing and commercialization of Horizant in the United States for all indications. In January 2012, the Company provided a notice of dispute and notice of breach and termination, or the Notice, to GSK and, in February 2012, both GSK and the Company initiated legal proceedings related to the collaboration agreement (see Note 11 for more information).

In March 2007, GSK made an up-front, non-refundable license payment of $75,000,000. Under the terms of the amended and restated collaboration agreement, as currently in effect, the Company is eligible to receive a total of $312,500,000 in aggregate clinical and regulatory event-based potential payments, of which $120,000,000 has been received and fully recognized through December 31, 2011, including $30,000,000 received and fully recognized in June 2011 in connection with the first shipment of Horizant to a wholesaler and $5,000,000 received and fully recognized in October 2011 in connection with the FDA’s acceptance for review the supplemental new drug application, or sNDA, under Section 505(b)(2) requesting approval of Horizant for the potential management for PHN. Of the remaining $192,500,000, the Company has determined that payments aggregating $67,500,000 relate to events that, for revenue recognition purposes, are considered substantive milestones, and each of these payments will therefore be recognized as revenue in its entirety if, and when, the events are achieved. These potential payments consist of $10,000,000 relating to achievement of positive results from clinical trials and $57,500,000 relating to the achievement of certain regulatory milestones, such as the first filing of an NDA for product approval for a given indication in the United States. The remaining potential payments payable under this collaboration agreement entail no performance obligations on the part of the Company and, accordingly, these payments will not be accounted for under the provisions of ASU 2010-17. The Company remains eligible to receive up to $290,000,000 upon the achievement of specified sales levels. The Company concluded that the up-front license payment did not have value to GSK on a stand-alone basis without the benefit of the specified development activities that the Company performed in connection with Horizant and that the $85,000,000 of milestones paid for clinical trial and pre-clinical activities were either not sufficiently substantive or not sufficiently at risk to be accounted for using the “when-earned” model. Accordingly, these milestones and the up-front payment were combined into one unit of accounting that was recognized over the best estimate of the development period to commercialization of the product, during which time delivery of substantially all of the efforts required for the completion of the Company’s contractual responsibilities under the GSK agreement has occurred, and the Company has determined that no additional performance obligations resulted from the amended agreement. As of December 31, 2011, the Company had recognized an aggregate of $195,000,000 of up-front license and milestone payments pursuant to this agreement and no revenue was deferred under this agreement.

The Company exercised its right to the co-promotion arrangement in April 2009, under which all allowable expenses and sales of Horizant are accounted for using a joint profit and loss, or P&L, statement, in which the Company and GSK share in the resulting operating pre-tax profits and losses. Under the amended and restated collaboration agreement, as currently in effect, the Company’s participation in the co-promotion and joint P&L arrangements remains unchanged, except that the Company can delay the deployment of its sales force for up to three years following the April 2011 approval of Horizant in the United States and the Company’s share of losses from the joint P&L will be forgiven up to a maximum of $10,000,000. The Company’s payment of additional losses, if any, would be deferred and payable without interest over a four-year period following the first quarter in which the joint P&L is profitable. GSK is responsible for: establishing pricing and reimbursement; creating promotional and advertising materials; managed care contracting; receiving, accepting and filling orders; distributing; controlling invoicing, order processing and collecting accounts receivable; and recording sales of Horizant in the United States. Expenses that can be charged to the joint P&L statement are the cost of goods and certain costs directly related to Horizant marketing and sales. Sales and marketing expenses of Horizant that the Company incurs that are not charged to the joint P&L statement are classified as selling, general and administrative operating expenses within the Company’s statements of comprehensive loss. The Company has concluded that under the original and amended agreements, the potential detail of Horizant and the amount from the joint P&L statement together constitute one unit of accounting separate from the previously established milestone and up-front payment unit of accounting. The Company also has determined the commercialization of its portfolio of product candidates to be part of its core operations, and accordingly concluded that all revenue resulting from the Company’s GSK collaboration agreement is presented in the net revenue from unconsolidated joint operating activities line item in the revenues section of the statements of comprehensive loss in the period the related activities occur. The Company began recording its share of pre-launch operating losses from the joint

P&L statement of Horizant in the second quarter of 2009, and the total pre-launch operating losses of $1,095,000 recorded as of December 31, 2009 were forgiven and therefore reversed in the fourth quarter of 2010 as a result of the amended and restated development and commercialization agreement in November 2010. No detailing activities occurred and no detail reimbursements were recognized in the years ended December 31, 2011, 2010 and 2009.

The Company shares any profits or losses on sales of Horizant in the United States at tiered rates that escalate as a function of annual net sales levels, from a low of 20% to a maximum of 50%. For example (and for illustrative purposes only), if the annual net sales of Horizant reach $250,000,000, $500,000,000 and $1,000,000,000, the Company would be entitled to blended profit share rates of 25%, 34% and 42%, respectively. The Company may terminate its co-promotion right and participation in the profit share arrangement at any time upon notice to GSK with no penalty to the Company, resulting in a royalty-based compensation structure, whereby the Company would receive royalties on annual net sales in the United States at tiered rates that escalate as a function of net sales levels from a low of 15% to a maximum of 30%. For example (and for illustrative purposes only), if the annual net sales of Horizant reach $250,000,000, $500,000,000 and $1,000,000,000, the Company would be entitled to blended royalty rates of 17%, 21% and 25%, respectively. GSK may terminate the Company’s co-promotion right for the Company not meeting a minimum sales requirement, for the Company’s uncured material breach in conducting co-promotional activities or upon the Company’s change of control in certain circumstances. GSK may terminate the collaboration agreement in its entirety for any reason and at any time. In such event, certain Horizant product rights would revert to the Company, and the Company would be entitled to specified transition assistance from GSK.

The Company’s net revenue from unconsolidated joint operating activities from the GSK collaboration agreement was comprised of the following:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Up-front license and development milestone revenue	$—	$269	$25,853
XenoPort’s share of pre-launch operating losses	—	1,095	(1,095)
Milestone payments	35,000	—	—

Net revenue from unconsolidated joint operating activities	$35,000	$1,364	$24,758

The following table presents the Company’s total revenues that have been recognized pursuant to its current collaboration agreements (in thousands):

	Year Ended December 31,
	2011	2010	2009
Astellas	$8,515	$1,515	$9,515
GSK	35,000	1,364	24,758

	$43,515	$2,879	$34,273

3.    Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2011:
Cash	$2,941	$—	$—	$2,941
Money market funds	18,027	—	—	18,027
U.S. government-sponsored agencies	28,909	3	(1)	28,911
Corporate debt securities	44,581	10	(28)	44,563
Certificates of deposit	1,954	—	—	1,954

	$96,412	$13	$(29)	$96,396

Reported as:
Cash and cash equivalents				$25,386
Short-term investments				69,056
Restricted investments				1,954

				$96,396

As of December 31, 2010:
Cash	$915	$—	$—	$915
Money market funds	9,917	—	—	9,917
U.S. treasury securities	5,515	1	—	5,516
U.S. government-sponsored agencies	38,552	2	(11)	38,543
Corporate debt securities	53,702	10	(8)	53,704
Certificates of deposit	1,948	—	—	1,948

	$110,549	$13	$(19)	$110,543

Reported as:
Cash and cash equivalents				$23,192
Short-term investments				85,403
Restricted investments				1,948

				$110,543

At December 31, 2011 and 2010, the contractual maturities of all investments held were less than one year.

No gross realized gains or losses were recognized in 2011, 2010 and 2009.

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value using the following inputs (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$18,027	$18,027	$—	$—
U.S. government-sponsored agencies	28,911	—	28,911	—
Corporate debt securities	44,563	—	44,563	—

Total	$91,501	$18,027	$73,474	$—

Description	Total As of December 31, 2010	Fair Value Measurements at Reporting Date Using

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$9,917	$9,917	$—	$—
U.S. treasury securities	5,516	—	5,516	—
U.S. government-sponsored agencies	38,543	—	38,543	—
Corporate debt securities	53,704	—	53,704	—

Total	$107,680	$9,917	$97,763	$—

4.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Laboratory equipment	$11,687	$11,836
Furniture and fixtures	1,287	1,287
Computer equipment and software	5,676	5,345
Leasehold improvements	4,596	4,596
Construction in-progress	78	198

	23,324	23,262
Less: Accumulated depreciation and amortization	(19,403)	(16,053)

Property and equipment, net	$3,921	$7,209

5.    Restructuring

On March 5, 2010, due to a significant delay in the regulatory review of Horizant, the Company implemented a restructuring plan to reduce expenses, focus the Company’s resources on advancement of its later-stage product candidates and eliminate the Company’s discovery research efforts. The restructuring plan resulted in a reduction in force of 107 employees, or approximately 50% of the Company’s workforce at the time. The Company provided affected employees with up to 60 days of leave of absence pay in accordance with the Worker Adjustment and Retraining Notification Act, and provided 60 days of employee benefits and continued vesting of stock options and awards. Qualified affected employees were also eligible to receive severance payments, transition pay, continuation of medical insurance under COBRA, a two-year extension of exercisability of stock options vested as of May 4, 2010 and outplacement services.

As a result of this restructuring, the Company recorded restructuring charges of $5,275,000 in the three months ended March 31, 2010, which were included on a separate line in the Company’s statements of comprehensive loss, in accordance with the Exit or Disposal Cost Obligations topic of the Codification. The restructuring components are summarized in the following table (in thousands):

	Paid Leave, Severance and Other Benefits	Non-Cash Stock-Based Compensation	Property and Equipment	Legal and Other	Total
Net restructuring charges	$3,910	$853	$437	$75	$5,275
Cash payments	(966)	—	—	(16)	(982)
Non-cash charges	—	(853)	(437)	(19)	(1,309)

Ending liability balance at March 31, 2010	2,944	—	—	40	2,984
Cash payments	(2,692)	—	—	(40)	(2,732)

Ending liability balance at June 30, 2010	252	—	—	—	252
Cash payments	(252)	—	—	—	(252)

Ending liability balance at September 30 and December 31, 2010 and December 31, 2011	$—	$—	$—	$—	$—

In December 2011, as part of the Company’s ongoing evaluation of its facilities requirements in light of future plans, the Company recorded restructuring charges of $2,923,000 in the fourth quarter of 2011, in accordance with the Exit or Disposal Cost Obligations topic of the Codification, which were included on a separate line in the Company’s statements of comprehensive loss, in connection with the permanent cease use of the office space in a building at 3400 Central Expressway, Santa Clara, California, or the 3400 Lease. The restructuring charges consisted of $2,476,000 of facility-related charges and $447,000 of property and equipment write-offs. As of December 31, 2011, the Company expected to make all cash payments associated with this action by August 2013, which coincides with the end of the lease term for the office space. At December 31, 2011, the liability balance, included as “Accrued restructuring charges” on the balance sheets, was $2,730,000, of which $1,627,000 was classified within current liabilities and the remaining $1,103,000 was recorded as a noncurrent liability.

6.    Commitments and Contingencies

Operating Leases

In February 2008, the Company entered into a lease for approximately 59,000 square feet of office space at the 3400 Lease. The term of the 3400 Lease runs until August 2013, which is 60 months from the date the premises were considered ready for occupation by the Company.

Also in February 2008, the Company amended its lease with respect to the Company’s current office space at 3410 Central Expressway, Santa Clara, California, or, as amended, the 3410 Lease, that commenced in December 2001. This amendment extended the term of the 3410 Lease for approximately two years from the original expiration date of December 10, 2011, so that the 3410 Lease will expire in August 2013, on the same date as the 3400 Lease.

The Company has the option to extend both the 3410 Lease and 3400 Lease for two additional terms of five years each.

In connection with the 3410 Lease, the Company entered into a letter of credit agreement of $1,500,000 in December 2006. The fair value of the certificate of deposit is presented as restricted investments on the balance sheet at $1,704,000 and $1,699,000 at December 31, 2011 and 2010, respectively. This letter of credit is required until the termination of the lease.

The Company is recognizing rent expense on a straight-line basis over the applicable lease terms. The Company began recognizing rent expense on the 3400 Lease in May 2008. Rent expense, excluding rent expense recognized as part of the restructuring charges recorded in 2011, was $4,347,000, $4,443,000 and $4,443,000 for the years ended December 31, 2011, 2010 and 2009. Net deferred rent asset of $1,540,000 and $67,000 at December 31, 2011 and 2010, respectively, represented the difference between rent expense recognized and actual cash payments related to the Company’s operating leases. At December 31, 2011, net deferred rent was comprised of a current deferred rent asset of $931,000 and a noncurrent deferred rent asset of $609,000. At December 31, 2010, net deferred rent was comprised of a current deferred rent liability of $1,104,000 and a noncurrent deferred rent asset of $1,171,000.

At December 31, 2011, future minimum payments under all non-cancelable operating leases were as follows (in thousands):

Year ending December 31:
2012	$3,723
2013	2,640

Total minimum lease payments	$6,363

At December 31, 2011, the portion of the total future minimum lease payments that was related to the 3400 Lease was recorded as part of “Accrued restructuring charges” on the balance sheets (see Note 5 for more information).

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The Company may terminate the indemnification agreements with its officers and directors upon 90 days’ written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of December 31, 2011.

Contingencies

In July 2010, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California, naming the Company and certain of its officers and directors as defendants. The lawsuit alleged violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false, misleading and incomplete statements issued by the defendants related to the Company’s product candidate, Horizant (gabapentin enacarbil) Extended-Release Tablets, as a potential treatment of moderate-to-severe primary restless legs syndrome, or RLS, which allegedly made it impossible for investors to meaningfully understand the drug’s potential for U.S. Food and Drug Administration approval. The plaintiff sought damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased the Company’s common stock during the period between May 5, 2009 and February 17, 2010. Another lawsuit was filed in September 2010 in the United States District Court for the Northern District of California making substantially similar allegations, on behalf of a purported class of stockholders who purchased the Company’s common stock during the period between March 16, 2009 and May 5, 2010. In November 2010, a motion to consolidate the complaints and appoint a lead plaintiff was granted. In January 2011, the lead plaintiff filed a consolidated complaint. In February 2011, the Company responded to the complaint with a motion to dismiss. In May 2011, the court granted the Company’s motion and dismissed the complaint with leave to amend. An amended complaint was filed in June 2011. In the amended complaint, the plaintiff sought damages, an award of its costs and injunctive and/or equitable relief on behalf of a purported class of stockholders who purchased the Company’s common stock during the period between May 7, 2008 and February 17, 2010. In July 2011, the Company filed a motion to dismiss, which was granted on December 12, 2011, without leave to amend the complaint. A judgment dismissing all claims in their entirety was entered the same day. Plaintiffs did not appeal and the judgment has become final.

The Company has not established any reserves for any potential liability relating to this lawsuit.

7.    Stockholders’ Equity

Common Stock

At December 31, 2011 and 2010, the Company was authorized to issue 60,000,000 shares of common stock.

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

In January 2007, the Company’s board of directors approved the use of grants of restricted stock units to employees under the 2005 Plan as part of the Company’s long-term incentive compensation program. Restricted stock units have no exercise price, are valued using the closing market price on the date of grant and vest as determined by the board of directors, typically either: (i) in annual tranches over a four-year period at the rate of 25% at the end of each year; or (ii) in annual tranches over a three-year period at the rate of 25, 25 and 50%, respectively, at the end of each year. Employees can elect to have the Company withhold a portion of shares to pay for their payroll taxes in connection with the vesting of restricted stock units, where the Company would then make a cash payment for the associated payroll taxes on behalf of the employees, or employees can elect to make the cash payment for the associated payroll taxes.

In May 2010, the Company granted performance stock unit awards to two executive employees. Each performance stock unit award is scheduled to vest three years from the grant date, with the actual number of shares of common stock of the Company subject to issuance to be between 0% and 200% of the target amount, based on the performance of the Company’s total shareholder return as compared to the total shareholder returns of a group of pre-selected pharmaceutical companies over a performance period ending on the third anniversary of the grant date. The target amount of shares of common stock of the Company that were subject to issuance under the performance stock unit awards was 140,000, and the grant date fair value using a lattice valuation model of these performance stock unit awards was $2,675,000. In 2010, a performance stock unit award representing a target amount of 40,000 shares was cancelled due to the departure of one of the two executive employees. At December 31, 2011 and 2010, a performance stock unit award representing a target amount of 100,000 shares was outstanding, and the associated expense recognized in the year ended December 31, 2011 and 2010 was $636,000 and $405,000, respectively.

Stock purchase rights, stock bonus rights, stock appreciation rights and other stock awards and rights may be granted by the board of directors to employees, directors and consultants and may be subject to such terms and conditions as the board of directors deems appropriate, although such awards may not be granted with a purchase price below the par value of the stock. Under the terms of the 2005 Plan, the maximum number of shares that may be issued shall not exceed the total of 2,000,000, plus any shares issuable from options previously granted from the 1999 Plan at the date of the Company’s initial public offering, plus an annual increase equal to the lesser of (i) 2.5% of the total number of common shares outstanding at the end of the preceding calendar year and (ii) 2,000,000 common shares. During the year ended December 31, 2011, the annual increase to the 2005 Plan reserve was 880,669 shares. At December 31, 2011 and 2010, there were 979,674 and 902,596 shares, respectively, remaining and available for future grant under the 2005 Plan.

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

A total of 350,000 shares of common stock were initially authorized for issuance under the 2010 Inducement Plan and an additional 625,000 shares were authorized for issuance in 2011. Under the terms of the 2010 Inducement Plan, the maximum number of shares that may be issued shall not exceed the total of 975,000. At December 31, 2011, there were 655,516 shares remaining and available for future grant under the 2010 Inducement Plan.

2005 Non-Employee Directors’ Stock Option Plan

In January 2005, the Company’s board of directors adopted the 2005 Non-Employee Directors’ Stock Option Plan, or the 2005 Directors’ Plan, under which non-statutory options are automatically granted to non-employee directors. Any individual who first becomes a non-employee director automatically receives an option to purchase 25,000 shares subject to vesting in four equal successive annual installments. Non-employee directors serving on the date of each annual meeting of stockholders receive an option to purchase 10,000 shares subject to vesting in 12 successive equal monthly installments measured from the grant date. Stock options may be granted at exercise prices no less than the fair value on the grant date and may expire no more than ten years after the date of grant. Under the terms of the 2005 Directors’ Plan, the maximum number of shares that may be issued shall not exceed the total of 150,000, plus an annual increase equal to the excess of (i) the number of shares subject to options granted in the preceding calendar year, over (ii) the number of shares added back to the share reserve from cancellations, provided that such increase shall not exceed 150,000 shares. During the year ended December 31, 2011, the annual increase to the 2005 Directors’ Plan reserve was 27,083 shares. At December 31, 2011 and 2010, there were 144,166 and 122,917 shares, respectively, remaining and available for future grant under the 2005 Directors’ Plan.

A summary of option activity as of December 31, 2011 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2011	4,220,042	$25.08
Options granted	829,500	$8.18
Options cancelled	(387,870)	$25.72
Options exercised	(3,350)	$1.53

Outstanding at December 31, 2011	4,658,322	$22.04	5.89	$(84,910)

Exercisable at December 31, 2011	3,425,888	$24.83	4.95	$(72,019)

A summary of restricted stock and performance stock unit activity as of December 31, 2011 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2011	948,024	$13.02
Awards granted	593,225	$9.04
Awards cancelled	(72,417)	$11.45
Awards vested	(224,183)	$15.19

Outstanding at December 31, 2011	1,244,649	$10.82

The Company expected that the number of options, restricted stock and performance stock units that will ultimately vest will be materially similar to the number of options, restricted stock and performance stock units outstanding at December 31, 2011.

The aggregate intrinsic value of all options outstanding and exercisable at December 31, 2011 was based on a closing stock price of $3.81.

The weighted-average grant date fair values of options granted in the years ended December 31, 2011, 2010 and 2009 were $5.26, $10.45 and $14.09 per share, respectively. The weighted-average grant date fair values of restricted stock units and performance stock units granted in the years ended December 31, 2011, 2010 and 2009 were $9.04, $11.81 and $25.01 per share, respectively.

The total intrinsic value of options exercised in the years ended December 31, 2011, 2010 and 2009 was $20,000, $271,000 and $1,450,000, respectively. The total fair value of restricted stock units that vested in the year ended December 31, 2011, 2010 and 2009 was $3,406,000, $3,826,000 and $3,528,000, respectively.

As of December 31, 2011, the total compensation cost related to 1,232,434 unvested options and unvested awards covering 1,244,649 shares not yet recognized was $18,153,000. This amount will be recognized over an estimated weighted-average amortization period of 2.07 years.

Employee Stock Purchase Plan

As of December 31, 2011, the Company had reserved a total of 945,555 shares of common stock for issuance under the ESPP. In addition, the board of directors may increase the share reserve as of each January 1 through January 1, 2015, by an amount not to exceed the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (ii) 250,000 shares. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or after a purchase period ends. During the years ended December 31, 2011 and 2010, 143,905 shares and 104,100 shares, respectively, were purchased under the ESPP. At December 31, 2011 and 2010, there were 333,306 and 477,211 shares, respectively, remaining and available for future grant under the ESPP.

Warrants

At December 31, 2011, 304,752 warrants were outstanding, of which 21,332 were exercisable for shares of common stock at $15.00 per share and 283,420 were exercisable for shares of common stock at $25.40 per share. The warrants expire at various dates from June 2012 to December 2013.

8.    Preferred Stock

At December 31, 2011 and 2010, the Company was authorized to issue 5,000,000 shares of preferred stock.

9.    Income Taxes

The Company recorded $0, $0 and $722,000 of current income tax benefit for the years ended December 31, 2011, 2010 and 2009, respectively. In the year ended December 31, 2009, $444,000 of current income tax benefit recognized was due to the adoption of a provision in the Worker, Homeownership, and Business Assistance Act of 2009 that allows businesses with net operating loss, or NOLs, in 2008 or 2009 to carry back those losses for up to five years, and $278,000 of current income tax benefit recognized was due to the adoption of a provision in the American Recovery and Reinvestment Tax Act of 2009 that allows corporations to convert carry-forward research and development and Alternative Minimum Tax, or AMT, credits into a separate refundable amount, which the Company claimed and received as a refund in cash in 2010.

Deferred income taxes reflect the net tax effects of NOL and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets were as follows (in thousands):

	December 31,
	2011	2010
Net operating loss carryforwards	$118,735	$108,753
Research credit carryforwards	29,113	26,924
Capitalized research and development	11,605	14,259
Deferred revenue	6,431	7,048
Stock options	15,981	14,648
Other	2,996	928

Total net deferred tax assets	184,861	172,560
Valuation allowance	(184,861)	(172,560)

Net deferred tax assets	$—	$—

Realization of net deferred tax assets is dependent upon the Company generating future taxable income, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $12,301,000, $33,324,000 and $27,686,000 during 2011, 2010 and 2009, respectively.

As of December 31, 2011, the Company had NOL carryforwards for federal income tax purposes of $295,803,000, which expire in the years 2022 through 2031, and federal research and development tax credits of $21,086,000, which expire in the years 2021 through 2031.

As of December 31, 2011, the Company had NOL carryforwards for state income tax purposes of $294,658,000, which expire in the years 2013 through 2031, and state research and development tax credits of $12,511,000, which do not expire.

Approximately $529,000 of the valuation allowance for net deferred tax assets relates to benefits of stock option deductions that, when recognized, will be allocated directly to additional paid-in capital.

The Company files income tax returns in the U.S. federal jurisdiction and the California state jurisdiction. To date, the Company has not been audited by the Internal Revenue Service or any state income tax jurisdiction. Tax years 2002 to 2011 remain subject to examination by the U.S. federal jurisdiction and the California state jurisdiction.

Utilization of the Company’s NOL and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization. As of December 31, 2011, based on the analyses performed on annual limitation as a result of ownership changes that may have occurred from inception through December 2010, the Company expects to be able to use all of the NOL and tax credit carryforwards before their respective expiration periods.

10.    Related-Party Transaction

In May 2011, the Company engaged McKinsey & Company, Inc. to provide consulting services to the Company. Jon R. Duane, a director of McKinsey, is the spouse of Catherine J. Friedman, a member of the Company’s Board of Directors. The Company expensed $1,011,000 through December 31, 2011 in connection with this engagement.

11.    Subsequent Events

In January 2012, the Japanese MHLW approved Astellas’ NDA for the use of gabapentin enacarbil, which will be known as Regnite in Japan, as a treatment for patients with RLS. The approval triggered a $10,000,000 milestone payment from Astellas that was received by the Company in February 2012. This milestone payment from Astellas will be recognized in its entirety as revenue in the first quarter of 2012 in accordance with the provisions of ASU 2010-17.

In January 2012, the Company provided the Notice to GSK that provided notice of the Company’s belief that, among other matters, GSK has materially breached its contractual obligation to use commercially reasonable efforts to (i) maximize the sales of Horizant in an expeditious manner and (ii) achieve the sales milestones set forth in the collaboration agreement. The Notice provides that the termination of the collaboration agreement would become effective at the end of the 90-day notice period provided under the agreement, which will expire on April 24, 2012, unless GSK has cured any such breach or default prior to such date.

However, on February 23, 2012, GSK filed a complaint, or the GSK Complaint, in the United States District Court for the District of Delaware naming the Company and other unspecified individuals as defendants. Pursuant to the GSK Complaint, GSK is seeking declaratory judgment that GSK is not in breach of the collaboration agreement and that the Company does not have the right to terminate the collaboration agreement as a result of GSK’s performance under the collaboration agreement to date. On February 24, 2012, the Company filed a complaint, or the XenoPort Complaint, in the Superior Court of the State of California in the County of Santa Clara against GSK and its affiliates, GlaxoSmithKline LLC and GlaxoSmithKline Holdings (Americas) Inc., for breach of contract, fraud, breach of fiduciary duty, breach of the covenant of good faith and fair dealing and unfair competition. Pursuant to the XenoPort Complaint, in addition to injunctive and equitable relief, the Company is seeking damages for lost profits, damage to the value of Horizant and unattained royalties and milestone payments in an amount to be proven at trial, as well as punitive damages and restitution. The Company cannot predict the outcome of the litigation related to the GSK Complaint and the XenoPort Complaint or when or if the collaboration agreement will be terminated or the ultimate terms of any termination of the agreement. Additionally, the Company cannot predict whether the Company will be successful in obtaining injunctive or other equitable relief, damages or the amount of such damages, if any. The Company is not currently able to estimate the impact of the Notice, the GSK Complaint or the XenoPort Complaint on its financial position or results of operations.

12.    Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	Quarter Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
Selected Quarterly Data:
Total revenues	$5,378	$379	$37,379	$379	$1,906	$389	$491	$93

Net income (loss)	$(16,886)	$(18,793)	$19,455	$(17,156)	$(14,823)	$(19,899)	$(19,522)	$(28,225)

Basic and diluted net income (loss) per share	$(0.48)	$(0.53)	$0.55	$(0.49)	$(0.47)	$(0.65)	$(0.64)	$(0.93)