Form 10-Q
period 2012-03-31
XENOPORT INC
filed 2012-05-08
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Total number of shares of common stock outstanding as of April 16, 2012: 35,721,379.

XENOPORT, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

XENOPORT, the XenoPort logo and Transported Prodrug are trademarks of XenoPort, Inc.

Regnite is a registered trademark of Astellas Pharma Inc.

Horizant is a registered trademark of GlaxoSmithKline.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands, except per share amount)
Current assets:
Cash and cash equivalents	$12,535	$25,386
Short-term investments	72,439	69,056
Prepaids and other current assets	3,143	3,010

Total current assets	88,117	97,452
Property and equipment, net	3,324	3,921
Restricted investments and other assets	2,447	2,663

Total assets	$93,888	$104,036

Current liabilities:
Accounts payable	$992	$1,032
Accrued compensation	2,599	4,176
Accrued restructuring charges	1,643	1,627
Accrued preclinical and clinical costs	2,978	4,433
Other accrued liabilities	720	747
Deferred revenue	1,515	1,515

Total current liabilities	10,447	13,530
Accrued restructuring charges	689	1,103
Deferred revenue	13,889	14,268
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 60,000 shares authorized; 35,721 and 35,515 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	35	35
Additional paid-in capital	498,762	495,902
Accumulated other comprehensive loss	(4)	(16)
Accumulated deficit	(429,930)	(420,786)

Total stockholders’ equity	68,863	75,135

Total liabilities and stockholders’ equity	$93,888	$104,036

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Revenues:
Net revenue from unconsolidated joint operating activities	$—	$—
Collaboration revenue	10,379	379

Total revenues	10,379	379

Operating expenses:
Research and development	12,178	9,854
Selling, general and administrative	7,400	7,751

Total operating expenses	19,578	17,605

Loss from operations	(9,199)	(17,226)
Interest income	55	70

Net loss	(9,144)	(17,156)
Other comprehensive loss:
Unrealized gains (losses) on available-for sale securities	12	41

Comprehensive loss	$(9,132)	$(17,115)

Basic and diluted net loss per share	$(0.26)	$(0.49)

Shares used to compute basic and diluted net loss per share	35,629	35,273

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Operating activities
Net loss	$(9,144)	$(17,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	615	870
Accretion of investment discounts and amortization of investment premiums, net	233	166
Stock-based compensation expense	3,361	3,913
Changes in assets and liabilities:
Prepaids and other current and noncurrent assets	83	(163)
Accounts payable	(40)	316
Accrued compensation	(1,577)	20
Accrued restructuring charges	(398)	—
Accrued preclinical and clinical costs	(1,455)	(1,566)
Other accrued liabilities	(27)	(802)
Deferred revenue	(379)	(379)

Net cash used in operating activities	(8,728)	(14,781)

Investing activities
Purchases of investments	(32,579)	(41,850)
Proceeds from maturities of investments	28,975	57,000
Change in restricted investments	—	(2)
Purchases of property and equipment	(18)	—

Net cash provided by (used in) investing activities	(3,622)	15,148

Financing activities
Net cash used in issuance of common stock and exercise of stock options	(501)	(576)

Net cash used in financing activities	(501)	(576)

Net decrease in cash and cash equivalents	(12,851)	(209)
Cash and cash equivalents at beginning of period	25,386	23,192

Cash and cash equivalents at end of period	$12,535	$22,983

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

Basis of Preparation

The accompanying financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012 and comprehensive losses and cash flows for the three months ended
March 31, 2012 and 2011. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, is the single source of authoritative U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 29, 2012.

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

The provisions of Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements, or
ASU 2009-13, which is included within the Codification as Revenue Recognition-Multiple Element Arrangements, will be applied by the Company to revenue arrangements entered into, or materially modified, beginning January 1, 2011. Under the provisions of ASU 2009-13, the Company will no longer rely on objective and reliable evidence of the fair value of the elements in a revenue arrangement in order to separate a deliverable into a separate unit of accounting, and the use of the residual method has been eliminated. The Company will instead use a selling price hierarchy for determining the selling price of a deliverable, which will be used to determine the allocation of consideration to each unit of accounting under an arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. As of March 31, 2012, the Company had not applied the provisions of ASU 2009-13 to any of its revenue arrangements as the Company had not entered into any new, or materially modified any of its existing, revenue arrangements in 2011 or 2012. Therefore, there was no material impact on the Company’s financial position or results of operations from adopting ASU 2009-13. However, the provisions of ASU 2009-13 could have a material impact on the revenue recognized from any collaboration agreements that the Company enters into, or materially modifies, in future periods.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The provisions of ASU 2010-17, Milestone Method of Revenue Recognition, or ASU 2010-17, which is included within the Codification as Revenue Recognition-Milestone Method, are being applied by the Company on a prospective basis for milestones achieved starting in 2011. The adoption of ASU 2010-17 did not have a material impact on the Company’s financial position or results of operations as of March 31, 2012, and the provisions of ASU 2010-17 are not expected to have a material impact on the revenue recognized from any existing collaboration agreements.

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

Collaboration revenue includes revenue from the Company’s current collaboration agreement with Astellas Pharma Inc. Net revenue from unconsolidated joint operating activities includes all revenue that results solely from the Company’s collaboration agreement with Glaxo Group Limited, or GSK. The Company accounts for the revenue-related activities of these collaboration agreements as follows:

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

•

Profit and loss sharing. This represents the Company’s share of the profits and losses from the co-promotion of Horizant (gabapentin enacarbil) Extended-Release Tablets with GSK. Amounts are recognized in the period in which the related activities occur, and their financial statement classification is based on the Company’s assessment that these activities constitute part of the Company’s ongoing central operations.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company applies the market approach valuation technique for fair value measurements on a recurring basis and attempts to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. All of the Company’s cash equivalents and short-term investments are measured using inputs classified at Level 1 or Level 2 within the fair value hierarchy. Level 1 inputs are quoted prices in active markets for identical assets. Level 2 inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third party data providers, including but are not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and market reference data.

2. Collaboration Agreements

Astellas Pharma Inc.

In December 2005, the Company entered into an agreement in which it licensed to Astellas exclusive rights to develop and commercialize gabapentin enacarbil, to be marketed in Japan under the trade name Regnite, in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. The Company received an initial license payment of $25,000,000 in December 2005, which has been deferred and is being recognized on a straight-line basis over the period that the Company expects to remain obligated to provide services. In addition, as of March 31, 2012, the Company was eligible to receive potential total payments of $60,000,000 upon the occurrence of additional clinical and regulatory events, of which $40,000,000 has been received and recognized through March 31, 2012, including $10,000,000 received in February 2012 following the achievement of product marketing approval of Regnite in Japan. In January 2012, the Japanese Ministry of Health, Labor and Welfare, or MHLW, approved Astellas’ new drug application, or NDA, for the use of Regnite in Japan as a treatment for patients with moderate-to-severe primary restless legs syndrome, or RLS. The achievement of the milestone associated with the approval is based in whole or in part on the Company’s past performance. For revenue recognition purposes, the Company determined this milestone to be substantive, and, therefore, the payment was recognized in its entirety as revenue in the first quarter of 2012. The remaining $20,000,000 of potential payments payable under this agreement entail no performance obligations on the part of the Company and are tied solely to the regulatory success of additional indications, and, accordingly, these payments will not be accounted for under the provisions of ASU 2010-17. The Company is also entitled to receive high-teen royalties on any net sales of Regnite and gabapentin enacarbil in the Astellas territory, if any. In each of the three months ended March 31, 2012 and 2011, the Company recognized revenue of $379,000, representing amortization of the up-front license payment under this agreement. In the three months ended March 31, 2012, the Company also recognized the $10,000,000 milestone payment in connection with the approval of Regnite in Japan. As of March 31, 2012, the Company had recognized an aggregate of $49,596,000 of revenue pursuant to this agreement. At March 31, 2012, $15,404,000 of revenue was deferred under this agreement, of which $1,515,000 was classified within current liabilities and the remaining $13,889,000 was recorded as a noncurrent liability. In addition, the agreement allows Astellas to request that the Company conduct development activities and required Astellas to source all drug product and both clinical and commercial supplies of the active pharmaceutical ingredient, or API, form of Regnite/gabapentin enacarbil from the Company under a specified supply agreement. In October 2009, all of the Company’s remaining manufacturing or supply obligations to Astellas for Regnite/gabapentin enacarbil API or finished drug product ceased. The Company remains obligated to provide certain services as originally specified in the December 2005 agreement.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Glaxo Group Limited

In February 2007, the Company entered into an exclusive collaboration agreement with GSK to develop and commercialize gabapentin enacarbil, known in the United States by the trade name Horizant (gabapentin enacarbil) Extended-Release Tablets, in all countries of the world excluding the Astellas territory. In November 2010, the Company amended and restated its collaboration agreement with GSK, pursuant to which the Company reacquired all rights to gabapentin enacarbil outside of the United States previously granted to GSK (which excludes the Astellas territory) and obtained the right, but not the obligation, to pursue development of Horizant for: (i) the potential treatment of diabetic peripheral neuropathy; (ii) the potential treatment of postherpetic neuralgia, or PHN, to the extent that a product label would reflect a superiority claim over a currently approved drug; and (iii) any additional indications in the United States. In April 2011, the FDA approved Horizant for the treatment of RLS in adults. Shipments of Horizant to wholesalers commenced in June 2011, and Horizant was commercially launched in July 2011. Under the collaboration agreement, GSK remains responsible for further development and regulatory matters with respect to Horizant for the potential management of PHN and manufacturing and commercialization of Horizant in the United States for all indications. In January 2012, the Company provided a notice of dispute and notice of breach and termination, or the Notice, to GSK and, in February 2012, both GSK and the Company initiated legal proceedings related to the collaboration agreement (see Note 7 for more information).

In March 2007, GSK made an up-front, non-refundable license payment of $75,000,000. Under the terms of the amended and restated collaboration agreement, the Company is eligible to receive a total of $312,500,000 in aggregate clinical and regulatory event-based potential payments, of which $120,000,000 has been received and fully recognized through March 31, 2012. Of the remaining $192,500,000, the Company has determined that payments aggregating $67,500,000 relate to events that, for revenue recognition purposes, are considered substantive milestones, and each of these payments will therefore be recognized as revenue in its entirety if, and when, the events are achieved. These potential payments consist of $10,000,000 relating to achievement of positive results from clinical trials and $57,500,000 relating to the achievement of certain regulatory milestones, such as the first filing of an NDA for product approval for a given indication in the United States. The remaining potential payments payable under this collaboration agreement entail no performance obligations on the part of the Company and, accordingly, these payments will not be accounted for under the provisions of ASU 2010-17. The Company remains eligible to receive up to $290,000,000 upon the achievement of specified sales levels. The Company concluded that the up-front license payment did not have value to GSK on a stand-alone basis without the benefit of the specified development activities that the Company performed in connection with Horizant and that the $85,000,000 of milestones paid for clinical trial and pre-clinical activities were either not sufficiently substantive or not sufficiently at risk to be accounted for using the “when-earned” model. Accordingly, these milestones and the up-front payment were combined into one unit of accounting that was recognized over the best estimate of the development period to commercialization of the product, during which time delivery of substantially all of the efforts required for the completion of the Company’s contractual responsibilities under the GSK agreement has occurred, and the Company has determined that no additional performance obligations resulted from the amended agreement. As of March 31, 2012 and December 31, 2011, the Company had recognized an aggregate of $195,000,000 of up-front license, milestone and contingent event-based payments pursuant to this agreement and no revenue was deferred under this agreement.

The Company exercised its right to the co-promotion arrangement in April 2009, under which all allowable expenses and sales of Horizant are accounted for using a joint profit and loss, or P&L, statement, in which the Company and GSK share in the resulting operating pre-tax profits and losses. Under the amended and restated collaboration agreement, the Company’s participation in the co-promotion and joint P&L arrangements remains unchanged, except that the Company can delay the deployment of its sales force for up to three years following the April 2011 approval of Horizant in the United States and the Company’s share of losses from the joint P&L will be forgiven up to a maximum of $10,000,000. The Company’s payment of additional losses, if any, would be deferred and payable without interest over a four-year period following the first quarter in which the joint P&L is profitable. GSK is responsible for: establishing pricing and reimbursement; creating promotional and advertising materials; managed care contracting; receiving, accepting and filling orders; distributing; controlling invoicing, order processing and collecting accounts receivable; and recording sales of Horizant in the United States. Expenses that can be charged to the joint P&L statement are the cost of goods and certain costs directly related to Horizant marketing and sales. Sales and marketing expenses of Horizant that the Company incurs that are not charged to the joint P&L statement are classified as selling, general and administrative operating expenses within the Company’s statements of comprehensive loss. The Company has concluded that under the original and amended agreements, the potential detail of Horizant and the amount from the joint P&L statement together constitute one unit of accounting separate from the previously established milestone and up-front payment unit of accounting. The Company also has determined the commercialization of its portfolio of product candidates to be part of its core operations, and accordingly concluded that all revenue resulting from the Company’s GSK collaboration agreement is presented in the net revenue from unconsolidated joint operating

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

activities line item in the revenues section of the statements of comprehensive loss in the period the related activities occur. No detailing activities were performed by the Company and therefore, no detail reimbursements were recognized in the three months ended March 31, 2012 and 2011.

The Company shares any profits or losses on sales of Horizant in the United States at tiered rates that escalate as a function of annual net sales levels, from a low of 20% to a maximum of 50%. The Company may terminate its co-promotion right and participation in the profit share arrangement at any time upon notice to GSK with no penalty to the Company, resulting in a royalty-based compensation structure, whereby the Company would receive royalties on annual net sales in the United States at tiered rates that escalate as a function of net sales levels from a low of 15% to a maximum of 30%. GSK may terminate the collaboration agreement in its entirety for any reason and at any time. In such event, certain Horizant product rights would revert to the Company, and the Company would be entitled to specified transition assistance from GSK. The collaboration agreement is under dispute and is the subject of pending litigation.

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

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Numerator:
Net loss	$(9,144)	$(17,156)

Denominator:
Weighted-average common shares outstanding	35,629	35,273

Basic and diluted net loss per share	$(0.26)	$(0.49)

Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Restricted stock units and options to purchase common stock	6,568	5,908
Warrants outstanding	305	305

	6,873	6,213

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2012:
Cash	$1,073	$—	$—	$1,073
Money market funds	10,461	—	—	10,461
U.S. government-sponsored agencies	22,500	2	—	22,502
Corporate debt securities	50,944	16	(22)	50,938
Certificates of deposit	1,954	—	—	1,954

	$86,932	$18	$(22)	$86,928

Reported as:
Cash and cash equivalents				$12,535
Short-term investments				72,439
Restricted investments				1,954

				$86,928

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2011:
Cash	$2,941	$—	$—	$2,941
Money market funds	18,027	—	—	18,027
U.S. government-sponsored agencies	28,909	3	(1)	28,911
Corporate debt securities	44,581	10	(28)	44,563
Certificates of deposit	1,954	—	—	1,954

	$96,412	$13	$(29)	$96,396

Reported as:
Cash and cash equivalents				$25,386
Short-term investments				69,056
Restricted investments				1,954

				$96,396

At March 31, 2012 and December 31, 2011, the contractual maturities of all investments held were less than 13 months. All investments have been designated as available-for-sale. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity may be one year or more beyond the current balance sheet date.

No gross realized gains or losses were recognized in the three months ended March 31, 2012 or in the same period in 2011.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value on a recurring basis and are classified at the following fair value hierarchy (see Note 1 for the Company’s accounting policy on measuring fair value of financial instruments) (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$10,461	$10,461	$—	$—
U.S. government-sponsored agencies	22,502	—	22,502	—
Corporate debt securities	50,938	—	50,938	—

Total	$83,901	$10,461	$73,440	$—

		Fair Value Measurements at Reporting Date Using
Description	Total as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$18,027	$18,027	$—	$—
U.S. government-sponsored agencies	28,911	—	28,911	—
Corporate debt securities	44,563	—	44,563	—

Total	$91,501	$18,027	$73,474	$—

5. Stock-Based Compensation

Details of the Company’s employee non-cash stock-based compensation were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Research and development	$1,115	$1,507
Selling, general and administrative	2,246	2,406

	$3,361	$3,913

6. Restructuring

In December 2011, as part of the Company’s ongoing evaluation of its facilities requirements in light of future plans and in connection with the permanent cease use of the leased office space in a building at 3400 Central Expressway, Santa Clara, California, the Company recorded restructuring charges of $2,923,000 in accordance with the Exit or Disposal Cost Obligations topic of the Codification, which were included on a separate line in the Company’s statements of comprehensive loss. The restructuring charges consisted of $2,476,000 of facility-related charges and $447,000 of property and equipment write-offs. As of March 31, 2012, the Company expected to make all cash payments associated with this action by August 2013, which coincides with the end of the lease term for the office space. In the three months ended March 31, 2012, the Company made cash payments of $398,000. At March 31, 2012 and December 31, 2011, the liability balance, included as “Accrued restructuring charges” on the balance sheets, was $2,332,000 and $2,730,000, respectively, of which $1,643,000 and $1,627,000, respectively, was classified within current liabilities and the remaining $689,000 and $1,103,000, respectively, was recorded as a noncurrent liability.

7. Commitments and Contingencies

In January 2012, the Company provided the Notice to GSK that provided notice of the Company’s belief that, among other matters, GSK has materially breached its contractual obligation to use commercially reasonable efforts to (i) maximize the sales of Horizant in an expeditious manner and (ii) achieve the sales milestones set forth in the collaboration agreement with GSK. The Notice provided that the termination of the collaboration agreement would become effective at the end of the 90-day notice period provided under the agreement, or April 24, 2012, unless GSK cured any such breach or default prior to such date.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On February 23, 2012, GSK filed a complaint, or the GSK Complaint, in the United States District Court for the District of Delaware naming the Company and other unspecified individuals as defendants. Pursuant to the GSK Complaint, GSK is seeking declaratory judgment that GSK is not in breach of the collaboration agreement and that the Company does not have the right to terminate the collaboration agreement as a result of GSK’s performance under the collaboration agreement to date. Following the expiration of the contractually specified period of time for resolution of the dispute by the requisite officers of the parties, on February 24, 2012, the Company filed a complaint, or the XenoPort Complaint, in the Superior Court of the State of California in the County of Santa Clara against GSK and its affiliates, GlaxoSmithKline LLC and GlaxoSmithKline Holdings (Americas) Inc., for breach of contract, fraud, breach of fiduciary duty, breach of the covenant of good faith and fair dealing and unfair competition. Pursuant to the XenoPort Complaint, in addition to injunctive and equitable relief, the Company is seeking damages for lost profits, damage to the value of Horizant and unattained royalties and milestone payments in an amount to be proven at trial, as well as punitive damages and restitution. In March 2012, GSK removed the proceeding in California to the United States District Court for the Northern District of California, which removal the Company is opposing. In April 2012, with GSK’s legal action challenging the Company’s right to terminate the Agreement pending, the Company provided notice to GSK that, although the Company believes that GSK’s material breaches of its material obligations under the agreement are ongoing and the Company reserves the right to terminate the agreement in the future and exercise all rights in connection with such termination under the agreement, the Company was not terminating the agreement effective April 24, 2012 and that the agreement remains in effect at this time. The Company cannot predict the outcome of the litigation related to the GSK Complaint and the XenoPort Complaint, when or if the collaboration agreement will be terminated or the ultimate terms of any termination of the agreement or resolution of the dispute. Additionally, the Company cannot predict whether the Company will be successful in obtaining injunctive or other equitable relief, damages or the amount of such damages, if any. The Company is not currently able to estimate the impact of the litigation related to GSK on its financial position or results of operations.

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

Our first product, known in the United States as Horizant (gabapentin enacarbil) Extended-Release Tablets, is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults. Restless legs syndrome is a neurological disorder characterized by an urge to move the legs, usually caused or accompanied by uncomfortable and unpleasant sensations in the legs.

Glaxo Group Limited, or GSK, holds commercialization rights and certain development rights for Horizant in the United States. GSK recorded $1.3 million of net sales of Horizant for the three months ended March 31, 2012. Under the collaboration agreement with GSK, all allowable expenses and sales of Horizant are accounted for using a joint profit and loss, or P&L, statement, in which we and GSK share in the resulting operating pre-tax profits and losses. Our share of losses from the joint P&L will be forgiven up to a maximum of $10.0 million, of which approximately $7.5 million had been forgiven through March 31, 2012. Our payment of additional losses, if any, would be deferred and payable without interest over a four-year period of time following the first quarter in which the joint P&L is profitable. GSK is responsible for the U.S. development of Horizant for RLS and postherpetic neuralgia, or PHN, a chronic type of neuropathic pain that can follow the resolution of shingles. In August 2011, GSK filed a supplemental new drug application, or sNDA, with the FDA under Section 505(b)(2) for Horizant for the potential management of PHN. In October 2011, the FDA accepted the sNDA for review and set a Prescription Drug User Fee Act, or PDUFA, date of June 9, 2012 as a goal for the completion of their review of the sNDA. Because June 9, 2012 is a Saturday, the effective action date is expected to be Friday, June 8, 2012. We are eligible to receive a $10.0 million contingent event-based payment, previously referred to as milestone payment, from GSK associated with the possible approval of the PHN sNDA, assuming such approval occurs and the collaboration agreement with GSK is effective at the time of such approval.

In January 2012, we provided a notice of dispute and notice of breach and termination, or the Notice, to GSK that provided notice of our belief that, among other matters, GSK has materially breached its contractual obligation to use commercially reasonable efforts to (i) maximize the sales of Horizant in an expeditious manner and (ii) achieve the sales milestones set forth in our collaboration agreement. The Notice provided that the termination of the collaboration agreement would become effective at the end of the 90-day notice period provided under the agreement, or April 24, 2012, unless GSK cured any such breach or default prior to such date.

On February 23, 2012, GSK filed a complaint, or the GSK Complaint, in the United States District Court for the District of Delaware naming us and other unspecified individuals as defendants. Pursuant to the GSK Complaint, GSK is seeking declaratory judgment that it is not in breach of the collaboration agreement and that we do not have the right to terminate the collaboration agreement as a result of GSK’s performance under the agreement to date. Following the expiration of the contractually specified period of time for resolution of the dispute by the requisite officers of the parties, on February 24, 2012, we filed a complaint, or the XenoPort Complaint, in the Superior Court of the State of California in the County of Santa Clara against GSK and its affiliates,

GlaxoSmithKline LLC and GlaxoSmithKline Holdings (Americas) Inc., for breach of contract, fraud, breach of fiduciary duty, breach of the covenant of good faith and fair dealing and unfair competition. Pursuant to the XenoPort Complaint, in addition to injunctive and equitable relief, we are seeking damages for lost profits, damage to the value of Horizant and unattained royalties and milestone payments in an amount to be proven at trial, as well as punitive damages and restitution. In March 2012, GSK removed the proceeding in California to the United States District Court for the Northern District of California, which removal we are opposing. In April 2012, with GSK’s legal action challenging the Company’s right to terminate the Agreement pending, we provided notice to GSK that, although we believe that GSK’s material breaches of its material obligations under the agreement are ongoing and we reserve the right to terminate the agreement in the future and exercise all rights in connection with such termination under the agreement, we were not terminating the agreement effective April 24, 2012 and that the agreement remains in effect at this time. We believe that we have meritorious claims and defenses and intend to defend the GSK Complaint, and prosecute the XenoPort Complaint, vigorously. We cannot predict the outcome of the litigation related to the GSK Complaint and the XenoPort Complaint, when or if the collaboration agreement will be terminated or the ultimate terms of any termination of the agreement or resolution of the dispute. In addition, we expect to incur substantial legal fees and costs in connection with this litigation, and may not prevail in either of these legal proceedings. If our collaboration agreement with GSK is terminated, we may not be entitled to any further milestone and contingent event-based payments, royalties or joint P&L loss forgiveness or deferral, and we could be responsible for the cost of additional Horizant commercialization and development activities, including post-marketing commitments, which could accelerate our need for additional capital.

Gabapentin enacarbil is licensed to Astellas Pharma Inc. in Japan and five other Asian countries. In January 2012, the Japanese Ministry of Health, Labor and Welfare, or MHLW, approved Astellas’ NDA for the use of gabapentin enacarbil, which will be known as Regnite in Japan, as a treatment for patients with RLS. In April 2012, the Central Social Insurance Medical Council (also known as Chuikyo), which is responsible for recommending the National Health Insurance price for pharmaceutical products in Japan, approved the reimbursement price of Regnite (gabapentin enacarbil) Extended-Release Tablets.

We are evaluating our second product candidate, arbaclofen placarbil, or AP, as a potential treatment for patients with spasticity. We are conducting a pivotal Phase 3 clinical trial under a Special Protocol Assessment, or SPA, with the FDA, for AP as a potential treatment for spasticity in patients with multiple sclerosis, or MS. If a positive outcome from this trial is achieved, along with supportive data from certain additional planned studies, we intend to file an NDA with the FDA under Section 505(b)(2). Section 505(b)(2) allows reference to published literature and the FDA’s previous finding of safety and effectiveness for baclofen, a drug that has been approved by the FDA for the alleviation of signs and symptoms of spasticity in individuals with MS and may also be of some value in patients with spinal cord injuries and other spinal cord diseases. The timing of reporting top-line results from this trial is dependent on subject enrollment and completion rates, and we anticipate that it could vary from near the end of 2012 to into the second quarter of 2013.

We have evaluated our third product candidate, XP21279, for the potential treatment of patients with Parkinson’s disease who experience motor fluctuations. In 2011, we completed a Phase 2 clinical trial of patient-optimized doses of our new bi-layer tablet of XP21279/carbidopa compared to patient-optimized doses of Sinemet (levodopa/carbidopa). Results from the pharmacokinetic analysis from the trial showed that subjects had significantly higher variation in levodopa blood levels over a 16-hour time period while taking Sinemet as compared to while taking XP21279/carbidopa. However, in the primary analysis of the trial, the improvement with XP21279/carbidopa was not statistically better than the improvement seen with optimized Sinemet dosed four or five times per day during the double-blind phase of the trial. We are deferring further investment in this program pending the outcome of discussions with regulatory authorities and availability of resources.

We are developing our preclinical product candidate, XP23829, as a potential treatment for relapsing-remitting MS, or RRMS, with a goal of filing an investigational new drug application, or IND, in the second quarter of 2012. XP23829 is a patented new chemical entity that is a prodrug of monomethyl fumarate, or MMF, and MMF is a molecule that appears to have anti-inflammatory properties and the potential to modulate cellular responses to oxidative stress.

In addition to our collaboration agreements with GSK for Horizant and with Astellas for Regnite, we plan to enter into other agreements with pharmaceutical companies for our product candidates: (1) when access to a primary care physician sales force is necessary to maximize the commercial potential of our product candidates in the United States; (2) for the development and commercialization of our product candidates outside the United States; or (3) to develop and commercialize product candidates that fall outside our core focus.

We believe that our existing capital resources and anticipated contingent event-based payment, together with interest thereon, will be sufficient to meet our projected operating requirements into the third quarter of 2013. This estimate assumes receipt of a potential $10.0 million contingent event-based payment from GSK associated with the possible approval of Horizant for the management of PHN, assuming such approval occurs and the collaboration agreement with GSK is effective at the time of such approval. However, we have based our estimate of cash sufficiency on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, stock-based compensation, fair value measurements and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and significant judgments and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Revenues

Our collaboration revenue consisted of the recognition of revenues from up-front and milestone payments from our collaboration with Astellas. Our net revenue from unconsolidated joint operating activities consisted of the recognition of revenues from up-front, milestone and contingent event-based payments and the recognition of our share of operating losses resulting from our election to co-promote Horizant in the United States with GSK. In connection with the amendment and restatement of our collaboration agreement with GSK in November 2010, our share of operating losses is forgiven up to a maximum of $10.0 million, of which approximately $7.5 million had been forgiven through March 31, 2012. Pursuant to the agreement, GSK is responsible for recording sales of Horizant in the United States. For the three months ended March 31, 2012, net sales in the United States of Horizant as recorded by GSK were $1.3 million.

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(In thousands, except percentages)
Net revenue from unconsolidated joint operating activities	$—	$—	$—	0%
Collaboration revenue	10,379	379	10,000	2,639%

Total revenues	$10,379	$379	$10,000	2,639%

No net revenue from unconsolidated joint operating activities was recognized in the three months ended March 31, 2012 and 2011.

The increase in collaboration revenue in the three months ended March 31, 2012 compared to the same period in 2011 was due to the recognition of a $10.0 million milestone payment from Astellas in connection with the approval of Regnite in Japan.

We expect revenues to fluctuate in the future primarily depending upon the commercialization and potential further development of Horizant/Regnite/gabapentin enacarbil, the timing of milestone and contingent event-based related activities and future potential royalties under our Astellas and GSK collaboration agreements and the extent to which we enter into new, or modify existing, collaborative agreements. In the event that commercialization rights to Horizant revert to us, we expect revenues to fluctuate in the future depending on our efforts to market and sell Horizant or enter into agreements with third parties to do so.

Research and Development Expenses

Research and development expenses consisted of costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. As a result of our focus on advancement of our later-stage product candidates and in order to reduce expenses, we eliminated our discovery research efforts in 2010. Total “Research and development” expenses reflected the consolidation of “Research” and “Preclinical and clinical development” costs for the quarter ended March 31, 2011.

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(In thousands, except percentages)
Research and development	$12,178	$9,854	$2,324	24%

The increase in research and development expenses in the three months ended March 31, 2012 compared to the same period in 2011 was principally due to the following:

•	increased net costs for AP of $2.0 million primarily due to increased clinical costs; and

•	increased net costs for XP23829 of $1.1 million primarily due to increased toxicology and manufacturing costs; partially offset by

•	decreased office and facilities overhead costs of $0.4 million; and

•	decreased net costs for XP21279 of $0.3 million primarily due to decreased clinical costs.

We expect our research and development expenses to increase in 2012 compared to 2011 levels primarily due to the AP Phase 3 spasticity program. The timing and amount of research and development expenses incurred will primarily depend upon the extent of current or future clinical trials for AP, as well as the related expenses associated with our development organization, regulatory requirements, advancement of our preclinical program and product candidate manufacturing costs.

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

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(In thousands, except percentages)
Selling, general and administrative	$7,400	$7,751	$(351)	(5)%

Our selling, general and administrative expenses in the three months ended March 31, 2012 remained relatively constant compared to the same period in 2011.

We expect increases in selling, general and administrative expenses in 2012 compared to 2011 levels. Pursuant to our amended and restated collaboration agreement with GSK, we have up to three years to deploy a sales force following the April 2011 approval of Horizant in the United States. The timing and amount of selling, general and administrative expenses incurred will primarily depend upon if or when we deploy such sales force in support of the commercialization of Horizant for RLS, whether in the co-promotion arrangement with GSK or if the commercialization rights to Horizant revert to us.

Interest Income

Interest income consisted primarily of interest earned on our cash equivalents and short-term investments.

	Three Months Ended March 31,		Change
	2012	2011	$	%
	(In thousands, except percentages)
Interest income	$55	$70	$(15)	(21)%

The decrease in interest income in the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to lower average cash and cash equivalents and short-term investment balances.

Liquidity and Capital Resources

	As of March 31, 2012	As of December 31, 2011
	(In thousands)
Cash and cash equivalents and short-term investments	$84,974	$94,442
Working capital	77,670	83,922
Restricted investments	1,954	1,954

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash provided by (used in):
Operating activities	$(8,728)	$(14,781)
Investing activities	(3,622)	15,148
Financing activities	(501)	(576)
Capital expenditures (included in investing activities above)	18	—

Due to our significant research and development expenditures, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our equity securities, non-equity payments from our collaborators and interest earned on investments. At March 31, 2012, we had available cash and cash equivalents and short-term investments of $85.0 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including corporate debt securities, investments backed by U.S. government-sponsored agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $8.7 million and $14.8 million in the three months ended March 31, 2012 and 2011, respectively. The net cash used in operating activities in the three months ended March 31, 2012 and 2011 primarily reflected our net loss, partially offset by non-cash stock-based compensation.

Net cash provided by (used in) investing activities primarily reflected the timing of purchases of investments and proceeds from maturities of investments.

Net cash used in financing activities was $0.5 million and $0.6 million in the three months ended March 31, 2012 and 2011, respectively. The net cash used in financing activities in the three months ended March 31, 2012 and 2011 reflected net cash used in the issuance of common stock and exercise of stock options.

We believe that our existing capital resources and anticipated contingent event-based payment, together with interest thereon, will be sufficient to meet our projected operating requirements into the third quarter of 2013. This estimate assumes receipt of a potential $10.0 million contingent event-based payment from GSK associated with the possible approval of Horizant for the management of PHN, assuming such approval occurs and the collaboration agreement with GSK is effective at the time of such approval. We have based our estimate of cash sufficiency on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential milestones, contingent event-based, profit sharing and future royalty payments that we are eligible to receive under our collaboration agreements. If our collaboration agreement with GSK is terminated, we may not be entitled to any further milestone and contingent event-based payments, royalties or joint P&L loss forgiveness or deferral, and we could be responsible for the cost of additional Horizant commercialization and development activities, including post-marketing commitments, which could accelerate our need for additional capital. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our marketed products and product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the timing and amount of our share of operating losses from Horizant;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from Horizant, Regnite and our other potential products;

•	the timing of any milestone and contingent event-based payments under our collaborative arrangements;

•	the costs and expenses associated with the litigation proceedings related to GSK;

•	if we establish a sales force, the timing and costs of our establishment of a sales force to support our promotion of Horizant for the treatment of RLS;

•

if commercialization rights to Horizant revert to us, the timing and costs of establishing third-party arrangements to market and sell Horizant if we choose or are unable to establish sufficient sales, marketing and distribution capabilities on our own;

•	the cost of manufacturing clinical, and establishing commercial, supplies of our product candidates and any products that we may develop;

•

the number and characteristics of product candidates that we pursue, including rights related to Horizant that we obtained pursuant to our amended and restated collaboration agreement with GSK or that we may obtain if the rights to Horizant revert to us;

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

Until we can generate a sufficient amount of product revenues, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. However, sufficient additional funding may not be available to us on acceptable terms, or at all. If we are, or anticipate that we may be, unable to raise additional funds when needed, we may terminate or delay clinical trials for one or more of our product candidates, we may delay our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates or we may curtail significant drug development programs for our product candidates. In addition, if our collaboration agreement with GSK does not terminate, at any time upon advance notice to GSK, we may exercise the right to revert to a net sales royalty-based compensation structure and forego the right to co-promote Horizant in the United States. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. To the extent that we raise additional capital through equity financings, dilution to our stockholders would result. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our financial condition, the outcome of the litigation proceedings with GSK, including whether our collaboration agreement with GSK will terminate and on what terms, and/or current economic conditions, including the effects of disruptions to and volatility in the credit and financial markets in the United States, the European Union and other regions of the world, including those resulting from or associated with rising government debt levels.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

Contractual Obligations

Our future contractual obligations at March 31, 2012 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating lease obligations	$5,437	$3,752	$1,685	$—	$—

Operating lease obligations do not assume the exercise by us of any termination or extension options.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2012, we had cash and cash equivalents and short-term investments of $85.0 million consisting of cash and highly liquid investments deposited with highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amounts of $1.8 million and $0.1 million during the three months ended March 31, 2012 and 2011, respectively, to this European contract manufacturer. We are subject to exposure to fluctuations in foreign exchange rates in connection with agreements with this European contract manufacturer. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, as of March 31, 2012, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) or 15d-15(e)) were effective.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In January 2012, we provided a notice of dispute and notice of breach and termination, or the Notice, to Glaxo Group Limited, or GSK, that provided notice of our belief that, among other matters, GSK has materially breached its contractual obligation to use commercially reasonable efforts to (i) maximize the sales of Horizant (gabapentin enacarbil) Extended-Release Tablets in an expeditious manner and (ii) achieve the sales milestones set forth in our collaboration agreement. The agreement provides that disputes arising with respect to certain matters related to the agreement shall, prior to initiating legal proceedings, first be presented to our Chief Executive Officer and the Chief Operating Officer of GSK, or their respective designees, for resolution during a contractually specified period of time. The Notice also provided notice to GSK that the agreement would terminate if GSK’s material breach of its material obligations continued for ninety (90) days after the date of GSK’s receipt of the Notice, or April 24, 2012.

On February 23, 2012, GSK filed a complaint, or the GSK Complaint, in the United States District Court for the District of Delaware naming us and other unspecified individuals as defendants. Pursuant to the GSK Complaint, GSK is seeking declaratory judgment that GSK is not in breach of the agreement and that we do not have the right to terminate the agreement as a result of GSK’s performance under the agreement to date. On March 19, 2012, we filed a motion to dismiss, or, in the alternative, to transfer or stay the action. GSK’s opposition to our motion to dismiss was filed on April 5, 2012, and our reply was filed on April 16, 2012.

Following the expiration of the contractually specified period of time for resolution of the dispute by the requisite officers of the parties, on February 24, 2012, we filed a complaint, or the XenoPort Complaint, in the Superior Court of the State of California in the County of Santa Clara against GSK and its affiliates, GlaxoSmithKline LLC and GlaxoSmithKline Holdings (Americas) Inc., for breach of contract, fraud, breach of fiduciary duty, breach of the covenant of good faith and fair dealing and unfair competition. Pursuant to the XenoPort Complaint, in addition to injunctive and equitable relief, we are seeking damages for lost profits, damage to the value of Horizant, and unattained royalties and milestone payments in an amount to be proven at trial, as well as punitive damages and restitution. On March 28, 2012, GSK filed a Notice of Removal and removed the California state case to the United States District Court for the Northern District of California. On April 4, 2012, GSK filed motions to dismiss or transfer the case. On April 10, 2012, we filed a motion to remand to state court and for award of costs and fees. A hearing date of June 15, 2012 has been set for consideration of the respective motions.

In April 2012, with GSK’s legal action challenging the Company’s right to terminate the Agreement pending, we provided notice to GSK that, although we believe that GSK’s material breaches of its material obligations under the agreement are ongoing and we reserve the right to terminate the agreement in the future and exercise all rights in connection with such termination under the agreement, we were not terminating the agreement effective April 24, 2012 and that the agreement remains in effect at this time. We cannot predict how GSK will respond to the notice we provided in April or whether GSK will allege that the notice, including the reservation of rights pursuant thereto, is invalid or unenforceable.

We believe that we have meritorious claims and defenses and intend to defend the GSK Complaint and prosecute the XenoPort Complaint vigorously. We cannot predict the outcome of the litigation related to the GSK Complaint and the XenoPort Complaint, when or if the agreement will be terminated or the ultimate terms of any termination of the agreement or resolution of the dispute. These lawsuits are subject to inherent uncertainties, including with respect to the timing and ultimate outcome of any resolution thereof, and the actual cost of pursuing or defending these lawsuits will depend upon many unknown factors. Pursuing or defending these legal proceedings will also be time-consuming for our management and will detract from our ability to fully focus our internal resources on our business activities. In addition, we expect to incur substantial legal fees and costs in connection with this litigation, and may not prevail in either of these legal proceedings. In addition, the uncertainty of the litigation could lead to more volatility in our stock price and more uncertainty as to the prospects for Horizant. From time to time, we may be involved in additional litigation relating to claims arising out of our ordinary course of business.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012.

Risks Related to Our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never sustain profitability.*

We have a limited operating history and have incurred cumulative losses of $429.9 million since our inception in May 1999, including net losses of $9.1 million and $17.2 million for the three months ended March 31, 2012 and 2011, respectively. If we decide to establish a sales force or achieve regulatory approval of additional product candidates, we may incur significant expenses. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or sustain profitability. Our first product, known in the United States as Horizant (gabapentin enacarbil) Extended-Release Tablets, is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults. Glaxo Group Limited, or GSK, is responsible for promoting Horizant in the United States pursuant to a collaboration agreement with us. In January 2012, the Japanese Ministry of Health, Labor and Welfare, or MHLW, approved Astellas Pharma Inc.’s new drug application, or NDA, for the use of gabapentin enacarbil, which will be known as Regnite in Japan, as a treatment for patients with RLS.

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

Our success depends substantially on the success of Horizant and Regnite, and we currently depend on GSK and Astellas to commercialize Horizant and Regnite, respectively. If GSK or Astellas do not successfully market and sell Horizant and Regnite, we may be unable to generate significant product revenue from Horizant and Regnite.*

GSK commercially launched Horizant in the United States in July 2011. Until such time, if any, as we exercise the right to revert to a net sales royalty under the GSK collaboration agreement, assuming the agreement is not terminated, we are sharing profits and losses from net sales of Horizant. Although we have elected the co-promotion arrangement, we have the right to delay the deployment of our sales force for up to three years following the approval of Horizant in the United States, and our share of losses from the joint profit and loss will be forgiven up to a maximum of $10.0 million. Under the terms of the collaboration agreement, prior to the time that we establish our sales force, GSK remains responsible for the commercialization of Horizant for RLS and any other indications that may obtain regulatory approval in the United States. We have limited control over the amount and timing of resources that GSK dedicates to the marketing of Horizant. Our ability to generate revenue from our co-promotion and contingent payments from GSK depends on GSK’s ability to achieve market acceptance of, and to otherwise effectively market, Horizant for the treatment of RLS. For the three months ended March 31, 2012, net sales in the United States of Horizant as recorded by GSK were only $1.3 million. We believe that GSK has failed to devote sufficient resources to the commercialization, marketing and distribution of Horizant, including by failing to develop or expand the sales forces necessary for the most effective promotion of Horizant. For example, as part of a restructuring within its organization in 2011, GSK realigned its promotion efforts on Horizant, including reducing the number of territories represented by its neurology-focused sales team primarily promoting Horizant from approximately 500 to 300 territories. In addition, in 2011, GSK announced new corporate policies, including that it would no longer use individual sales targets as a component of compensation for its sales force. In January 2012, we delivered a notice of dispute and notice of breach and termination to GSK, and in February 2012, we and GSK each initiated legal proceedings in connection with the collaboration agreement. If our collaboration agreement with GSK is not terminated and GSK does not increase the amount of resources promoting Horizant, the commercial potential of Horizant will be harmed or limited and our business will suffer. In the event that commercialization rights to Horizant revert to us, we may be unable to successfully market and sell Horizant or enter into arrangements with third parties to do so.

In addition, GSK (or we, in the event that commercialization rights to Horizant revert to us) could fail to comply with applicable regulatory guidelines with respect to the marketing and manufacturing of Horizant or with post-marketing commitments or requirements mandated by the FDA, which could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal to approve any NDAs. Any of these results could limit or prevent our or GSK’s ability to successfully market and sell Horizant, and we may be unable to generate significant product revenue from Horizant.

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

We and GSK have each initiated litigation proceedings related to the collaboration agreement. The timing and outcome of such legal proceedings are uncertain, and such proceedings could be costly and divert management’s time and attention, thereby harming our business.*

In January 2012, we provided notice, or the Notice, to GSK of our belief that, among other matters, GSK has materially breached its contractual obligation to use commercially reasonable efforts to (i) maximize the sales of Horizant in an expeditious manner and (ii) achieve the sales milestones set forth in our collaboration agreement. The collaboration agreement provides that we may terminate the agreement in the event that GSK shall have materially breached or defaulted in the performance of any of its material obligations under the agreement, and such default shall have continued for 90 days after the date of GSK’s receipt of written notice of the breach, or April 24, 2012. The Notice provided that any such termination would become effective at the end of such
90-day period unless GSK cured any such breach or default prior to such date.

On February 23, 2012, GSK filed a complaint, or the GSK Complaint, in the United States District Court for the District of Delaware naming us and other unspecified individuals as defendants. Pursuant to the GSK Complaint, GSK is seeking declaratory judgment that it is not in breach of the collaboration agreement and that we do not have the right to terminate the collaboration agreement as a result of GSK’s performance under the agreement. Following the expiration of the contractually specified period of time for resolution of the dispute by the requisite officers of the parties, on February 24, 2012, we filed a complaint, or the XenoPort Complaint, in the Superior Court of the State of California in the County of Santa Clara against GSK and its affiliates, GlaxoSmithKline LLC and GlaxoSmithKline Holdings (Americas) Inc., for breach of contract, fraud, breach of fiduciary duty, breach of the covenant of good faith and fair dealing and unfair competition. Pursuant to the XenoPort Complaint, in addition to injunctive and equitable relief, we are seeking damages for lost profits, damage to the value of Horizant and unattained royalties and milestone payments in an amount to be proven at trial, as well as punitive damages and restitution. In March 2012, GSK removed the proceeding in California to the United States District Court for the Northern District of California, which removal we are opposing. In April 2012, with GSK’s legal action challenging the Company’s right to terminate the Agreement pending, we provided notice to GSK that, although we believe that GSK’s material breaches of its material obligations under the agreement are ongoing and we reserve the right to terminate the agreement in the future and exercise all rights in connection with such termination under the agreement, we were not terminating the agreement effective April 24, 2012 and that the agreement remains in effect at this time.

We cannot predict the outcome of the litigation related to the GSK Complaint and the XenoPort Complaint, when or if the collaboration agreement will be terminated or the ultimate terms of any termination of the agreement or resolution of the dispute. These lawsuits are subject to inherent uncertainties, including with respect to the timing and ultimate outcome of any resolution thereof, and the actual cost of pursuing or defending these lawsuits will depend upon many unknown factors. Pursuing or defending these legal proceedings will also be time-consuming for our management and will detract from our ability to fully focus our internal resources on our business activities. In addition, we expect to incur substantial legal fees and costs in connection with this litigation, and we may not prevail in either of these legal proceedings. In addition, the uncertainty of the litigation could lead to more volatility in our stock price and more uncertainty as to the prospects for Horizant.

If the commercialization rights to Horizant revert to us and we are unable to establish sales, marketing and distribution capabilities to market Horizant, or enter into arrangements with third parties to do so, sales of Horizant and our business will be harmed.*

In the event that product rights to Horizant revert to us, to maximize the market opportunity for Horizant we may need to obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force, or we may need to build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. We may not be able to enter into such arrangements with third parties in a timely manner or on acceptable terms, or to establish sales, marketing and distribution capabilities of our own. Such additional contracting or development of a sales organization could be time-consuming and delay our potential commercialization of Horizant.

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

For example, in March 2011, we announced that we would not be investing further in the development of AP at this time as adjunctive treatment of gastroesophageal reflux disease, or GERD, following completion of a Phase 2 clinical trial of AP that did not demonstrate statistically significant improvements of AP over placebo in the analysis of the primary endpoint. In addition, in December 2011, following our preliminary results of a Phase 2 clinical trial of XP21279 for the potential treatment of patients with Parkinson’s disease who were experiencing motor fluctuations, we announced that we plan to defer further investment in the program pending the outcome of discussions with regulatory authorities and availability of resources. If we or our collaborative partners are unable to make additional product candidates commercially available, we may not be able to generate substantial product revenues, which would adversely affect our business and financial condition. The results of our clinical trials to date do not provide assurance that acceptable efficacy or safety will be shown upon completion of future clinical trials.

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

Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials, and we or our collaborative partners may be unable to maintain regulatory approvals for our products. For example, the FDA approval for Horizant for the treatment of RLS included requirements for GSK to conduct a number of post-marketing studies, including a
12-week, double-blind, placebo-controlled efficacy study evaluating 300 mg and 450 mg tablets of Horizant dosed once per day, two simulated driving studies, a drug-drug interaction study with morphine and a cardiovascular safety, or QTc, study. GSK has also agreed to conduct a pediatric program for subjects 13 years and older. The specific protocol submission and trial completion dates for these studies range from April 2011 through July 2024. In the event that rights to Horizant revert to us, we may be responsible for fulfilling the remaining post-marketing study requirements, which could increase our costs and divert management time and resources away from our commercialization efforts or the development of our product candidates. In addition, the FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

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

We depend on collaborations to complete the development and commercialization of some of our product candidates. These collaborations may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.*

In December 2005, we entered into a collaboration agreement with Astellas for the development and commercialization of gabapentin enacarbil, also known as Regnite, in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. In February 2007, we entered into an exclusive collaboration agreement with GSK to develop and commercialize gabapentin enacarbil (also known by the trade name Horizant (gabapentin enacarbil) Extended-Release Tablets in the United States) worldwide, excluding the Astellas territory. In November 2010, we amended and restated our collaboration agreement with GSK, pursuant to which we reacquired all rights to gabapentin enacarbil outside of the United States previously granted to GSK and obtained the right to pursue development of Horizant for: (i) the potential treatment of diabetic peripheral neuropathy, or DPN; (ii) the potential treatment of PHN, to the extent that a product label would reflect a superiority claim over a currently approved drug; and (iii) any additional indications in the United States. The GSK collaboration agreement is currently under dispute and the subject of pending litigation.

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

•

the collaboration agreements may be terminated or allowed to expire, which would delay the development or commercialization and may increase the cost of developing or commercializing our product candidates.

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

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the timing and amount of our share of operating losses from Horizant;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from Horizant, Regnite and our other potential products;

•	the timing of any milestone and contingent event-based payments under our collaborative arrangements;

•	the costs and expenses associated with the litigation proceedings related to GSK;

•	if we establish a sales force, the timing and costs of our establishment of a sales force to support our co-promotion of Horizant for the treatment of RLS;

•

if commercialization rights to Horizant revert to us, the timing and costs of establishing third-party arrangements to market and sell Horizant if we choose or are unable to establish sufficient sales, marketing and distribution capabilities on our own;

•	the cost of manufacturing clinical, and establishing commercial, supplies of our product candidates and any products that we may develop;

•

the number and characteristics of product candidates that we pursue, including rights related to Horizant that we obtained pursuant to our amended and restated collaboration agreement with GSK or that we may obtain if the rights to Horizant revert to us;

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

Until we can generate a sufficient amount of product revenues, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. If we raise additional funds by issuing our common stock, or securities convertible into or exchangeable or exercisable for common stock, our stockholders will experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our financial condition, the outcome of the litigation proceedings with GSK, including whether our collaboration agreement with GSK will terminate and on what terms, and/or current economic conditions, including the effects of disruptions to and volatility in the credit and financial markets in the United States, the European Union and other regions of the world, including those resulting from or associated with rising government debt levels.

We believe that our existing capital resources and anticipated contingent event-based payment, previously referred to as milestone payment, together with interest thereon, will be sufficient to meet our projected operating requirements into the third quarter of 2013. This estimate assumes receipt of a potential $10.0 million contingent event-based payment from GSK associated with the possible approval of Horizant for the management of PHN, assuming such approval occurs and the collaboration agreement with GSK is effective at the time of such approval. We have based our cash sufficiency estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential milestone, contingent event-based, profit sharing and royalty payments that we are eligible to receive under our collaboration agreements. If our collaboration agreement with GSK is terminated, we may not be entitled to any further milestone and contingent event-based payments, royalties or joint P&L loss forgiveness or deferral, and we could be responsible for the cost of additional Horizant commercialization and development activities, including post-marketing commitments, which could accelerate our need for additional capital.

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

If our competitors are able to develop and market products that are more effective, safer or less costly than Horizant, Regnite or any other products that we may develop, our commercial opportunity will be reduced or eliminated.*

We face competition from established pharmaceutical and biotechnology companies, including generic competitors, as well as from academic institutions, government agencies and private and public research institutions. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than Horizant, Regnite or any other products that we may develop. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair our ability to effectively commercialize our product candidates.

Products that we believe compete with Horizant in the United States include the following drugs approved for the treatment of RLS: Mirapex (pramipexole) from Boehringer Ingelheim and generic pramipexole; Requip (ropinirole) from GSK and generic ropinirole; and Neupro (the rotigotine transdermal system), a dopamine agonist patch from UCB, which was approved in April 2012 by the FDA for the treatment of RLS. In Japan, we believe that Regnite could compete with pramipexole, which was approved in 2010 for the treatment of RLS. In addition, Otsuka Pharmaceutical Co., Ltd. filed an NDA in Japan in December 2011 for the rotigotine transdermal system, which, if approved, could compete with Regnite.

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

Products that could compete with XP21279, our product candidate that is a Transported Prodrug of levodopa, include: generic levodopa/carbidopa drugs and other drugs approved for the treatment of Parkinson’s disease, including Stalevo, a combination therapy of levodopa/carbidopa/entacapone that is marketed in the United States by Novartis; dopamine agonists such as Mirapex (pramipexole) as well as Requip (ropinirole) and Requip XL (ropinirole extended-release tablets), which are marketed by Boehringer Ingelheim and GSK, respectively; generic dopamine agonists, including pramipexole and ropinirole; and Neupro (the rotigotine transdermal system), a dopamine agonist patch from UCB, which was approved in April 2012 by the FDA for the treatment of Parkinson’s disease. In December 2011, Impax Labs submitted an NDA for IPX066, an extended-release formulation of levodopa/carbidopa. Other therapies under development in the United States include levodopa/carbidopa formulations such as Duodopa (a levodopa/carbidopa gel delivered by a portable pump directly into the duodenum being developed by Solvay) as well as DM-1992 and OS-320 (extended-release formulations of levodopa/carbidopa being developed by Depomed and Osmotica Pharmaceutical Corp., respectively).

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

Under the terms of our collaboration agreement with GSK, GSK is solely responsible for the commercial manufacture and supply of Horizant to support its development and commercialization within the United States. GSK is currently relying on a single source supplier for commercial and clinical supplies of Horizant. If GSK fails to qualify alternative manufacturers of Horizant, the current contract manufacturer terminates its agreement with GSK and GSK is otherwise unable to manufacture or contract to manufacture sufficient quantities of Horizant, the development and commercialization of Horizant could be impaired or delayed. If our collaboration agreement with GSK is terminated, we are entitled to specified manufacturing transition assistance from GSK, but would then be responsible for the manufacturing of Horizant following the transition period. Under the terms of our collaboration agreement with Astellas, Astellas is solely responsible for the manufacture of Regnite/gabapentin enacarbil to support its development and commercialization within the Astellas territory. To our knowledge, Astellas is currently relying on single source suppliers for clinical supplies of Regnite/gabapentin enacarbil in API form. As a result, if Astellas fails to manufacture or contract to manufacture sufficient quantities of Regnite/gabapentin enacarbil or API, development and commercialization of Regnite/gabapentin enacarbil could be impaired or delayed in the Astellas territory. If we pursue development with respect to the rights we maintain on Horizant/gabapentin enacarbil or if rights to Horizant revert to us, we will need to obtain clinical or commercial supplies from GSK or another supplier. As a result, if we are unable to obtain sufficient quantities of Horizant/gabapentin enacarbil from GSK at prices that are commercially attractive, and if we are unable to qualify an alternative supplier, it could delay the development of, and impair our ability to commercialize, Horizant/gabapentin enacarbil.

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

Horizant and Regnite remain, and our product candidates, if they receive marketing approval, will remain, subject to ongoing regulatory review. If we or our collaborative partners fail to comply with continuing regulations, these approvals could be rescinded and the sale of our products could be suspended.*

Any regulatory approval to market a product could be conditioned on conducting additional, costly, post-approval studies or implementing a risk evaluation and mitigation strategy or could contain strict limits on the indicated uses included in the labeling. For example, the FDA approval for Horizant for the treatment of RLS included requirements for GSK to conduct a program of post-marketing commitments, or PMCs and post-marketing requirements, or PMRs, in adults, including a 12-week, double-blind, placebo-controlled efficacy study evaluating 300 mg and 450 mg tablets of Horizant dosed once per day, two simulated driving studies, a drug-drug interaction study with morphine and a QTc study. GSK will also conduct a pediatric program for subjects 13 years and older. The pediatric clinical program, which is scheduled to commence after requested adult data is obtained and reviewed by the FDA, includes a pharmacokinetics, or PK, study, a parallel, fixed-dose response efficacy study, a long-term safety study and a simulated driving study. The specific protocol submission and trial completion dates for these PMCs/PMRs range from April 2011 through July 2024. In the event that rights to Horizant revert to us, we may be responsible for fulfilling the remaining post-marketing study requirements, which could increase our costs and divert management time and resources away from our commercialization efforts or the development of our product candidates. In addition, Horizant has certain warnings and precautions in the label, including information that Horizant causes significant driving impairment.

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

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	a licensure framework for follow-on biologic products; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

The United States Supreme Court has heard a constitutional challenge to the PPACA in 2012 and a decision is expected in June 2012. If the Supreme Court rules that the PPACA is unconstitutional, our expenditures in preparation for the PPACA could go unused, we could require new expenditures to adjust to the new competitive environment and new legislation could later become law that could adversely affect the pharmaceutical industry. We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs.

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

•

developments with respect to our litigation proceedings with GSK, including any termination of the collaboration agreement or reversion of the rights to Horizant, and the ultimate terms on which the collaboration agreement may be terminated or the dispute may be resolved;

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

•

developments with respect to our litigation proceedings with GSK, including any termination of the collaboration agreement or reversion of the rights to Horizant, and the ultimate terms on which the collaboration agreement may be terminated or the dispute may be resolved;

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

Due to these fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good predictor of our future performance. For example, due primarily to the recognition of revenues from up-front, milestone and contingent event-based payments from our collaboration agreements with Astellas and GSK, we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007, for the year ended December 31, 2007 and in the three months ended June 30, 2011. However, while recognition of these revenues resulted in a profitable year for 2007 and profitability in the three months ended June 30, 2011, we incurred net losses in 2008, 2009, 2010 and 2011. In any particular financial period, the actual or anticipated fluctuations could be below the expectations of securities analysts or investors and our stock price could decline.

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*

As of April 16, 2012, our executive officers, directors and holders of 5% or more of our outstanding common stock, based upon information known to us and derived from Schedules 13G filed with the SEC, beneficially owned approximately 46.8% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If there are large sales of our common stock, the market price of our common stock could drop substantially.*

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of April 16, 2012, we had 35,721,379 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Right Certificate(4)

4.3	Form of Registered Direct Common Warrant(5)

10.20	Severance Rights Agreement, dated February 9, 2012, between the Company and Ronald W. Barrett, Ph.D.(6)

10.21	Form of Severance Rights Agreement, dated February 9, 2012, between the Company and each of Vincent J. Angotti, Gianna M. Bosko, William G. Harris and David R. Savello, Ph.D.(7)

10.29	2012 Executive Compensation(8)

10.33	2005 Non-Employee Directors’ Stock Option Plan, as amended May 1, 2012

10.34	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan

10.35	Form of Non-Employee Director Stock Unit Award Agreement under the 2005 Equity Incentive Plan

10.36	Term Sheet for Director Compensation

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(9)

101.INS	XBRL Instance Document (10)

101.SCH	XBRL Taxonomy Extension Schema Document (10)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (10)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (10)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (10)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (10)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(4)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 30, 2008.
(6)	Incorporated herein by reference to Exhibit 10.39 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 10, 2012.
(7)	Incorporated herein by reference to Exhibit 10.40 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 10, 2012.
(8)	Incorporated herein by reference to Exhibit 10.38 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on January 17, 2012.

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

XenoPort, Inc. (Registrant)

May 8, 2012	/s/ RONALD W. BARRETT
Ronald W. Barrett
Chief Executive Officer and Director
(principal executive officer)

May 8, 2012	/S/ WILLIAM G. HARRIS
William G. Harris
Senior Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaws(1)

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Form of Right Certificate(4)

4.3	Form of Registered Direct Common Warrant(5)

10.20	Severance Rights Agreement, dated February 9, 2012, between the Company and Ronald W. Barrett, Ph.D.(6)

10.21	Form of Severance Rights Agreement, dated February 9, 2012, between the Company and each of Vincent J. Angotti, Gianna M. Bosko, William G. Harris and David R. Savello, Ph.D.(7)

10.29	2012 Executive Compensation(8)

10.33	2005 Non-Employee Directors’ Stock Option Plan, as amended May 1, 2012

10.34	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan

10.35	Form of Non-Employee Director Stock Unit Award Agreement under the 2005 Equity Incentive Plan

10.36	Term Sheet for Director Compensation

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(9)

101.INS	XBRL Instance Document (10)

101.SCH	XBRL Taxonomy Extension Schema Document (10)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (10)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (10)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (10)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (10)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(3)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(4)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 30, 2008.
(6)	Incorporated herein by reference to Exhibit 10.39 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 10, 2012.
(7)	Incorporated herein by reference to Exhibit 10.40 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 10, 2012.

(8)	Incorporated herein by reference to Exhibit 10.38 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on January 17, 2012.
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