Form 10-Q
period 2012-06-30
XENOPORT INC
filed 2012-08-08
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Total number of shares of common stock outstanding as of July 31, 2012: 42,943,849.

XENOPORT, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

XENOPORT, the XenoPort logo, Transported Prodrug and Regnite are trademarks of XenoPort, Inc.

Horizant is a registered trademark of GlaxoSmithKline.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands, except per share amount)
Current assets:
Cash and cash equivalents	$21,115	$25,386
Short-term investments	60,633	69,056
Prepaids and other current assets	3,077	3,010

Total current assets	84,825	97,452
Property and equipment, net	2,631	3,921
Restricted investments and other assets	2,232	2,663

Total assets	$89,688	$104,036

Current liabilities:
Accounts payable	$790	$1,032
Accrued compensation	4,086	4,176
Accrued restructuring charges	1,527	1,627
Accrued preclinical and clinical costs	2,607	4,433
Other accrued liabilities	1,003	747
Deferred revenue	1,515	1,515

Total current liabilities	11,528	13,530
Accrued restructuring charges	276	1,103
Deferred revenue	13,510	14,268
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 and 60,000 shares authorized; 35,864 and 35,515 shares issued and outstanding, at June 30, 2012 and December 31, 2011, respectively	36	35
Additional paid-in capital	502,224	495,902
Accumulated other comprehensive income (loss)	3	(16)
Accumulated deficit	(437,889)	(420,786)

Total stockholders’ equity	64,374	75,135

Total liabilities and stockholders’ equity	$89,688	$104,036

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues:
Net revenue from unconsolidated joint operating activities	$10,000	$30,000	$10,000	$30,000
Collaboration revenue	379	7,379	10,758	7,758

Total revenues	10,379	37,379	20,758	37,758

Operating expenses:
Research and development	10,804	9,904	22,982	19,758
Selling, general and administrative	7,589	8,075	14,989	15,826

Total operating expenses	18,393	17,979	37,971	35,584

Income (loss) from operations	(8,014)	19,400	(17,213)	2,174
Interest income	55	55	110	125

Net income (loss)	(7,959)	19,455	(17,103)	2,299
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	7	(7)	19	34

Comprehensive income (loss)	$(7,952)	$19,448	$(17,084)	$2,333

Basic net income (loss) per share	$(0.22)	$0.55	$(0.48)	$0.07

Diluted net income (loss) per share	$(0.22)	$0.55	$(0.48)	$0.06

Shares used to compute basic net income (loss) per share	35,794	35,400	35,712	35,336

Shares used to compute diluted net income (loss) per share	35,794	35,635	35,712	35,665

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Operating activities
Net income (loss)	$(17,103)	$2,299
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,308	1,612
Accretion of investment discounts and amortization of investment premiums, net	506	308
Stock-based compensation expense	6,323	7,469
Changes in assets and liabilities:
Prepaids and other current and noncurrent assets	364	(45)
Accounts payable	(242)	1,412
Accrued compensation	(90)	413
Accrued restructuring charges	(927)	—
Accrued preclinical and clinical costs	(1,826)	(2,980)
Other accrued liabilities	256	(499)
Deferred revenue	(758)	(758)

Net cash provided by (used in) operating activities	(12,189)	9,231

Investing activities
Purchases of investments	(53,746)	(76,136)
Proceeds from maturities of investments	61,682	90,485
Change in restricted investments	—	(3)
Purchases of property and equipment	(18)	—

Net cash provided by investing activities	7,918	14,346

Financing activities
Net cash used in issuance of common stock and exercise of stock options	—	(70)

Net cash used in financing activities	—	(70)

Net increase (decrease) in cash and cash equivalents	(4,271)	23,507
Cash and cash equivalents at beginning of period	25,386	23,192

Cash and cash equivalents at end of period	$21,115	$46,699

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Nature of Operations

XenoPort, Inc., or the Company, was incorporated in the state of Delaware on May 19, 1999. The Company is a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates for the potential treatment of neurological disorders. The Company’s innovative product and product candidates are prodrugs that are typically created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct limitations in the oral absorption, distribution and/or metabolism of the parent drug. The Company intends to focus its development and commercialization efforts on potential treatments of diseases with significant unmet medical needs, with an emphasis on neurological disorders. The Company’s marketed product and each of its product candidates are orally available, patented or patentable molecules that address potential markets with clear unmet medical needs. The Company’s facilities are located in Santa Clara, California.

Basis of Preparation

The accompanying financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2012 and comprehensive income (losses) for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, is the single source of authoritative U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 29, 2012.

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

The provisions of Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, which is included within the Codification as Revenue Recognition-Multiple Element Arrangements, will be applied by the Company to revenue arrangements entered into, or materially modified, beginning January 1, 2011. Under the provisions of ASU 2009-13, the Company will no longer rely on objective and reliable evidence of the fair value of the elements in a revenue arrangement in order to separate a deliverable into a separate unit of accounting, and the use of the residual method has been eliminated. The Company will instead use a selling price hierarchy for determining the selling price of a deliverable, which will be used to determine the allocation of consideration to each unit of accounting under an arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. As of June 30, 2012, the Company had not applied the provisions of ASU 2009-13 to any of its revenue arrangements as the Company had not entered into any new, or materially modified any of its existing, revenue arrangements in 2011 or 2012. Therefore, there was no material impact on the Company’s financial position or results of operations from adopting ASU 2009-13. However, the provisions of ASU 2009-13 could have a material impact on the revenue recognized from any collaboration agreements that the Company enters into, or materially modifies, in future periods.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The provisions of ASU 2010-17, Milestone Method of Revenue Recognition, or ASU 2010-17, which is included within the Codification as Revenue Recognition-Milestone Method, are being applied by the Company on a prospective basis for milestones achieved starting in 2011. The adoption of ASU 2010-17 did not have a material impact on the Company’s financial position or results of operations as of June 30, 2012, and the provisions of ASU 2010-17 are not expected to have a material impact on the revenue recognized from any existing collaboration agreements.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The Company applies the market approach valuation technique for fair value measurements on a recurring basis and attempts to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. All of the Company’s cash equivalents and short-term investments are measured using inputs classified at Level 1 or Level 2 within the fair value hierarchy. Level 1 inputs are quoted prices in active markets for identical assets. Level 2 inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and market reference data.

Nonretirement Postemployment Benefits

On May 31, 2012, the Company adopted the XenoPort Amended and Restated 2012 Severance Plan, or the 2012 Severance Plan, for the benefit of the Company’s non-executive employees. Under the terms of the 2012 Severance Plan, a non-executive employee terminated by the Company because of elimination of his or her position is eligible to receive continuation of medical insurance under COBRA and specified severance payments based on the employee’s level and years of service with the Company. The Company accounts for employee termination benefits in accordance with the provisions of the Compensation-Nonretirement Postemployment Benefits topic of the Codification and records employee termination liabilities once they are both probable and estimable for severance provided under the Company’s existing severance program.

On June 4, 2012, the Company implemented a reduction in force due to the Company completing certain work projects on its development programs. As a result, the Company recorded severance benefits charges of $1,233,000 in the three months ended June 30, 2012, which are primarily included in the “Research and development” line of the “Operating expenses” section of the Company’s statements of comprehensive income (loss). As of June 30, 2012, the associated liability balance, included within “Accrued compensation” on the Company’s balance sheets, was $1,212,000.

2. Collaboration Agreements

Astellas Pharma Inc.

In December 2005, the Company entered into an agreement in which it licensed to Astellas exclusive rights to develop and commercialize gabapentin enacarbil in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. The Company received an initial license payment of $25,000,000 in December 2005, which has been deferred and is being recognized on a straight-line basis over the period that the Company expects to remain obligated to provide services. In addition, as of June 30, 2012, the Company was eligible to receive potential total payments of $60,000,000 upon the occurrence of additional clinical and regulatory events, of which $40,000,000 had been received and recognized through June 30, 2012. The remaining $20,000,000 of potential payments payable under this agreement entail no performance obligation on the part of the Company and are tied solely to the regulatory success of additional indications, and, accordingly, these payments will not be accounted for under the provisions of ASU 2010-17. The Company is also entitled to receive high-teen royalties on net sales of gabapentin enacarbil (known as Regnite in Japan) in the Astellas territory, if any. In January 2012, the Japanese Ministry of Health, Labor and Welfare, or MHLW, approved Astellas’ new drug application, or NDA, for the use of Regnite in Japan as a treatment for patients with moderate-to-severe primary restless legs syndrome, or RLS, and Astellas initiated sales in Japan in July 2012. In the three and six months ended June 30, 2012, the Company recognized revenue of $379,000 and $758,000, respectively, representing amortization of the up-front license payment under this agreement. In the six months ended June 30, 2012, the Company also recognized a $10,000,000 milestone payment in connection with the approval of Regnite in Japan. In the three and six months ended June 30, 2011, the Company recognized revenue of $7,379,000 and $7,758,000, respectively, representing amortization of the up-front license payment under this agreement and recognition of a $7,000,000 milestone payment in connection with the U.S. Food and Drug Administration, or FDA, approval of gabapentin enacarbil for the treatment of RLS in adults. As of June 30, 2012, the Company had recognized an aggregate of $49,975,000 of revenue pursuant to this agreement. At June 30, 2012, $15,025,000 of revenue was deferred under this agreement, of which $1,515,000 was classified within current liabilities and the remaining $13,510,000 was recorded as a noncurrent liability. In addition, the agreement allows Astellas to request that the Company conduct development activities and required Astellas to source all drug product and both clinical and commercial supplies of the active pharmaceutical ingredient, or API, form of gabapentin enacarbil from the Company under a specified supply agreement. In October 2009, all of the Company’s remaining manufacturing or supply obligations to Astellas for gabapentin enacarbil API or finished drug product ceased. The Company remains obligated to provide certain services as originally specified in the December 2005 agreement.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Glaxo Group Limited

In February 2007, the Company entered into an exclusive collaboration agreement with GSK to develop and commercialize gabapentin enacarbil, known in the United States by the trade name Horizant (gabapentin enacarbil) Extended-Release Tablets, in all countries of the world excluding the Astellas territory. In November 2010, the Company amended and restated its collaboration agreement with GSK, pursuant to which the Company reacquired all rights to gabapentin enacarbil outside of the United States previously granted to GSK (which excludes the Astellas territory) and obtained the right, but not the obligation, to pursue development of Horizant for: (i) the potential treatment of diabetic peripheral neuropathy; (ii) the potential treatment of postherpetic neuralgia, or PHN, to the extent that a product label would reflect a superiority claim over a currently approved drug; and (iii) any additional indications in the United States. In April 2011, the FDA approved Horizant for the treatment of RLS in adults. Shipments of Horizant to wholesalers commenced in June 2011, and Horizant was commercially launched in July 2011. A contingent payment of $30,000,000 was received and fully recognized in June 2011 in connection with the first shipment of Horizant to a wholesaler. In June 2012, the FDA approved Horizant for the management of PHN in adults. Under the collaboration agreement, GSK remains responsible for further development and regulatory matters with respect to Horizant and manufacturing and commercialization of Horizant in the United States for all indications. In January 2012, the Company provided a notice of dispute and notice of breach and termination, or the Notice, to GSK, and in February 2012, both GSK and the Company initiated legal proceedings related to the collaboration agreement (see Note 7 for more information).

In March 2007, GSK made an up-front, non-refundable license payment of $75,000,000. Under the terms of the amended and restated collaboration agreement, the Company is eligible to receive a total of $312,500,000 in aggregate clinical and regulatory event-based potential payments, of which $130,000,000 has been received and fully recognized through June 30, 2012, including $10,000,000 received and fully recognized in June 2012 in connection with the first commercial sale of Horizant for the management of PHN in adults. Of the remaining $182,500,000, the Company has determined that payments aggregating $67,500,000 relate to events that, for revenue recognition purposes, are considered substantive milestones, and each of these payments will therefore be recognized as revenue in its entirety if, and when, the events are achieved. These potential payments consist of $10,000,000 relating to achievement of positive results from clinical trials and $57,500,000 relating to the achievement of certain regulatory milestones, such as the first filing of an NDA for product approval for a given indication in the United States. The remaining potential payments payable under this collaboration agreement entail no performance obligations on the part of the Company and, accordingly, these payments will not be accounted for under the provisions of ASU 2010-17. The Company remains eligible to receive up to $290,000,000 upon the achievement of specified sales levels. The Company concluded that the up-front license payment did not have value to GSK on a stand-alone basis without the benefit of the specified development activities that the Company performed in connection with Horizant and that the $85,000,000 of milestones paid for clinical trial and pre-clinical activities were either not sufficiently substantive or not sufficiently at risk to be accounted for using the “when-earned” model. Accordingly, these milestones and the up-front payment were combined into one unit of accounting that was recognized over the best estimate of the development period to commercialization of the product, during which time delivery of substantially all of the efforts required for the completion of the Company’s contractual responsibilities under the GSK agreement has occurred, and the Company has determined that no additional performance obligations resulted from the amended agreement. As of June 30, 2012, the Company had recognized an aggregate of $205,000,000 of up-front license, milestone and contingent event-based payments pursuant to this agreement and no revenue was deferred under this agreement.

The Company exercised its right to the co-promotion arrangement in April 2009, under which all allowable expenses and sales of Horizant are accounted for using a joint profit and loss, or P&L, statement, in which the Company and GSK share in the resulting operating pre-tax profits and losses. Under the amended and restated collaboration agreement, the Company’s participation in the co-promotion and joint P&L arrangements remains unchanged, except that the Company can delay the deployment of its sales force for up to three years following the April 2011 approval of Horizant in the United States and the Company’s share of losses from the joint P&L will be forgiven up to a maximum of $10,000,000. The Company’s payment of its share of additional losses, if any, would be deferred and payable without interest over a four-year period following the first quarter in which the joint P&L is profitable. GSK is responsible for: establishing pricing and reimbursement; creating promotional and advertising materials; managed care contracting; receiving, accepting and filling orders; distributing; controlling invoicing, order processing and collecting accounts receivable; and recording sales of Horizant in the United States. Expenses that can be charged to the joint P&L statement are the cost of goods and certain costs directly related to Horizant marketing and sales. Sales and marketing expenses of Horizant that the Company incurs that are not charged to the joint P&L statement are classified as selling, general and administrative operating expenses within the Company’s statements of comprehensive income (loss). The Company has concluded that under the original and amended agreements, the potential detail of Horizant and the amount from the joint P&L statement together constitute one unit of accounting separate from the previously established milestone and up-front payment unit of accounting. The Company also has determined the commercialization of its portfolio of product candidates to be part of its core operations, and accordingly concluded that all revenue resulting from the Company’s GSK collaboration agreement is presented in the net revenue from unconsolidated joint operating activities line item in the revenues section of the statements of comprehensive income (loss) in the period the related activities occur. No detailing activities were performed by the Company and therefore, no detail reimbursements were recognized in the three and six months ended June 30, 2012 and 2011.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

3. Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period without consideration for potential common shares. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period plus any dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, outstanding restricted stock units, options to purchase stock and warrants are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(7,959)	$19,455	$(17,103)	$2,299
Denominator:
Weighted-average common shares outstanding	35,794	35,400	35,712	35,336

Denominator for basic net income (loss) per share	35,794	35,400	35,712	35,336

Dilutive effect of:
Restricted stock units and options to purchase common stock	—	235	—	329
Warrants outstanding	—	—	—	—

Denominator for diluted net income (loss) per share	35,794	35,635	35,712	35,665

Basic net income (loss) per share	$(0.22)	$0.55	$(0.48)	$0.07

Diluted net income (loss) per share	$(0.22)	$0.55	$(0.48)	$0.06

Outstanding securities at period end not included in the computation of diluted net income (loss) per share as they had an anti-dilutive effect:
Restricted stock units and options to purchase common stock	6,255	4,940	6,255	4,945
Warrants outstanding	283	305	283	305

	6,538	5,245	6,538	5,250

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2012:
Cash	$1,499	$—	$—	$1,499
Money market funds	14,616	—	—	14,616
U.S. government-sponsored agencies	7,247	—	(1)	7,246
Corporate debt securities	58,383	21	(17)	58,387
Certificates of deposit	1,954	—	—	1,954

	$83,699	$21	$(18)	$83,702

Reported as:
Cash and cash equivalents				$21,115
Short-term investments				60,633
Restricted investments				1,954

				$83,702

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2011:
Cash	$2,941	$—	$—	$2,941
Money market funds	18,027	—	—	18,027
U.S. government-sponsored agencies	28,909	3	(1)	28,911
Corporate debt securities	44,581	10	(28)	44,563
Certificates of deposit	1,954	—	—	1,954

	$96,412	$13	$(29)	$96,396

Reported as:
Cash and cash equivalents				$25,386
Short-term investments				69,056
Restricted investments				1,954

				$96,396

At June 30, 2012 and December 31, 2011, the contractual maturities of all investments held were less than one year.

No gross realized gains or losses were recognized in the three or six months ended June 30, 2012 or in the same periods in 2011.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value on a recurring basis and are classified at the following fair value hierarchy (see Note 1 for the Company’s accounting policy on measuring fair value of financial instruments) (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$14,616	$14,616	$—	$—
U.S. government-sponsored agencies	7,246	—	7,246	—
Corporate debt securities	58,387	—	58,387	—

Total	$80,249	$14,616	$65,633	$—

		Fair Value Measurements at Reporting Date Using
Description	Total as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$18,027	$18,027	$—	$—
U.S. government-sponsored agencies	28,911	—	28,911	—
Corporate debt securities	44,563	—	44,563	—

Total	$91,501	$18,027	$73,474	$—

5. Stock-Based Compensation

Details of the Company’s employee non-cash stock-based compensation were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Research and development	$993	$1,279	$2,108	$2,786
Selling, general and administrative	1,969	2,277	4,215	4,683

	$2,962	$3,556	$6,323	$7,469

6. Restructuring

In December 2011, as part of the Company’s ongoing evaluation of its facilities requirements in light of future plans and in connection with the permanent cease use of the leased office space in a building at 3400 Central Expressway, Santa Clara, California, the Company recorded restructuring charges of $2,923,000 in accordance with the Exit or Disposal Cost Obligations topic of the Codification, which were included on a separate line in the Company’s statements of comprehensive loss for the year ended December 31, 2011. The restructuring charges consisted of $2,476,000 of facility-related charges and $447,000 of property and equipment write-offs. As of June 30, 2012, the Company expected to make all cash payments associated with this action by August 2013, which coincides with the end of the lease term for the office space. In the three and six months ended June 30, 2012, the Company made cash payments of $529,000 and $927,000, respectively. At June 30, 2012 and December 31, 2011, the liability balance, included as “Accrued restructuring charges” on the balance sheets, was $1,803,000 and $2,730,000, respectively, of which $1,527,000 and $1,627,000, respectively, was classified within current liabilities and the remaining $276,000 and $1,103,000, respectively, was recorded as a noncurrent liability.

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

8. Subsequent Event

On July 30, 2012, the Company completed an underwritten public offering of 7,076,922 shares of its common stock at a price to the public of $6.50 per share, including 923,076 shares representing the exercise in full of the over-allotment option granted to the underwriters. Estimated net cash proceeds from the public offering were approximately $43,000,000, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.

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

Overview

We are a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates for the potential treatment of neurological disorders. Our innovative product and product candidates are prodrugs that are typically created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct limitations in the oral absorption, distribution and/or metabolism of the parent drug. We intend to focus our development and commercialization efforts on potential treatments of diseases with significant unmet medical needs, with an emphasis on neurological disorders. Our marketed product and each of our product candidates are orally available, patented or patentable molecules that address potential markets with clear unmet medical needs.

Our first product is approved in the United States, where it is known as Horizant (gabapentin enacarbil) Extended-Release Tablets, and in Japan, where it is known as Regnite (gabapentin enacarbil) Extended-Release Tablets. Glaxo Group Limited, or GSK, holds commercialization rights and certain development rights for Horizant in the United States. Gabapentin enacarbil is licensed to Astellas Pharma Inc. in Japan and five other Asian countries.

Horizant has been approved by the U.S. Food and Drug Administration, or FDA, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults and for the management of postherpetic neuralgia, or PHN, in adults. Restless legs syndrome, also known as Willis-Ekbom Disease, is a neurological disorder characterized by an urge to move the legs, usually caused or accompanied by uncomfortable and unpleasant sensations in the legs. PHN is a neuropathic (nerve) pain syndrome that can follow the healing of an outbreak of herpes zoster, commonly known as shingles. Regnite has been approved by the Japanese Ministry of Health, Labor and Welfare, or MHLW, as a treatment for patients with RLS, and Astellas initiated sales in Japan in July 2012. We are entitled to receive percentage-based high-teen royalties on net sales of Regnite in Japan.

GSK recorded $1.6 million and $2.9 million of net sales of Horizant for the three and six months ended June 30, 2012, respectively. Under our collaboration agreement with GSK, all allowable expenses and sales of Horizant are accounted for using a joint profit and loss, or P&L, statement, in which we and GSK share in the resulting operating pre-tax profits and losses. Our share of losses from the joint P&L will be forgiven up to a maximum of $10.0 million, of which approximately $8.3 million had been forgiven through June 30, 2012. The payment of our share of additional losses, if any, would be deferred and payable without interest over a four-year period of time following the first quarter in which the joint P&L is profitable. GSK is responsible for the development, including post-marketing commitments, of Horizant for RLS and PHN in the United States.

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

On February 23, 2012, GSK filed a complaint, or the GSK Complaint, in the United States District Court for the District of Delaware naming us and other unspecified individuals as defendants. Pursuant to the GSK Complaint, GSK is seeking declaratory judgment that it is not in breach of the collaboration agreement and that we do not have the right to terminate the collaboration agreement as a result of GSK’s performance under the agreement to date. Following the expiration of the contractually specified period of time for resolution of the dispute by the requisite officers of the parties, on February 24, 2012, we filed a complaint, or the XenoPort Complaint, in the Superior Court of the State of California in the County of Santa Clara against GSK and its affiliates, GlaxoSmithKline LLC and GlaxoSmithKline Holdings (Americas) Inc., for breach of contract, fraud, breach of fiduciary duty, breach of the covenant of good faith and fair dealing and unfair competition. Pursuant to the XenoPort Complaint, in addition to injunctive and equitable relief, we are seeking damages for lost profits, damage to the value of Horizant and unattained royalties and milestone payments in an amount to be proven at trial, as well as punitive damages and restitution. In March 2012, GSK removed the proceeding in California to the United States District Court for the Northern District of California, which we are opposing. In April 2012, with GSK’s legal action challenging our right to terminate the collaboration agreement pending, we provided notice to GSK that, although we believe that GSK’s material breaches of its material obligations under the collaboration agreement are ongoing and we reserve the right to terminate the collaboration agreement in the future and exercise all rights in connection with such termination under the collaboration agreement, we were not terminating the collaboration agreement effective April 24, 2012 and that the collaboration agreement remains in effect at this time.

We believe that we have meritorious claims and defenses and intend to defend the GSK Complaint, and prosecute the XenoPort Complaint, vigorously. However, we cannot predict the outcome of the litigation related to the GSK Complaint and the XenoPort Complaint, when or if the collaboration agreement will be terminated or the ultimate timing or terms of any termination of the agreement, any resolution of the dispute or any reversion of the commercialization rights to Horizant to us. In addition, we expect to incur substantial legal fees and costs in connection with this litigation, and may not prevail in either of these legal proceedings. If our collaboration agreement with GSK is terminated, we may not be entitled to any further milestone and contingent event-based payments, royalties or joint P&L loss forgiveness or deferral, and we could be responsible for the cost of additional Horizant commercialization and development activities, including post-marketing commitments, which could accelerate our need for additional capital.

We are evaluating our lead product candidate, arbaclofen placarbil, or AP, as a potential treatment for patients with spasticity. We are conducting a pivotal Phase 3 clinical trial under a Special Protocol Assessment, or SPA, with the FDA, for AP as a potential treatment for spasticity in patients with multiple sclerosis, or MS. If a positive outcome from this trial is achieved, along with supportive data from certain additional planned studies, we intend to submit a new drug application, or NDA, with the FDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, as amended, or FDCA. Section 505(b)(2) of the FDCA allows reference to published literature and/or the FDA’s previous finding of safety and effectiveness for baclofen, a drug that has been approved by the FDA for the alleviation of signs and symptoms of spasticity in individuals with MS and may also be of some value in patients with spinal cord injuries and other spinal cord diseases. We anticipate that top-line results of the pivotal Phase 3 clinical trial will be available in the first quarter of 2013. In addition, among other studies that are intended to be part of a potential NDA filing, we are conducting a six-month, open-label, safety clinical trial of AP for subjects who complete the 13-week pivotal Phase 3 efficacy trial. Based on discussions with the FDA, we intend to modify the open-label safety trial in an effort to ensure that our development program for AP meets the patient exposure requirements previously established with the FDA. As such, the protocol for the open-label safety trial will be modified to allow patients to directly enter the trial without prior participation in the pivotal Phase 3 trial and be dosed for up to nine months.

We are evaluating our second product candidate, XP21279, for the potential treatment of patients with advanced idiopathic Parkinson’s disease. In 2011, we completed a Phase 2 clinical trial of patient-optimized doses of a bi-layer tablet of XP21279/carbidopa compared to patient-optimized doses of Sinemet (levodopa/carbidopa) in patients with Parkinson’s disease who experience motor fluctuations. Results of the pharmacokinetic analysis from the trial showed that subjects had significantly higher variation in levodopa blood levels over a 16-hour time period while taking Sinemet as compared to XP21279/carbidopa. However, in the primary analysis of the trial, the improvement with XP21279/carbidopa dosed three times per day was not statistically better than the improvement seen with optimized Sinemet dosed four or five times per day during the double-blind phase of the trial. We have discussed the results of this trial with key experts in Parkinson’s disease and with the FDA. We recently conducted an End-of-Phase 2 meeting with the FDA in which we received feedback that a proposed development program for XP21279 could support an NDA submission under Section 505(b)(2) of the FDCA. Based on our discussions with the FDA, we believe that a single, pivotal, Phase 3 clinical trial comparing optimized doses of XP21279 to Sinemet, along with an open-label safety study, could form the basis for an NDA submission as a potential treatment for advanced idiopathic Parkinson’s disease. The FDA provided specific guidance on the proposed design of the pivotal trial and confirmed that efficacy and safety data from this study could be included in the product label. We plan to continue development of XP21279 to the extent our resources permit or we enter into a collaboration with a third party.

We are developing our third product candidate, XP23829, for the potential treatment of relapsing-remitting MS, or RRMS. XP23829 is a patented prodrug of monomethyl fumarate, or MMF. MMF is a molecule that appears to have anti-inflammatory properties and the potential to modulate cellular responses to oxidative stress. We filed an investigational new drug application, or IND, with the Division of Neurology Products of the FDA to initiate human clinical trials in the second quarter of 2012. In July 2012, we initiated our first Phase 1 clinical trial, which is a randomized, double-blind, two-period crossover, food effect comparison clinical trial of XP23829 in healthy adults. Approximately 60 subjects will be assigned to one of five cohorts with each cohort receiving one of four different formulations of XP23829 or placebo. Subjects will receive a single dose of XP23829 or placebo in both fasted and fed states in randomized order. The trial will assess the blood levels of XP23829, its active metabolite, MMF, and other potential metabolites, as well as assess the safety and tolerability of XP23829. The four XP23829 formulations will include one immediate-release formulation and three extended-release formulations that are designed for possible once-a-day dosing of XP23829. We have also evaluated XP23829 in preclinical animal models of psoriasis. In addition, in July 2012, we announced that we were awarded a grant from The Michael J. Fox Foundation to support preclinical studies to explore XP23829 for its ability to protect against neurodegeneration in experimental preclinical models of Parkinson’s disease.

In addition to our collaboration agreements with GSK for Horizant and with Astellas for Regnite, we plan to enter into other agreements with pharmaceutical companies for our product candidates: (1) when access to a primary care physician sales force is necessary to maximize the commercial potential of our product candidates in the United States; (2) for the development and commercialization of our product candidates outside the United States; or (3) to develop and commercialize product candidates that fall outside our core focus or our core development capabilities.

We believe that our existing capital resources, which include the net proceeds of our public offering completed in July 2012, together with interest thereon, will be sufficient to meet our projected operating requirements into the first quarter of 2014. However, we have based our estimate of cash sufficiency on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Results of Operations

Three and Six Months Ended June 30, 2012 and 2011

Revenues

Our collaboration revenue consisted of the recognition of revenues from up-front and milestone payments from our collaboration with Astellas. Our net revenue from unconsolidated joint operating activities consisted of the recognition of revenues from up-front, milestone and contingent event-based payments and the recognition of our share of operating losses resulting from our election to co-promote Horizant in the United States with GSK. In connection with the amendment and restatement of our collaboration agreement with GSK in November 2010, our share of operating losses is forgiven up to a maximum of $10.0 million, of which approximately $8.3 million had been forgiven through June 30, 2012. Pursuant to the agreement, GSK is responsible for recording sales of Horizant in the United States. For the three and six months ended June 30, 2012, net sales in the United States of Horizant as recorded by GSK were $1.6 million and $2.9 million, respectively.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands, except percentages)
Net revenue from unconsolidated joint operating activities	$10,000	$30,000	$(20,000)	(67)%	$10,000	$30,000	$(20,000)	(67)%
Collaboration revenue	379	7,379	(7,000)	(95)%	10,758	7,758	3,000	39%

Total revenues	$10,379	$37,379	$(27,000)	(72)%	$20,758	$37,758	$(17,000)	(45)%

The decrease in net revenue from unconsolidated joint operating activities for the three and six months ended June 30, 2012 compared to the same periods in 2011 was due to the recognition of a $30.0 million contingent payment from GSK in connection with the first shipment of Horizant to a wholesaler in 2011, offset by the recognition of a $10.0 million contingent payment from GSK in connection with the first commercial sale of Horizant for the management of PHN in adults in 2012.

The decrease in collaboration revenue for the three months ended June 30, 2012 compared to the same period in 2011 was due to the recognition of a $7.0 million milestone payment from Astellas in connection with the Horizant FDA approval in 2011.

The increase in collaboration revenue for the six months ended June 30, 2012 compared to the same period in 2011 was due to the recognition of a $10.0 million milestone payment from Astellas in connection with the approval of Regnite in Japan in 2012, offset by the recognition of a $7.0 million milestone payment from Astellas in connection with the Horizant FDA approval in 2011.

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

Research and Development Expenses

Research and development expenses consisted of costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. As a result of our focus on advancement of our later-stage product candidates and in order to reduce expenses, we eliminated our discovery research efforts in 2010. Total “Research and development” expenses reflected the consolidation of “Research” and “Preclinical and clinical development” costs for the three and six months ended June 30, 2011.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands, except percentages)
Research and development	$10,804	$9,904	$900	9%	$22,982	$19,758	$3,224	16%

The increase in research and development expenses in the three months ended June 30, 2012 compared to the same period in 2011 was principally due to the following:

•	increased net costs for AP of $0.6 million primarily due to increased clinical costs; and

•	increased net personnel costs of $1.2 million primarily due to severance benefits charges; partially offset by

•	decreased net costs for XP21279 of $0.8 million primarily due to decreased clinical costs.

The increase in research and development expenses in the six months ended June 30, 2012 compared to the same period in 2011 was principally due to the following:

•	increased net costs for AP of $2.6 million primarily due to increased clinical costs;

•	increased net costs for XP23829 of $1.2 million primarily due to increased manufacturing and toxicology costs; and

•	increased net personnel costs of $1.1 million primarily due to increased severance benefits charges; partially offset by

•	decreased net costs for XP21279 of $1.1 million primarily due to decreased clinical costs; and

•	decreased office and facilities overhead costs of $0.6 million.

We expect our research and development expenses to increase in 2012 compared to 2011 levels primarily due to the AP Phase 3 spasticity program. The timing and amount of research and development expenses incurred will primarily depend upon the extent of current or future clinical trials for AP, as well as the expenses associated with our development organization, regulatory requirements, advancement of our other development programs and product candidate manufacturing costs.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands, except percentages)
Selling, general and administrative	$7,589	$8,075	$(486)	(6)%	$14,989	$15,826	$(837)	(5)%

The decrease in selling, general and administrative expenses in the three and six months ended June 30, 2012 compared to the same periods in 2011 was principally due to decreased office and facilities and personnel costs, partially offset by increased professional fees.

We expect increases in selling, general and administrative expenses in 2012 compared to 2011 levels. Pursuant to our amended and restated collaboration agreement with GSK, we have up to three years to deploy a sales force following the April 2011 approval of Horizant in the United States. The timing and amount of selling, general and administrative expenses incurred will primarily depend upon if or when we deploy such sales force in support of the commercialization of Horizant for RLS and/or PHN, whether in the co-promotion arrangement with GSK or if the commercialization rights to Horizant revert to us.

Interest Income

Interest income consisted primarily of interest earned on our cash equivalents and short-term investments.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands, except percentages)
Interest income	$55	$55	—	—	$110	$125	$(15)	(12)%

Our interest income in the three and six months ended June 30, 2012 remained relatively constant compared to the same periods in 2011.

Liquidity and Capital Resources

	As of June 30, 2012	As of December 31, 2011
	(In thousands)
Cash and cash equivalents and short-term investments	$81,748	$94,442
Working capital	73,297	83,922
Restricted investments	1,954	1,954

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash provided by (used in):
Operating activities	$(12,189)	$9,231
Investing activities	7,918	14,346
Financing activities	—	(70)
Capital expenditures (included in investing activities above)	18	—

Due to our significant research and development expenditures, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our equity securities, non-equity payments from our collaborators and interest earned on investments. At June 30, 2012, we had available cash and cash equivalents and short-term investments of $81.7 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including corporate debt securities, investments backed by U.S. government-sponsored agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash provided by (used in) operating activities was $(12.2) million and $9.2 million in the six months ended June 30, 2012 and 2011, respectively. The net cash used in operating activities in the six months ended June 30, 2012 primarily reflected our net loss, partially offset by non-cash stock-based compensation. The net cash provided by operating activities in the six months ended June 30, 2011 primarily reflected our net income and non-cash stock-based compensation.

Net cash provided by investing activities in both periods primarily reflected the timing of proceeds from maturities of investments and purchases of investments.

We believe that our existing capital resources, which include the net proceeds of our public offering completed in July 2012, together with interest thereon, will be sufficient to meet our projected operating requirements into the first quarter of 2014. We have based our estimate of cash sufficiency on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential milestone, contingent event-based, profit sharing and future royalty payments that we are eligible to receive under our collaboration agreements. If our collaboration agreement with GSK is terminated, we may not be entitled to any further milestone and contingent event-based payments, royalties or joint P&L loss forgiveness or deferral, and we could be responsible for the cost of additional Horizant commercialization and development activities, including post-marketing commitments, which could accelerate our need for additional capital. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our marketed product and product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the timing and amount of our share of operating losses from Horizant;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from Horizant, Regnite and our other potential products;

•	the timing of any milestone and contingent event-based payments under our collaborative arrangements;

•	the costs and expenses associated with the litigation proceedings related to GSK;

•	if we establish a sales force, the timing and costs of our establishment of a sales force to support our co-promotion of Horizant for the treatment of RLS and the management of PHN;

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

Contractual Obligations

Our future contractual obligations at June 30, 2012 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating lease obligations	$4,511	$3,780	$731	$—	$—

Operating lease obligations do not assume the exercise by us of any termination or extension options.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2012, we had cash and cash equivalents and short-term investments of $81.7 million consisting of cash and highly liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amounts of $1.8 million and $0.1 million during the six months ended June 30, 2012 and 2011, respectively, to this European contract manufacturer. We are subject to exposure to fluctuations in foreign exchange rates in connection with agreements with this European contract manufacturer. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2012, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) were effective.

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

Following the expiration of the contractually specified period of time for resolution of the dispute by the requisite officers of the parties, on February 24, 2012, we filed a complaint, or the XenoPort Complaint, in the Superior Court of the State of California in the County of Santa Clara against GSK and its affiliates, GlaxoSmithKline LLC and GlaxoSmithKline Holdings (Americas) Inc., for breach of contract, fraud, breach of fiduciary duty, breach of the covenant of good faith and fair dealing and unfair competition. Pursuant to the XenoPort Complaint, in addition to injunctive and equitable relief, we are seeking damages for lost profits, damage to the value of Horizant, and unattained royalties and milestone payments in an amount to be proven at trial, as well as punitive damages and restitution. On March 28, 2012, GSK filed a Notice of Removal and removed the California state case to the United States District Court for the Northern District of California. On April 4, 2012, GSK filed motions to dismiss or transfer the case. On April 10, 2012, we filed a motion to remand to state court and for award of costs and fees. On May 18, 2012, GSK’s opposition to our motion to remand was filed and our oppositions to GSK’s motions to dismiss or transfer were filed. On May 25, 2012, the parties’ respective replies were filed. A hearing date was set for June 15, 2012 for consideration of the respective motions, and the judge subsequently vacated the hearing and has taken the various motions under submission without oral argument.

In April 2012, with GSK’s legal action challenging our right to terminate the Agreement pending, we provided notice to GSK that, although we believe that GSK’s material breaches of its material obligations under the agreement are ongoing and we reserve the right to terminate the agreement in the future and exercise all rights in connection with such termination under the agreement, we were not terminating the agreement effective April 24, 2012 and that the agreement remains in effect at this time. We cannot predict how GSK will respond to the notice we provided in April or whether GSK will allege that the notice, including the reservation of rights pursuant thereto, is invalid or unenforceable.

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

Risks Related to Our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never sustain profitability.*

We have a limited operating history and have incurred cumulative losses of $437.9 million since our inception in May 1999 through June 30, 2012, including net income (loss) of $(8.0) million and $19.5 million for the three months ended June 30, 2012 and 2011, respectively, and net income (loss) of $(17.1) million and $2.3 million for the six months ended June 30, 2012 and 2011, respectively. If we decide to establish a sales force or conduct significant development of or achieve regulatory approval of additional product candidates, we may incur significant expenses. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or sustain profitability. Our first product, known in the United States as Horizant (gabapentin enacarbil) Extended-Release Tablets, is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults and for the management of postherpetic neuralgia, or PHN, in adults. Glaxo Group Limited, or GSK, is responsible for promoting Horizant in the United States pursuant to a collaboration agreement with us. Regnite (gabapentin enacarbil) Extended-Release Tablets has been approved by the Japanese Ministry of Health, Labour and Welfare, or MHLW, as a treatment for patients with RLS, and Astellas Pharma Inc. initiated sales of Regnite in Japan in July 2012.

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

Our success depends substantially on the success of Horizant and Regnite, and we currently depend on GSK and Astellas to commercialize Horizant and Regnite, respectively. If GSK and Astellas do not successfully market and sell Horizant and Regnite, we may be unable to generate significant product revenue from Horizant and Regnite.*

GSK commercially launched Horizant in the United States in July 2011. Until such time, if any, as we exercise the right to revert to a net sales royalty under the GSK collaboration agreement, assuming the agreement is not terminated, we are sharing profits and losses from net sales of Horizant. Although we have elected the co-promotion arrangement, we have the right to delay the deployment of our sales force for up to three years following the approval of Horizant in the United States, and our share of losses from the joint profit and loss will be forgiven up to a maximum of $10.0 million. Under the terms of the collaboration agreement, prior to the time that we establish our sales force, GSK remains responsible for the commercialization of Horizant for RLS, PHN and any other indications that may obtain regulatory approval in the United States. We have limited control over the amount and timing of resources that GSK dedicates to the marketing of Horizant. Our ability to generate revenue from our co-promotion and contingent payments from GSK depends on GSK’s ability to achieve market acceptance of, and to otherwise effectively market, Horizant for the treatment of RLS and for the management of PHN. For the three and six months ended June 30, 2012, net sales in the United States of Horizant as recorded by GSK were only $1.6 million and $2.9 million, respectively. We believe that GSK has failed to devote sufficient resources to the commercialization, marketing and distribution of Horizant, including by failing to develop or expand the sales forces necessary for the most effective promotion of Horizant. For example, as part of a restructuring within its organization in 2011, GSK realigned its promotion efforts on Horizant, including reducing the number of territories represented by its neurology-focused sales team primarily promoting Horizant from approximately 500 to 300 territories. In addition, in 2011, GSK announced new corporate policies, including that it would no longer use individual sales targets as a component of compensation for its sales force. In January 2012, we delivered a notice of dispute and notice of breach and termination to GSK, and in February 2012, we and GSK each initiated legal proceedings in connection with the collaboration agreement. We cannot predict the timing or potential resolution of this dispute and the legal proceedings. If our collaboration agreement with GSK is not terminated and GSK does not increase the amount of resources promoting Horizant, the commercial potential of Horizant will be harmed or limited and our business will suffer. In the event that commercialization rights to Horizant revert to us, we may be unable to successfully market and sell Horizant or enter into arrangements with third parties to do so.

In addition, GSK (or we, in the event that commercialization rights to Horizant revert to us) could fail to comply with applicable regulatory guidelines with respect to the marketing and manufacturing of Horizant or with post-marketing commitments or requirements mandated by the FDA, which could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls, total or partial suspension of production and refusal to approve any NDAs. For example, in July 2012, GSK entered into a Corporate Integrity Agreement with the Office of Inspector General of the Department of Health and Human Services, or OIG, in connection with the settlement of a significant investigation by the U.S. and multiple state governments into certain past regulatory, marketing and sales practices of GSK. Heightened regulatory scrutiny due to prior practices, additional restrictions imposed on GSK under the Corporate Integrity Agreement and/or GSK’s policies and procedures adopted as a result of GSK’s negotiations with the OIG in connection with the Corporate Integrity Agreement could limit or prevent GSK’s ability to successfully market and sell Horizant, and we may be unable to generate significant product revenue from Horizant.

Regnite was approved in Japan in January 2012, and Astellas initiated sales of Regnite in Japan in July 2012. We have limited control over the amount and timing of resources that Astellas will dedicate to the marketing of Regnite, and Astellas could fail to commercialize, market and distribute Regnite.

Horizant or Regnite may not achieve significant sales, even if we, GSK or Astellas devote substantial resources to its commercialization. The success of Horizant and Regnite is dependent on a number of factors, which include competition from alternative treatments for RLS and, in the case of Horizant, PHN, including generic treatments in the United States, pricing pressures and whether Horizant and Regnite can obtain sufficient third-party coverage or reimbursement, among other factors that are described below.

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

On February 23, 2012, GSK filed a complaint, or the GSK Complaint, in the United States District Court for the District of Delaware naming us and other unspecified individuals as defendants. Pursuant to the GSK Complaint, GSK is seeking declaratory judgment that it is not in breach of the collaboration agreement and that we do not have the right to terminate the collaboration agreement as a result of GSK’s performance under the agreement to date. Following the expiration of the contractually specified period of time for resolution of the dispute by the requisite officers of the parties, on February 24, 2012, we filed a complaint, or the XenoPort Complaint, in the Superior Court of the State of California in the County of Santa Clara against GSK and its affiliates, GlaxoSmithKline LLC and GlaxoSmithKline Holdings (Americas) Inc., for breach of contract, fraud, breach of fiduciary duty, breach of the covenant of good faith and fair dealing and unfair competition. Pursuant to the XenoPort Complaint, in addition to injunctive and equitable relief, we are seeking damages for lost profits, damage to the value of Horizant and unattained royalties and milestone payments in an amount to be proven at trial, as well as punitive damages and restitution. In March 2012, GSK removed the proceeding in California to the United States District Court for the Northern District of California, which we are opposing. In April 2012, with GSK’s legal action challenging our right to terminate the collaboration agreement pending, we provided notice to GSK that, although we believe that GSK’s material breaches of its material obligations under the collaboration agreement are ongoing and we reserve the right to terminate the collaboration agreement in the future and exercise all rights in connection with such termination under the collaboration agreement, we were not terminating the collaboration agreement effective April 24, 2012 and that the collaboration agreement remains in effect at this time.

We cannot predict the outcome of the litigation related to the GSK Complaint and the XenoPort Complaint, when or if the collaboration agreement will be terminated or the ultimate timing or terms of any termination of the agreement, any resolution of the dispute or any reversion of the commercialization rights to Horizant to us. These lawsuits are subject to inherent uncertainties, including with respect to the timing and ultimate outcome of any resolution, and the actual cost of pursuing or defending these lawsuits will depend upon many unknown factors. Pursuing and defending these legal proceedings is also time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we expect to incur substantial legal fees and costs, and we may not prevail in either of these legal proceedings. In addition, the uncertainty of the litigation could lead to more volatility in our stock price and more uncertainty as to the prospects for Horizant.

If the commercialization rights to Horizant revert to us and we are unable to establish sales, marketing and distribution capabilities to market Horizant, or enter into arrangements with third parties to do so, sales of Horizant and our business will be harmed.*

In the event that product rights to Horizant revert to us, to maximize the market opportunity for Horizant we may need to obtain the assistance of a pharmaceutical company or other entity with a large distribution system and a large direct sales force, or we may need to build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities. We may not be able to enter into such arrangements with third parties in a timely manner or on acceptable terms, or to establish sales, marketing and distribution capabilities of our own. In the event that the commercialization rights to Horizant revert to us, such additional contracting or development of a sales organization could be time-consuming and delay our potential commercialization of Horizant.

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

Our success also depends substantially on our advanced product candidates that are still under development. If we or our collaborative partners are unable to bring any of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be reduced.*

Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of our product candidates. We have initiated a Phase 3 clinical program to evaluate our product candidate, arbaclofen placarbil, or AP (previously known as XP19986), for the potential treatment of spasticity in multiple sclerosis, or MS, patients. Our other product candidates are either in Phase 2 or Phase 1 clinical development. Any of our product candidates could be unsuccessful if it:

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

For example, in March 2011, we announced that we would not be investing further in the development of AP at this time as adjunctive treatment of gastroesophageal reflux disease, or GERD, following completion of a Phase 2 clinical trial of AP that did not demonstrate statistically significant improvements of AP over placebo in the analysis of the primary endpoint. In addition, in December 2011, following our preliminary results of a Phase 2 clinical trial of XP21279 for the potential treatment of patients with Parkinson’s disease who were experiencing motor fluctuations, we announced that we were deferring further investment in the program pending the outcome of discussions with regulatory authorities and availability of resources. Following our End-of-Phase 2 meeting with the FDA in June 2012, we plan to continue development of XP21279 to the extent our resources permit or we enter into a collaboration with a third party. If we or our collaborative partners are unable to make additional product candidates commercially available, we may not be able to generate substantial product revenues, which would adversely affect our business and financial condition. The results of our clinical trials to date do not provide assurance that acceptable efficacy or safety will be shown upon completion of future clinical trials.

If we or our partners are not able to obtain or maintain required regulatory approvals, we or our partners will not be able to commercialize Horizant, Regnite or our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.*

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA and other agencies in the United States and by comparable authorities in other countries. The inability to obtain or maintain FDA approval or approval from comparable authorities in other countries would prevent us and our collaborative partners from commercializing Horizant, Regnite or our product candidates in the United States or other countries. Although Horizant and Regnite have been approved for commercial sale in the United States and Japan, respectively, we or our collaborative partners may never receive regulatory approval for the commercial sale of our product candidates, including AP for the potential treatment of spasticity. In addition, even if a product candidate ultimately receives regulatory approval, the regulatory process may include significant delays that could harm our business. For example, in February 2010, GSK received a Complete Response letter from the FDA in which a preclinical finding of pancreatic acinar cell tumors in rats precluded approval of the Horizant NDA for the treatment of RLS at that time. GSK responded to questions raised by the FDA in the Complete Response letter with an NDA resubmission, which included new data from nonclinical studies of Horizant and two epidemiology studies conducted by GSK exploring gabapentin use and cancer based on the UK General Practice Research Database, as well as a final safety update that provided updated or new safety information on patients in clinical studies who had been treated with Horizant. GSK also amended the NDA from a Section 505(b)(1) to a 505(b)(2) application in order for the FDA to be able to consider published gabapentin nonclinical data in their assessment of Horizant. Horizant subsequently received approval from the FDA in April 2011. However, our business was harmed due to the delay in obtaining approval for Horizant as a treatment for RLS. Moreover, if the FDA requires that any of our products or product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our collaborative partners will be unable to continue or begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our products or product candidates is classified as a controlled substance by the DEA, we or our collaborative partners would have to register annually with the DEA and those products or product candidates would be subject to additional regulation.

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

Additionally, although we had discussions with the FDA in June 2012 regarding the studies required by the FDA to support an NDA submission for XP21279 for the potential treatment of advanced idiopathic Parkinson’s disease, when or if we decide to pursue these studies and the approval of XP21279, the FDA could change their guidance or require additional studies, causing delay or the expenditure of additional resources.

Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials, and we or our collaborative partners may be unable to maintain regulatory approvals for our products. For example, the FDA approval for Horizant for the treatment of RLS included requirements for GSK to conduct a number of post-marketing studies, including a 12-week, double-blind, placebo-controlled efficacy study evaluating 300 mg, 450 mg and 600 mg tablets of Horizant dosed once per day, two simulated driving studies, a drug-drug interaction study with morphine and a cardiovascular safety, or QTc, study. GSK has also agreed to conduct a pediatric program for subjects 13 years and older. The specific protocol submission and trial completion dates for these studies range from April 2011 through July 2024. In the event that rights to Horizant revert to us, we may be responsible for fulfilling the remaining post-marketing study requirements, which could increase our costs and divert management time and resources away from our commercialization efforts or the development of our product candidates. In addition, the FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

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

Although we have reached agreement with the FDA on a Special Protocol Assessment, or SPA, relating to our pivotal Phase 3 clinical trial of AP for the potential treatment of spasticity in patients with MS, this agreement does not guarantee any particular outcome with respect to regulatory review of the pivotal trial or with respect to regulatory approval of AP.

The protocol for the pivotal Phase 3 clinical trial of AP for the potential treatment of spasticity in patients with MS was reviewed by the FDA under the SPA process, which allows for FDA evaluation of a clinical trial protocol intended to form the primary basis of an efficacy claim in support of an NDA and provides an agreement that the study design, including trial size, clinical endpoints and/or data analyses are acceptable to the FDA. Reaching agreement with the FDA on an SPA is not an indication of approvability. Even if we believe that the data from the pivotal Phase 3 clinical trial are supportive, an SPA agreement is not a guarantee of approval, and we cannot be certain that the design of, or data collected from, the pivotal Phase 3 clinical trial will be adequate to demonstrate the safety and efficacy of AP for the potential treatment of spasticity in patients with MS, or will otherwise be sufficient to support FDA or any foreign regulatory approvals. Further, the SPA agreement is not binding on the FDA if public health concerns unrecognized at the time the SPA agreement is entered into become evident, other new scientific concerns regarding product safety or efficacy arise, new drugs are approved in the same indication or if we fail to comply with the agreed upon trial protocols. In addition, the SPA agreement may be changed by us or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from the pivotal Phase 3 clinical trial. As a result, we do not know how the FDA will interpret the parties’ respective commitments under the SPA agreement, how it will interpret the data and results from the pivotal trial or whether AP will receive any regulatory approvals. Therefore, despite the potential benefits of the SPA agreement, significant uncertainty remains regarding the clinical development of and regulatory approval process for AP for the potential treatment of spasticity in patients with MS, and it is possible that we might never receive any regulatory approvals for AP.

We depend on collaborations to complete the development and commercialization of some of our product candidates. These collaborations may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.*

In December 2005, we entered into a collaboration agreement with Astellas for the development and commercialization of gabapentin enacarbil, also known as Regnite, in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. In February 2007, we entered into an exclusive collaboration agreement with GSK to develop and commercialize gabapentin enacarbil (also known by the trade name Horizant (gabapentin enacarbil) Extended-Release Tablets in the United States) worldwide, excluding the Astellas territory. In November 2010, we amended and restated our collaboration agreement with GSK, pursuant to which we reacquired all rights to gabapentin enacarbil outside of the United States previously granted to GSK and obtained the right to pursue development of Horizant for: (i) the potential treatment of diabetic peripheral neuropathy, or DPN; (ii) the potential treatment of PHN, to the extent that a product label would reflect a superiority claim over a currently approved drug; and (iii) any additional indications in the United States. Our collaboration agreement with GSK is currently under dispute and is the subject of pending litigation.

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

•

if we co-promote a product with a collaborator and if we do not receive timely and accurate information from our collaborator regarding sales activities, expenses and resulting operating profits and losses, our estimates at a given point of time could be incorrect and we could be required to record adjustments in future periods or restate our financial results for prior periods;

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

We cannot control the amount and timing of resources that GSK or Astellas devotes to the development or commercialization of Horizant or Regnite, respectively, or their marketing and distribution. In February 2010, GSK announced that it proposed to cease discovery research in certain neuroscience areas, including depression and pain. GSK or Astellas may abandon further development of Horizant or Regnite and may terminate their respective collaboration agreements with us at any time, which could delay or impair the development and commercialization of Horizant or Regnite and harm our business.

If we do not establish collaborations for our product candidates, we will have to alter our development and commercialization plans.*

Our strategy includes selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our product candidates. We intend to do so, especially for indications that involve a large, primary care market that must be served by large sales and marketing organizations or to develop and commercialize product candidates that fall outside our core focus or our core development capabilities. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time consuming to negotiate and document. We may not be able to negotiate additional collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional collaborations because of the numerous risks and uncertainties associated with establishing additional collaborations. If we are unable to negotiate additional collaborations, we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues.

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

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the timing and amount of our share of operating losses from Horizant;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from Horizant, Regnite and our other potential products;

•	the timing of any milestone and contingent event-based payments under our collaborative arrangements;

•	the costs and expenses associated with the litigation proceedings related to GSK;

•	if we establish a sales force, the timing and costs of our establishment of a sales force to support our co-promotion of Horizant for the treatment of RLS and the management of PHN;

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

We believe that our existing capital resources, which include the net proceeds of our public offering completed in July 2012, together with interest thereon, will be sufficient to meet our projected operating requirements into the first quarter of 2014. We have based our cash sufficiency estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential milestone, contingent event-based, profit-sharing and royalty payments that we are eligible to receive under our collaboration agreements. If our collaboration agreement with GSK is terminated, we may not be entitled to any further milestone and contingent event-based payments, royalties or joint P&L loss forgiveness or deferral, and we could be responsible for the cost of additional Horizant commercialization and development activities, including post-marketing commitments, which could accelerate our need for additional capital.

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

For example, in March 2010, as a result of the Complete Response letter that precluded approval of the Horizant NDA for RLS in its form at that time, we implemented a restructuring plan to reduce expenses, focus our resources on advancement of our later-stage product candidates and eliminate our discovery research efforts. In connection with this restructuring, we postponed the commencement of additional clinical trials of AP as a potential treatment for spasticity until 2011 to focus our clinical development resources on the completion of the Phase 2 clinical trial of AP as a potential treatment for GERD. In addition, in January 2012, we suspended clinical development activities for XP21279, to focus our resources on development of our other product candidates.

If our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans, we will not be able to commercialize our product candidates.*

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. A failure of one or more of our clinical trials could occur at any stage of testing. For example, in July 2010, GSK announced top-line results from a 30-week, double-blind, placebo-controlled, Phase 2 clinical trial of Horizant as a potential prophylactic treatment for migraine headaches in which Horizant did not demonstrate a statistically significant improvement on the primary endpoint when compared to placebo. Long-term safety concerns may also prevent the approval of any of our product candidates by a regulatory authority. For example, in February 2010, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats precluded FDA approval of the Horizant NDA for RLS in its form at that time. In addition, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. Further, unfamiliarity with novel patient-reported outcome tools, trial assessments or endpoints or with certain patient populations, including related subject drop-out rates, could result in additional cost, delay or failure of our clinical trials. For example, as part of the first clinical program we have conducted in MS patients, based on our discussions with the FDA and in connection with a higher than expected drop-out rate, we intend to modify our six-month, open-label, safety clinical trial of AP for subjects who complete the 13-week pivotal Phase 3 efficacy trial in an effort to ensure that our development program for AP meets the patient exposure requirements previously established with the FDA. As such, the protocol for the open-label safety trial will be modified to allow patients to directly enter the trial without prior participation in the pivotal Phase 3 trial and be dosed for up to nine months. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process, which could delay or prevent our or our collaborative partners’ ability to commercialize our product candidates, including:

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

Any failure or delay in commencing or completing clinical trials for our product candidates could severely harm our business.*

The commencement and completion of clinical trials for our product candidates may be delayed or terminated as a result of many factors, including:

•	delays in patient enrollment, unanticipated high patient drop-out rates and variability in the number and types of patients available for clinical trials, all of which we have experienced in the past;

•	our inability or the inability of our collaborators or licensees to manufacture or obtain from third parties materials sufficient for use in preclinical studies and clinical trials;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	poor effectiveness of product candidates during clinical trials;

•	unforeseen safety issues or side effects; and

•	governmental or regulatory delays and changes in regulatory requirements, policies and guidelines.

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

An NDA submitted under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act subjects us to the risk that we or a collaborative partner may be subject to a patent infringement lawsuit that would delay or prevent the review and approval of our product candidate.*

Certain product candidates that we develop may be submitted to the FDA for approval under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, as amended, or FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If we receive positive results in our pivotal Phase 3 clinical trial of AP as a potential treatment for spasticity in MS patients, along with supportive data from certain additional studies, we intend to submit an NDA with the FDA under Section 505(b)(2) seeking approval of AP in this indication. The Section 505(b)(2) application would enable us to reference published literature and/or the FDA’s previous finding of safety and effectiveness for baclofen, a drug that has been approved by the FDA for the alleviation of signs and symptoms of spasticity in patients with MS and may also be of some value in patients with spinal cord injuries and other spinal cord diseases. If we develop XP21279 through a positive Phase 3 clinical program, we also could potentially submit an NDA seeking its approval for the treatment of advanced idiopathic Parkinson’s disease under Section 505(b)(2) of the FDCA.

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

Horizant, Regnite or any other products that result from our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues and we may not become profitable. The degree of market acceptance of Horizant, Regnite or any products resulting from our product candidates will depend on a number of factors, including:

•	the ability to offer such products for sale at competitive prices;

•	sufficient third-party coverage or reimbursement for such products;

•	the product labeling required by the FDA, the Japanese MHLW or any other regulatory authorities;

•	demonstration of efficacy and safety in clinical trials;

•	the prevalence and severity of any side effects;

•	potential or perceived advantages over alternative treatments;

•	perceptions about the relationship or similarity between our product candidates and the parent drug upon which each candidate is based;

•	the timing of market entry relative to competitive treatments;

•	relative convenience and ease of administration; and

•	the strength of marketing and distribution support.

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

Products that we believe compete with Horizant in the United States include the following drugs approved for the treatment of RLS: Mirapex (pramipexole) from Boehringer Ingelheim and generic pramipexole; Requip (ropinirole) from GSK and generic ropinirole; and Neupro (the rotigotine transdermal system), a dopamine agonist patch from UCB, Inc., which was approved in April 2012 by the FDA for the treatment of RLS. In Japan, we believe that Regnite could compete with pramipexole, which was approved in 2010 for the treatment of RLS. In addition, Otsuka Pharmaceutical Co., Ltd. filed an NDA in Japan in December 2011 for the rotigotine transdermal system, which, if approved, could compete with Regnite.

Products that we believe compete with Horizant in the United States for the management of PHN include drugs that act on the same target as Horizant, such as Lyrica (pregabalin) and Neurontin (gabapentin) from Pfizer Inc., generic gabapentin and Gralise (once-daily formulation of gabapentin) from Depomed, Inc. Horizant could also experience competition from a capsaicin patch (marketed as Qutenza by NeurogesX, Inc.) and transdermal patches containing the anesthetic known as lidocaine, which are sometimes used for the management of PHN.

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

Products that could compete with XP21279, our product candidate that is a Transported Prodrug of levodopa, include: generic levodopa/carbidopa drugs and other drugs approved for the treatment of Parkinson’s disease, including Stalevo, a combination therapy of levodopa/carbidopa/entacapone that is marketed in the United States by Novartis Inc.; dopamine agonists such as Mirapex (pramipexole) as well as Requip (ropinirole) and Requip XL (ropinirole extended-release tablets), which are marketed by Boehringer Ingelheim and GSK, respectively; generic dopamine agonists, including pramipexole and ropinirole; and Neupro (the rotigotine transdermal system), a dopamine agonist patch from UCB, which was approved in April 2012 by the FDA for the treatment of Parkinson’s disease. In December 2011, Impax submitted an NDA for IPX066, an extended-release formulation of levodopa/carbidopa. Other therapies under development in the United States include levodopa/carbidopa formulations such as a levodopa/carbidopa gel delivered by a portable pump directly into the duodenum being developed by Abbott Laboratories, as well as DM-1992 and OS-320 (extended-release formulations of levodopa/carbidopa being developed by Depomed and Osmotica Pharmaceutical Corp., respectively).

Products that could compete with XP23829, our product candidate that is a prodrug of monomethyl fumarate, or MMF, include oral and injectable agents that are approved in the United States for the treatment of relapsing-remitting MS, or RRMS. These include Gilenya (fingolimod), an oral agent marketed by Novartis, and injectable formulations of interferon-beta1a and beta1b isoforms that include Avonex, which is marketed by Biogen Idec Inc., Rebif, marketed by Merck Serono S.A. and Betaseron and Extavia, which are marketed by Bayer AG/Novartis. In addition, Copaxone (glatiramer acetate), an injectable mixture of peptides that is marketed by Teva Pharmaceutical Industries Ltd., is also widely used for the treatment of RRMS. XP23829 could also compete with Tysabri (natralizumab), a monthly intravenously-infused antibody that is marketed by Biogen Idec. There are also a number of possible competitive products that are in late-stage product development. For example, in February 2012, Biogen Idec submitted an NDA for BG-12, a dimethyl fumarate formulation that is a prodrug of MMF. Other therapies in late-stage clinical development in the United States include Movecto (oral cladribine) from Merck KGaA/Teva, BIIB-017 (PEG-IFN-beta1a) from Biogen Idec, Daclizumab from Abbott/Biogen Idec, Laquinimod from Teva, Lemtrada (alemtuzumab) from Genzyme Corp/Sanofi-Aventis/Bayer/Takeda Pharmaceutical Co Ltd and Teriflunomide from Sanofi-Aventis.

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

Our and our collaborators’ ability to obtain patents is highly uncertain because, to date, some legal principles remain unresolved, there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States and the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Furthermore, the policies governing biotechnology patents outside the United States are even more uncertain. Changes in either patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office is currently developing regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Third-party claims of intellectual property infringement would require us to spend significant time and money and could prevent us from developing or commercializing our products.*

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering products or other technologies of interest to us that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. For example, we are aware of a family of third-party patent applications relating to prodrugs of gabapentin. We believe the applications have been abandoned in the United States, the European Patent Office, Canada, Australia and the United Kingdom. Additionally, with respect to the development of XP23829, we are aware of third-party patents relating to the use of MMF in the treatment of MS and of other third-party patents relating to the use of fumarates in the treatment of psoriasis. We are also aware of third-party patents relating to the use of baclofen in the treatment of GERD. With respect to the claims contained in these patent applications and patents, we believe that our activities do not infringe the patents at issue and/or that the third-party patent or patent applications are invalid. In addition, we believe that in all countries in which we hold or have licensed rights to patents or patent applications related to Horizant, Regnite or gabapentin enacarbil, the composition-of-matter patents relating to gabapentin have expired. However, it is possible that a judge or jury will disagree with our conclusions regarding non-infringement, invalidity and/or expiration, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. Licenses required under any of these patents may not be available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to develop, commercialize and sell Horizant, Regnite or our product candidates. We believe that there may continue to be significant litigation in the biotechnology and pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.

Furthermore, our commercial success will depend, in part, on our ability to develop additional product candidates in current indications of interest or opportunities in other indications. Some of these activities may involve the use of genes, gene products, screening technologies and other research tools that are covered by third-party patents. Court decisions have indicated that the exemption from patent infringement afforded by the Hatch-Waxman Act does not encompass all research and development activities associated with product development. In some instances, we may be required to obtain licenses to such third-party patents to conduct our development activities, including activities that may have already occurred. It is not known whether any license required under any of these patents would be made available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to maintain a pipeline of potential product candidates and to bring new products to market. If we are required to defend against patent suits brought by third parties relating to third-party patents that may be relevant to our development activities, or if we initiate such suits, we could incur substantial costs in litigation. Moreover, an adverse result from any legal action in which we are involved could subject us to damages and/or prevent us from conducting some of our development activities.

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

Under the terms of our collaboration agreement with GSK, GSK is solely responsible for the commercial manufacture and supply of Horizant to support its development and commercialization within the United States. GSK is currently relying on a single source supplier for commercial and clinical supplies of Horizant. If GSK fails to qualify alternative manufacturers of Horizant, the current contract manufacturer terminates its agreement with GSK and GSK is otherwise unable to manufacture or contract to manufacture sufficient quantities of Horizant, the development and commercialization of Horizant could be impaired or delayed. If our collaboration agreement with GSK is terminated, we are entitled to specified manufacturing transition assistance from GSK, but would then be responsible for the manufacturing of Horizant following the transition period. Under the terms of our collaboration agreement with Astellas, Astellas is solely responsible for the manufacture of Regnite/gabapentin enacarbil to support its development and commercialization within the Astellas territory. To our knowledge, Astellas is currently relying on single source suppliers for commercial supplies of Regnite/gabapentin enacarbil. As a result, if Astellas fails to manufacture or contract to manufacture sufficient quantities of Regnite/gabapentin enacarbil, development and commercialization of Regnite/gabapentin enacarbil could be impaired or delayed in the Astellas territory. If we pursue development with respect to the rights we maintain on Horizant/gabapentin enacarbil or if rights to Horizant revert to us, we will need to obtain clinical or commercial supplies from GSK or another supplier. As a result, if we are unable to obtain sufficient quantities of Horizant/gabapentin enacarbil from GSK at prices that are commercially attractive, and if we are unable to qualify an alternative supplier, it could delay the development of, and impair our ability to commercialize, Horizant/gabapentin enacarbil.

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

We rely on a single source supplier of levodopa, which is used to make XP21279, under purchase orders issued from time to time. We are aware of several alternative suppliers of levodopa, and we believe at least one alternative manufacturer could potentially supply levodopa in the event that our supplier determines to not sell levodopa to us at a price that is commercially attractive. If we are unable to qualify an alternative supplier of levodopa, this could further delay the development of, and impair our ability to commercialize, XP21279.

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

We rely on a single source supplier of MMF, which is used to make XP23829, under purchase orders issued from time to time. We are aware of several alternative suppliers of MMF, and we believe at least one alternative manufacturer could potentially supply MMF in the event that our supplier determines to not sell MMF to us at a price that is commercially attractive. If we are unable to qualify an alternative supplier of MMF, this could delay the development of, and impair our ability to commercialize, XP23829.

We rely on a single source supplier of XP23829 in API form under a manufacturing services and supply agreement. In the event that such supplier terminates the agreement under specified circumstances, we would not be able to manufacture API until a qualified alternative supplier is identified and qualified, which could also delay the development of, and impair our ability to commercialize, this product candidate. The API is manufactured by a short synthetic process that uses commercially available starting materials. There are no complicated chemistries or unusual equipment required in the manufacturing process.

We have purchased XP23829 formulated in different forms from multiple suppliers at specified transfer prices under quotations agreed upon by the parties as part of master services agreements. In the event that such suppliers terminate our agreements under specified circumstances, we would not be able to manufacture XP23829 until an alternative supplier is qualified. This could delay the development of, and impair our ability to commercialize, XP23829.

If we are required to obtain alternate third-party manufacturers, it could delay or prevent the clinical development and commercialization of our product candidates.*

We may not be able to maintain or renew our existing or any other third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with GSK for supplies of Horizant/gabapentin enacarbil, or our other suppliers for AP, XP21279 and XP23829, or to continue relationships at an acceptable cost or if these suppliers fail to meet our requirements for these product candidates for any reason, we would be required to obtain alternative suppliers. Any inability to obtain qualified alternative suppliers, including an inability to obtain, or delay in obtaining, approval of an alternative supplier from the FDA, would delay or prevent the clinical development and commercialization of these product candidates.

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

Safety issues with the parent drugs or other components of our product candidates, or with approved products of third parties that are similar to our product candidates, could give rise to delays in the regulatory approval process, restrictions on labeling or product withdrawal.*

Discovery of previously unknown problems, or increased focus on a known problem, with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. Although gabapentin, baclofen (which includes the R-isomer of baclofen) and levodopa, the parent drugs of Horizant/Regnite/gabapentin enacarbil, AP and XP21279, respectively, have been used successfully in patients for many years, newly observed toxicities or worsening of known toxicities, in preclinical studies of, or in patients receiving, gabapentin, baclofen and levodopa, or reconsideration of known toxicities of gabapentin, baclofen or levodopa in the setting of new indications, could result in increased regulatory scrutiny of Horizant/Regnite/gabapentin enacarbil, AP and XP21279, respectively. For example, the label for baclofen, the R-isomer of which is the parent drug of AP, includes a warning that hallucinations and seizures have occurred on abrupt withdrawal of baclofen dosing without proper tapering in spasticity patients. Although a product containing dimethyl fumarate, or DMF, another prodrug of MMF, has been approved and used in Germany for the treatment of psoriasis, it has not been approved in the United States. In addition, Biogen Idec has submitted an NDA to the FDA seeking approval of BG-12, a formulation of DMF, as a treatment for RRMS. Any safety concerns or other problems noted by the FDA with respect to DMF, BG-12 or MMF could increase the risk of regulatory scrutiny of XP23829, possibly delaying or preventing any regulatory approval of XP23829. The FDA has substantial discretion in the NDA approval process and may refuse to approve any application if the FDA concludes that the risk/benefit analysis of a potential drug treatment for a specific indication does not warrant approval. For example, in February 2010, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats precluded FDA approval of the Horizant NDA in RLS in its form at that time. Although there were similar findings of rat pancreatic acinar cell tumors following treatment with gabapentin, the parent drug of Horizant, the FDA has, to date, not prevented the use of gabapentin. In the February 2010 Complete Response letter, the FDA noted that they had concluded that the seriousness and severity of refractory epilepsy and the benefit to patients provided by gabapentin justified the potential risk at that time. Thus, although the parent drug for, or a drug related to, one of our product candidates may be approved by the FDA in a particular indication, the FDA may conclude that our product candidate’s risk/benefit profile does not warrant approval in a different indication, and the FDA may refuse to approve our product candidate. Such conclusion and refusal would prevent us from developing and commercializing our product candidates and severely harm our business and financial condition. For example, even if Biogen Idec receives approval of BG-12 for RRMS, the FDA may not agree that the risk/benefit profile of XP23829 for the treatment of psoriasis, if established, would warrant approval in such indication.

Horizant, Regnite and our product candidates are engineered to be broken down by the body’s natural metabolic processes and to release the active drug and other substances. While these breakdown products are generally regarded as safe, it is possible that there could be unexpected toxicity associated with these breakdown products that will cause any or all of Horizant/Regnite/gabapentin enacarbil, AP, XP21279 and XP23829 to be poorly tolerated by, or toxic to, humans. Any unexpected toxicity of, or suboptimal tolerance to, our product or product candidates would delay or prevent commercialization of Horizant, Regnite or these product candidates.

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

As part of a restructuring in March 2010, we eliminated our discovery research department, which will prevent our ability to discover additional product candidates at this time. If we are unable to develop suitable product candidates from our internal efforts, we may pursue additional product candidates through in-licensing. Any growth through in-licensing would depend upon the availability of suitable product candidates at favorable prices and upon advantageous terms and conditions. To obtain additional product candidates, we may also reconstitute our discovery research department, which would require the expenditure of significant resources and the identification and hiring of a number of highly-skilled employees. Such efforts could divert the time and resources from the later-stage development or commercialization of our product candidates.

If we are unable to develop or obtain suitable product candidates, we will not be able to increase our revenues in future periods, which could result in significant harm to our financial position and adversely impact our stock price.

Horizant and Regnite remain, and our product candidates, if they receive marketing approval, will remain, subject to ongoing regulatory review. If we or our collaborative partners fail to comply with continuing regulations, these approvals could be rescinded and the sale of our products could be suspended.*

Any regulatory approval to market a product could be conditioned on conducting additional, costly, post-approval studies or implementing a risk evaluation and mitigation strategy or could contain strict limits on the indicated uses included in the labeling. For example, the FDA approval for Horizant for the treatment of RLS included requirements for GSK to conduct a program of post-marketing commitments, or PMCs and post-marketing requirements, or PMRs, in adults, including a 12-week, double-blind, placebo-controlled efficacy study evaluating 300 mg, 450 mg and 600 mg tablets of Horizant dosed once per day, two simulated driving studies, a drug-drug interaction study with morphine and a QTc study. GSK will also conduct a pediatric program for subjects 13 years and older. The pediatric clinical program, which is scheduled to commence after requested adult data is obtained and reviewed by the FDA, includes a pharmacokinetics, or PK, study, a parallel, fixed-dose response efficacy study, a long-term safety study and a simulated driving study. The specific protocol submission and trial completion dates for these PMCs/PMRs range from April 2011 through July 2024. In the event that rights to Horizant revert to us, we may be responsible for fulfilling the remaining post-marketing study requirements, which could increase our costs and divert management time and resources away from our commercialization efforts or the development of our product candidates. In addition, Horizant has certain warnings and precautions in the label, including information that Horizant causes significant driving impairment.

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

We are also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we may commercialize our products. The FDCA, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. These statutes and regulations include anti-kickback statutes and false claims statutes.

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

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

The United States Supreme Court heard a constitutional challenge to the PPACA and in June 2012 held that the PPACA is constitutional. However, states are allowed to opt out of the expansion of eligibility criteria for Medicaid under the PPACA. We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs.

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

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize our product candidates.*

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians. If we are not able to retain our key personnel, we may not be able to successfully develop or commercialize our product candidates. Competition for experienced scientists and development staff may limit our ability to hire and retain highly qualified personnel on acceptable terms. In addition, none of our employees have employment commitments for any fixed period of time and could leave our employment at will. We do not carry “key person” insurance covering members of senior management or key scientific personnel. If we fail to identify, attract and retain qualified personnel, we may be unable to continue our development and commercialization activities.

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

•

developments with respect to our litigation proceedings with GSK, including any termination of the collaboration agreement or reversion of the rights to Horizant to us, and the ultimate terms on which the collaboration agreement may be terminated or the dispute may be resolved;

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

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*

As of July 31, 2012, our executive officers, directors and holders of 5% or more of our outstanding common stock, based upon information known to us and derived from Schedules 13G filed with the SEC, beneficially owned approximately 38.8% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If there are large sales of our common stock, the market price of our common stock could drop substantially.*

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of July 31, 2012, we had 42,943,849 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (2)

3.3	Amended and Restated Bylaws(3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

4.1	Specimen Common Stock Certificate(5)

4.2	Form of Right Certificate(6)

4.3	Form of Registered Direct Common Warrant(7)

10.33	2005 Non-Employee Directors’ Stock Option Plan, as amended May 1, 2012(8)

10.34	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan(8)

10.35	Form of Non-Employee Director Stock Unit Award Agreement under the 2005 Equity Incentive Plan(8)

10.36	Term Sheet for Director Compensation(8)

10.37	Severance Rights Agreement, dated June 1, 2012, between the Company and Kenneth C. Cundy, Ph.D.

10.38	XenoPort Corporate Bonus Plan, as amended and restated effective June 1, 2012

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(9)

101.INS	XBRL Instance Document (10)

101.SCH	XBRL Taxonomy Extension Schema Document (10)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (10)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (10)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (10)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (10)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on May 18, 2012.
(3)	Incorporated herein by reference to Exhibit 3.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 30, 2008.
(8)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012.

(9)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(10)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc. (Registrant)

August 8, 2012	/s/ RONALD W. BARRETT
Ronald W. Barrett
Chief Executive Officer and Director
(principal executive officer)

August 8, 2012	/s/ WILLIAM G. HARRIS
William G. Harris
Senior Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (2)

3.3	Amended and Restated Bylaws(3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

4.1	Specimen Common Stock Certificate(5)

4.2	Form of Right Certificate(6)

4.3	Form of Registered Direct Common Warrant(7)

10.33	2005 Non-Employee Directors’ Stock Option Plan, as amended May 1, 2012(8)

10.34	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan(8)

10.35	Form of Non-Employee Director Stock Unit Award Agreement under the 2005 Equity Incentive Plan(8)

10.36	Term Sheet for Director Compensation(8)

10.37	Severance Rights Agreement, dated June 1, 2012, between the Company and Kenneth C. Cundy, Ph.D.

10.38	XenoPort Corporate Bonus Plan, as amended and restated effective June 1, 2012

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(9)

101.INS	XBRL Instance Document (10)

101.SCH	XBRL Taxonomy Extension Schema Document (10)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (10)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (10)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (10)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (10)

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on May 18, 2012.
(3)	Incorporated herein by reference to Exhibit 3.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 30, 2008.
(8)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012.

(9)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.
(10)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.