Form 10-Q
period 2012-09-30
XENOPORT INC
filed 2012-10-25
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Total number of shares of common stock outstanding as of October 15, 2012: 42,961,345.

XENOPORT, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

XENOPORT, the XenoPort logo, Transported Prodrug and Regnite are trademarks of XenoPort, Inc.

Horizant is a registered trademark of GlaxoSmithKline.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands, except per share amount)
Current assets:
Cash and cash equivalents	$18,702	$25,386
Short-term investments	94,159	69,056
Prepaids and other current assets	3,023	3,010
Restricted investments	1,955	—

Total current assets	117,839	97,452
Property and equipment, net	1,995	3,921
Restricted investments and other assets	—	2,663

Total assets	$119,834	$104,036

Current liabilities:
Accounts payable	$1,092	$1,032
Accrued compensation	4,389	4,176
Accrued restructuring charges	1,398	1,627
Accrued preclinical and clinical costs	3,540	4,433
Other accrued liabilities	1,265	747
Deferred revenue	1,515	1,515

Total current liabilities	13,199	13,530
Accrued restructuring charges	—	1,103
Deferred revenue	13,131	14,268
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 and 60,000 shares authorized; 42,955 and 35,515 shares issued and outstanding, at September 30, 2012 and December 31, 2011, respectively	43	35
Additional paid-in capital	548,117	495,902
Accumulated other comprehensive loss	(14)	(16)
Accumulated deficit	(454,642)	(420,786)

Total stockholders’ equity	93,504	75,135

Total liabilities and stockholders’ equity	$119,834	$104,036

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues:
Net revenue from unconsolidated joint operating activities	$—	$—	$10,000	$30,000
Collaboration revenue	379	379	11,137	8,137

Total revenues	379	379	21,137	38,137

Operating expenses:
Research and development	9,365	11,518	32,347	31,276
Selling, general and administrative	7,833	7,713	22,822	23,539

Total operating expenses	17,198	19,231	55,169	54,815

Loss from operations	(16,819)	(18,852)	(34,032)	(16,678)
Interest income	66	59	176	184

Net loss	(16,753)	(18,793)	(33,856)	(16,494)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	(17)	(28)	2	6

Comprehensive loss	$(16,770)	$(18,821)	$(33,854)	$(16,488)

Basic and diluted net loss per share	$(0.41)	$(0.53)	$(0.90)	$(0.47)

Shares used to compute basic and diluted net loss per share	41,016	35,444	37,480	35,372

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Operating activities
Net loss	$(33,856)	$(16,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,952	2,347
Accretion of investment discounts and amortization of investment premiums, net	862	471
Stock-based compensation expense	9,139	10,970
Changes in assets and liabilities:
Prepaids and other current and noncurrent assets	696	(551)
Accounts payable	60	1,413
Accrued compensation	213	1,094
Accrued restructuring charges	(1,332)	—
Accrued preclinical and clinical costs	(893)	(1,567)
Other accrued liabilities	518	(1,350)
Deferred revenue	(1,137)	(1,137)

Net cash used in operating activities	(23,778)	(4,804)

Investing activities
Purchases of investments	(102,238)	(120,406)
Proceeds from maturities of investments	76,275	114,896
Change in restricted investments	(1)	(6)
Purchases of property and equipment	(26)	(103)

Net cash used in investing activities	(25,990)	(5,619)

Financing activities
Net cash provided by (used in) issuance of common stock and exercise of stock options	43,084	(79)

Net cash provided by (used in) financing activities	43,084	(79)

Net decrease in cash and cash equivalents	(6,684)	(10,502)
Cash and cash equivalents at beginning of period	25,386	23,192

Cash and cash equivalents at end of period	$18,702	$12,690

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

On July 30, 2012, the Company completed an underwritten public offering of 7,076,922 shares of its common stock at a price to the public of $6.50 per share, including 923,076 shares representing the exercise in full of the over-allotment option granted to the underwriters. Net cash proceeds from the public offering were $43,067,000, after deducting the underwriting discounts and commissions and offering expenses payable by the Company.

Basis of Preparation

The accompanying financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012 and comprehensive losses for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, is the single source of authoritative U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 29, 2012.

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

The provisions of Accounting Standards Update, or ASU, 2009-13, Multiple-Deliverable Revenue Arrangements, or ASU 2009-13, which is included within the Codification as Revenue Recognition-Multiple-Element Arrangements, will be applied by the Company to revenue arrangements entered into, or materially modified, beginning January 1, 2011. Under the provisions of ASU 2009-13, the Company will no longer rely on objective and reliable evidence of the fair value of the elements in a revenue arrangement in order to separate a deliverable into a separate unit of accounting, and the use of the residual method has been eliminated. The Company will instead use a selling price hierarchy for determining the selling price of a deliverable, which will be used to determine the allocation of consideration to each unit of accounting under an arrangement. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. As of September 30, 2012, the Company had not applied the provisions of ASU 2009-13 to any of its revenue arrangements as the Company had not entered into any new, or materially modified any of its existing, revenue arrangements in 2011 or 2012. Therefore, there was no material impact on the Company’s financial position or results of operations from adopting ASU 2009-13. However, the provisions of ASU 2009-13 could have a material impact on the revenue recognized from any collaboration agreements that the Company enters into, or materially modifies, in future periods.

The provisions of ASU 2010-17, Milestone Method of Revenue Recognition, or ASU 2010-17, which is included within the Codification as Revenue Recognition-Milestone Method, are being applied by the Company on a prospective basis for milestones achieved starting in 2011. The adoption of ASU 2010-17 did not have a material impact on the Company’s financial position or results of operations as of September 30, 2012, and the provisions of ASU 2010-17 are not expected to have a material impact on the revenue recognized from any existing collaboration agreements.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

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

•

Product royalties. The Company is entitled to receive royalties on net sales of gabapentin enacarbil (known as Regnite in Japan) in the Astellas territory. Astellas initiated sales of Regnite in Japan in July 2012, and the Company will recognize the associated product royalties when they can be reliably measured and collectability is reasonably assured (generally upon receipt of the royalty payment).

The Company’s agreement with GSK also includes potential payments for detail reimbursements. To date, the Company has not received any revenue from this activity.

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

NOTES TO FINANCIAL STATEMENTS

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

On June 4, 2012, the Company implemented a reduction in force due to the Company completing certain work projects on its development programs. As a result, the Company recorded severance benefits charges of $1,233,000 in the nine months ended September 30, 2012, which are primarily included in the “Research and development” line of the “Operating expenses” section of the Company’s statements of comprehensive loss. As of September 30, 2012, the associated liability balance, included within “Accrued compensation” on the Company’s balance sheets, was $686,000.

2. Collaboration Agreements

Astellas Pharma Inc.

In December 2005, the Company entered into an agreement in which it licensed to Astellas exclusive rights to develop and commercialize gabapentin enacarbil in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. The Company received an initial license payment of $25,000,000 in December 2005, which has been deferred and is being recognized on a straight-line basis over the period that the Company expects to remain obligated to provide services. In addition, as of September 30, 2012, the Company was eligible to receive potential total payments of $60,000,000 upon the occurrence of additional clinical and regulatory events, of which $40,000,000 had been received and recognized through September 30, 2012. The remaining $20,000,000 of potential payments payable under this agreement entail no performance obligation on the part of the Company and are tied solely to the regulatory success of additional indications, and, accordingly, these payments will not be accounted for under the provisions of ASU 2010-17. The Company is also entitled to receive high-teen royalties on net sales of gabapentin enacarbil (known as Regnite in Japan) in the Astellas territory. In January 2012, the Japanese Ministry of Health, Labor and Welfare, or MHLW, approved Astellas’ new drug application, or NDA, for the use of Regnite in Japan as a treatment for patients with moderate-to-severe primary restless legs syndrome, or RLS, and Astellas initiated sales in Japan in July 2012. No royalty revenue was recognized in the three months ended September 30, 2012, as the Company will recognize royalties when royalty payments are received, and no such payments were received in the three months ended September 30, 2012. In the three and nine months ended September 30, 2012, the Company recognized revenue of $379,000 and $1,137,000, respectively, representing amortization of the up-front license payment under this agreement. In the nine months ended September 30, 2012, the Company also recognized a $10,000,000 milestone payment in connection with the approval of Regnite in Japan. In the three and nine months ended September 30, 2011, the Company recognized revenue of $379,000 and $8,137,000, respectively, representing amortization of the up-front license payment under this agreement and, for the nine months ended September 30, 2011, recognition of a $7,000,000 milestone payment in connection with the U.S. Food and Drug Administration, or FDA, approval of gabapentin enacarbil for the treatment of RLS in adults. As of September 30, 2012, the Company had recognized an aggregate of $50,354,000 of revenue pursuant to this agreement. At September 30, 2012, $14,646,000 of revenue was deferred under this agreement, of which $1,515,000 was classified within current liabilities and the remaining $13,131,000 was recorded as a noncurrent liability. In addition, the agreement allows Astellas to request that the Company conduct development activities and required Astellas to source all drug product and both clinical and commercial supplies of the active pharmaceutical ingredient, or API, form of gabapentin enacarbil from the Company under a specified supply agreement. In October 2009, all of the Company’s remaining manufacturing or supply obligations to Astellas for gabapentin enacarbil API or finished drug product ceased. The Company remains obligated to provide certain services as originally specified in the December 2005 agreement.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

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

In March 2007, GSK made an up-front, non-refundable license payment of $75,000,000. Under the terms of the amended and restated collaboration agreement, the Company is eligible to receive a total of $312,500,000 in aggregate clinical and regulatory event-based potential payments, of which $130,000,000 has been received and fully recognized through September 30, 2012. Of the remaining $182,500,000, the Company has determined that payments aggregating $67,500,000 relate to events that, for revenue recognition purposes, are considered substantive milestones, and each of these payments will, therefore, be recognized as revenue in its entirety if, and when, the events are achieved. These potential payments consist of $10,000,000 relating to achievement of positive results from clinical trials and $57,500,000 relating to the achievement of certain regulatory milestones, such as the first filing of an NDA for product approval for a given indication in the United States. The remaining potential payments payable under this collaboration agreement entail no performance obligations on the part of the Company, and, accordingly, these payments will not be accounted for under the provisions of ASU 2010-17. The Company remains eligible to receive up to $290,000,000 upon the achievement of specified sales levels. The Company concluded that the up-front license payment did not have value to GSK on a stand-alone basis without the benefit of the specified development activities that the Company performed in connection with Horizant and that the $85,000,000 of milestones paid for clinical trial and pre-clinical activities were either not sufficiently substantive or not sufficiently at risk to be accounted for using the “when-earned” model. Accordingly, these milestones and the up-front payment were combined into one unit of accounting that was recognized over the best estimate of the development period to commercialization of the product, during which time delivery of substantially all of the efforts required for the completion of the Company’s contractual responsibilities under the GSK agreement has occurred, and the Company has determined that no additional performance obligations resulted from the amended agreement. As of September 30, 2012, the Company had recognized an aggregate of $205,000,000 of up-front license, milestone and contingent event-based payments pursuant to this agreement and no revenue was deferred under this agreement.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company exercised its right to the co-promotion arrangement in April 2009, under which all allowable expenses and sales of Horizant are accounted for using a joint profit and loss, or P&L, statement, in which the Company and GSK share in the resulting operating pre-tax profits and losses. Under the amended and restated collaboration agreement, the Company’s participation in the co-promotion and joint P&L arrangements remains unchanged, except that the Company can delay the deployment of its sales force for up to three years following the April 2011 approval of Horizant in the United States and the Company’s share of losses from the joint P&L will be forgiven up to a maximum of $10,000,000. The Company’s payment of its share of additional losses, if any, would be deferred and payable without interest over a four-year period following the first quarter in which the joint P&L is profitable. GSK is responsible for: establishing pricing and reimbursement; creating promotional and advertising materials; managed care contracting; receiving, accepting and filling orders; distributing; controlling invoicing, order processing and collecting accounts receivable; and recording sales of Horizant in the United States. Expenses that can be charged to the joint P&L statement are the cost of goods and certain costs directly related to Horizant marketing and sales. Sales and marketing expenses of Horizant that the Company incurs that are not charged to the joint P&L statement are classified as selling, general and administrative operating expenses within the Company’s statements of comprehensive income (loss). The Company has concluded that under the original and amended agreements, the potential detail of Horizant and the amount from the joint P&L statement together constitute one unit of accounting separate from the previously established milestone and up-front payment unit of accounting. The Company also has determined the commercialization of its portfolio of product candidates to be part of its core operations, and accordingly concluded that all revenue resulting from the GSK collaboration agreement is presented in the net revenue from unconsolidated joint operating activities line item in the revenues section of the statements of comprehensive loss in the period the related activities occur. No detailing activities were performed by the Company, and, therefore, no detail reimbursements were recognized in the three and nine months ended September 30, 2012 and 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Numerator:
Net loss	$(16,753)	$(18,793)	$(33,856)	$(16,494)
Denominator:
Weighted-average common shares outstanding	41,016	35,444	37,480	35,372

Basic and diluted net loss per share	$(0.41)	$(0.53)	$(0.90)	$(0.47)

Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Restricted stock units and options to purchase common stock	6,374	5,729	6,374	5,729
Warrants outstanding	283	305	283	305

	6,657	6,034	6,657	6,034

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2012:
Cash	$1,832	$—	$—	$1,832
Money market funds	12,867	—	—	12,867
U.S. treasury securities	3,000	—	—	3,000
U.S. government-sponsored agencies	6,998	2	—	7,000
Corporate debt securities	88,178	34	(50)	88,162
Certificates of deposit	1,955	—	—	1,955

	$114,830	$36	$(50)	$114,816

Reported as:
Cash and cash equivalents				$18,702
Short-term investments				94,159
Restricted investments				1,955

				$114,816

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

				$96,396

At September 30, 2012 and December 31, 2011, the contractual maturities of all investments held were less than one year.

No gross realized gains or losses were recognized in the three or nine months ended September 30, 2012 or in the same periods in 2011.

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value on a recurring basis and are classified at the following fair value hierarchy (see Note 1 for the Company’s accounting policy on measuring fair value of financial instruments) (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$12,867	$12,867	$—	$—
U.S. treasury securities	3,000	—	3,000	—
U.S. government-sponsored agencies	7,000	—	7,000	—
Corporate debt securities	88,162	—	88,162	—

Total	$111,029	$12,867	$98,162	$—

		Fair Value Measurements at Reporting Date Using
Description	Total as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$18,027	$18,027	$—	$—
U.S. government-sponsored agencies	28,911	—	28,911	—
Corporate debt securities	44,563	—	44,563	—

Total	$91,501	$18,027	$73,474	$—

5. Stock-Based Compensation

Details of the Company’s employee non-cash stock-based compensation were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Research and development	$935	$1,223	$3,043	$4,009
Selling, general and administrative	1,881	2,278	6,096	6,961

	$2,816	$3,501	$9,139	$10,970

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6. Restructuring

In December 2011, as part of the Company’s ongoing evaluation of its facilities requirements in light of future plans and in connection with the permanent cease use of the leased office space in a building at 3400 Central Expressway, Santa Clara, California, the Company recorded restructuring charges of $2,923,000 in accordance with the Exit or Disposal Cost Obligations topic of the Codification, which were included on a separate line in the Company’s statements of comprehensive loss for the year ended December 31, 2011. The restructuring charges consisted of $2,476,000 of facility-related charges and $447,000 of property and equipment write-offs. As of September 30, 2012, the Company expected to make all cash payments associated with this action by August 2013, which coincides with the end of the lease term for the office space. In the three and nine months ended September 30, 2012, the Company made cash payments of $405,000 and $1,332,000, respectively. At September 30, 2012 and December 31, 2011, the liability balance, included as “Accrued restructuring charges” on the balance sheets, was $1,398,000 and $2,730,000, respectively, of which $1,398,000 and $1,627,000, respectively, was classified within current liabilities, and the remaining $1,103,000 was recorded as a noncurrent liability as of December 31, 2011.

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

8. Subsequent Event

In October 2012, the Company entered into a Second Amendment to Lease with SI 34 LLC, or Sobrato, with respect to the Company’s current office space at 3410 Central Expressway, Santa Clara, California, or, as amended, the 3410 Lease. The original 3410 Lease commenced in December 2001. This amendment extends the term of the 3410 Lease for an additional two years, so that the 3410 Lease will expire on August 27, 2015. This amendment increased the future minimum payments under this non-cancelable operating lease by $789,000 in the year ending December 31, 2013, $2,318,000 in the year ending December 31, 2014 and $1,553,000 in the year ending December 31, 2015.

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

Horizant has been approved by the U.S. Food and Drug Administration, or FDA, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults and for the management of postherpetic neuralgia, or PHN, in adults. Restless legs syndrome, also known as Willis-Ekbom Disease, is a neurological disorder characterized by an urge to move the legs, usually caused or accompanied by uncomfortable and unpleasant sensations in the legs. PHN is a neuropathic (nerve) pain syndrome that can follow the healing of an outbreak of herpes zoster, commonly known as shingles. Regnite has been approved by the Japanese Ministry of Health, Labor and Welfare, or MHLW, as a treatment for patients with RLS, and Astellas initiated sales in Japan in July 2012. We are entitled to receive percentage-based high-teen royalties on net sales of Regnite in Japan, and the royalties will be recognized when royalty payments are received.

GSK recorded $1.6 million and $4.4 million of net sales of Horizant for the three and nine months ended September 30, 2012, respectively. Under our collaboration agreement with GSK, all allowable expenses and sales of Horizant are accounted for using a joint profit and loss, or P&L, statement, in which we and GSK share in the resulting operating pre-tax profits and losses. Our share of losses from the joint P&L will be forgiven up to a maximum of $10.0 million, of which approximately $9.6 million had been forgiven through September 30, 2012. The payment of our share of additional losses, if any, would be deferred and payable without interest over a four-year period of time following the first quarter in which the joint P&L is profitable. GSK is responsible for the development, including post-marketing commitments, of Horizant for RLS and PHN in the United States.

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

We believe that we have meritorious claims and defenses and intend to defend the GSK Complaint, and prosecute the XenoPort Complaint, vigorously. However, we cannot predict the outcome of the litigation related to the GSK Complaint and the XenoPort Complaint, when or if the collaboration agreement will be terminated or the ultimate timing or terms of any termination of the agreement, any resolution of the dispute or any reversion of the commercialization rights to Horizant to us. In addition, we have incurred and may continue to incur substantial legal fees and costs in connection with this litigation, and may not prevail in either of these legal proceedings. If our collaboration agreement with GSK is terminated, we may not be entitled to any further milestone and contingent event-based payments, royalties or joint P&L loss forgiveness or deferral, and we could be responsible for the cost of additional Horizant commercialization and development activities, including post-marketing commitments, which could accelerate our need for additional capital.

We are evaluating our lead product candidate, arbaclofen placarbil, or AP, as a potential treatment for patients with spasticity. We are conducting a pivotal Phase 3 clinical trial under a Special Protocol Assessment, or SPA, with the FDA, for AP as a potential treatment for spasticity in patients with multiple sclerosis, or MS. If a positive outcome from this trial is achieved, along with supportive data from certain additional studies, we intend to submit a new drug application, or NDA, with the FDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, as amended, or FDCA. Section 505(b)(2) of the FDCA allows reference to published literature and/or the FDA’s previous finding of safety and effectiveness for baclofen, a drug that has been approved by the FDA for the alleviation of signs and symptoms of spasticity in individuals with MS and may also be of some value in patients with spinal cord injuries and other spinal cord diseases. We anticipate that top-line results of the pivotal Phase 3 clinical trial will be available early in the second quarter of 2013. In addition, among other studies that are intended to be part of a potential NDA filing, we are conducting a six-month, open-label, safety clinical trial of AP for subjects who complete the 13-week pivotal Phase 3 efficacy trial. Based on discussions with the FDA, we have modified the open-label safety trial in an effort to ensure that our development program for AP meets the patient exposure requirements previously established with the FDA. As such, the protocol for the open-label safety trial has been modified to allow patients to directly enter the trial without prior participation in the pivotal Phase 3 trial and be dosed for up to nine months.

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

We are developing our third product candidate, XP23829, for the potential treatment of relapsing-remitting MS, or RRMS. XP23829 is a fumaric acid ester compound and a patented prodrug of monomethyl fumarate, or MMF. Fumaric acid ester compounds have shown immuno-modulatory and neuroprotective effects in cell-based systems and preclinical models of disease. We filed an investigational new drug application, or IND, with the Division of Neurology Products of the FDA to initiate human clinical trials in the second quarter of 2012. In October 2012, we reported favorable preliminary results from our first Phase 1 clinical trial in healthy adults designed to assess the pharmacokinetics, or PK, safety and tolerability of single doses of four different formulations of XP23829. The trial was a randomized, double-blind, two-period crossover, food effect comparison clinical trial of XP23829. Sixty subjects were assigned to five cohorts of 12, with each cohort receiving one of four different formulations of XP23829 or placebo. The trial demonstrated that administration of XP23829 resulted in the expected levels of MMF in the blood. As anticipated, the four formulations produced different PK profiles of MMF, including one formulation that could potentially be dosed twice a day and at least one formulation that may be suitable for once-a-day dosing. XP23829 was generally well-tolerated in the trial. All 12 subjects in each cohort completed both dosing periods.

We may also develop XP23829 as a potential treatment for psoriasis. We have evaluated XP23829 in preclinical animal models of psoriasis. In addition, in July 2012, we announced that we were awarded a grant from The Michael J. Fox Foundation to support preclinical studies to explore XP23829 for its potential ability to protect against neurodegeneration in experimental preclinical models of Parkinson’s disease.

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

On July 30, 2012, we completed an underwritten public offering of 7,076,922 shares of our common stock at a price to the public of $6.50 per share, including 923,076 shares representing the exercise in full of the over-allotment option granted to the underwriters. Net cash proceeds from the public offering were $43.1 million, after deducting the underwriting discounts and commissions and offering expenses payable by us.

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

Results of Operations

Three and Nine Months Ended September 30, 2012 and 2011

Revenues

Our collaboration revenue consisted of the recognition of revenues from up-front and milestone payments from our collaboration with Astellas. Our net revenue from unconsolidated joint operating activities consisted of the recognition of revenues from up-front, milestone and contingent event-based payments and the recognition of our share of operating losses resulting from our election to co-promote Horizant in the United States with GSK. In connection with the amendment and restatement of our collaboration agreement with GSK in November 2010, our share of operating losses is forgiven up to a maximum of $10.0 million, of which approximately $9.6 million had been forgiven through September 30, 2012. Pursuant to the agreement, GSK is responsible for recording sales of Horizant in the United States. For the three and nine months ended September 30, 2012, net sales in the United States of Horizant as recorded by GSK were $1.6 million and $4.4 million, respectively.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands, except percentages)
Net revenue from unconsolidated joint operating activities	$—	$—	$—	—%	$10,000	$30,000	$(20,000)	(67)%
Collaboration revenue	379	379	—	—%	11,137	8,137	3,000	37%

Total revenues	$379	$379	—	—%	$21,137	$38,137	$(17,000)	(45)%

The decrease in net revenue from unconsolidated joint operating activities for the nine months ended September 30, 2012 compared to the same period in 2011 was due to the recognition of a $30.0 million contingent payment from GSK in connection with the first shipment of Horizant to a wholesaler in 2011, compared to the recognition of a $10.0 million contingent payment from GSK in connection with the first commercial sale of Horizant for the management of PHN in adults in 2012.

The increase in collaboration revenue for the nine months ended September 30, 2012 compared to the same period in 2011 was due to the recognition of a $10.0 million milestone payment from Astellas in connection with the approval of Regnite in Japan in 2012, compared to the recognition of a $7.0 million milestone payment from Astellas in connection with the Horizant FDA approval in 2011.

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

Research and Development Expenses

Research and development expenses consisted of costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. As a result of our focus on advancement of our later-stage product candidates and in order to reduce expenses, we eliminated our discovery research efforts in 2010. Total “Research and development” expenses reflected the consolidation of “Research” and “Preclinical and clinical development” costs for the three and nine months ended September 30, 2011.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands, except percentages)
Research and development	$9,365	$11,518	$(2,153)	(19)%	$32,347	$31,276	$1,071	3%

The decrease in research and development expenses in the three months ended September 30, 2012 compared to the same period in 2011 was principally due to the following:

•	decreased net costs for XP21279 of $0.5 million primarily due to decreased clinical and manufacturing costs;

•	decreased net costs for XP23829 of $0.2 million primarily due to decreased toxicology and manufacturing costs, partially offset by increased clinical costs;

•	decreased net personnel costs of $0.7 million primarily due to decreased headcount and decreased non-cash stock-based compensation of $0.3 million; and

•	decreased office and facilities overhead costs of $0.4 million.

The increase in research and development expenses in the nine months ended September 30, 2012 compared to the same period in 2011 was principally due to the following:

•	increased net costs for AP of $2.5 million primarily due to increased clinical and consulting costs, partially offset by decreased manufacturing costs; and

•	increased net costs for XP23829 of $0.9 million primarily due to increased clinical and manufacturing costs, partially offset by decreased toxicology costs; partially offset by

•	decreased net costs for XP21279 of $1.6 million primarily due to decreased clinical and manufacturing costs; and

•	decreased office and facilities overhead costs of $1.0 million.

We expect our research and development expenses to increase in 2012 compared to 2011 levels primarily due to the AP Phase 3 spasticity program. The timing and amount of research and development expenses incurred will primarily depend upon the extent of current or future clinical trials for AP and XP23829, as well as the expenses associated with our development organization, regulatory requirements, advancement of our other development programs and product candidate manufacturing costs.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands, except percentages)
Selling, general and administrative	$7,833	$7,713	$120	2%	$22,822	$23,539	$(717)	(3)%

Our selling, general and administrative expenses in the three and nine months ended September 30, 2012 remained relatively constant compared to the same periods in 2011.

We expect our selling, general and administrative expenses in 2012 to remain relatively constant compared to 2011 levels. Pursuant to our amended and restated collaboration agreement with GSK, we have up to three years to deploy a sales force following the April 2011 approval of Horizant in the United States. If the commercialization rights to Horizant revert to us, however, we may need to build a substantial marketing and sales force with appropriate technical expertise and supporting distribution capabilities or enter into arrangements with third parties to do so. The timing and amount of selling, general and administrative expenses incurred in support of Horizant will primarily depend upon if or when we deploy such sales force in support of the commercialization of Horizant for RLS and/or PHN, whether in the co-promotion arrangement with GSK if the collaboration agreement is not terminated or if the commercialization rights to Horizant revert to us.

Interest Income

Interest income consisted primarily of interest earned on our cash equivalents and short-term investments.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(In thousands, except percentages)
Interest income	$66	$59	$7	12%	$176	$184	$(8)	(4)%

Our interest income in the three and nine months ended September 30, 2012 remained relatively constant compared to the same periods in 2011.

Liquidity and Capital Resources

	As of September 30, 2012	As of December 31, 2011
	(In thousands)
Cash and cash equivalents and short-term investments	$112,861	$94,442
Working capital	104,640	83,922
Restricted investments	1,955	1,954

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash provided by (used in):
Operating activities	$(23,778)	$(4,804)
Investing activities	(25,990)	(5,619)
Financing activities	43,084	(79)
Capital expenditures (included in investing activities above)	(26)	(103)

Due to our significant research and development expenditures, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our equity securities, non-equity payments from our collaborators and interest earned on investments. At September 30, 2012, we had available cash and cash equivalents and short-term investments of $112.9 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including corporate debt securities, investments backed by U.S. government-sponsored agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $23.8 million and $4.8 million in the nine months ended September 30, 2012 and 2011, respectively. The net cash used in operating activities in the nine months ended September 30, 2012 and 2011 primarily reflected our net loss, partially offset by non-cash stock-based compensation.

Net cash used in investing activities in both periods primarily reflected the timing of purchases of investments and proceeds from maturities of investments.

Net cash provided by (used in) financing activities in both periods primarily reflected the net cash provided by (used in) issuance of common stock and exercise of stock options.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements into the first quarter of 2014. We have based our estimate of cash sufficiency on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential milestone, contingent event-based, profit sharing and future royalty payments that we are eligible to receive under our collaboration agreements. If our collaboration agreement with GSK is terminated, we may not be entitled to any further milestone and contingent event-based payments, royalties or joint P&L loss forgiveness or deferral, and we could be responsible for the cost of additional Horizant commercialization and development activities, including post-marketing commitments, which could accelerate our need for additional capital. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our marketed product and product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the timing and amount of our share of operating losses from Horizant;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from Horizant, Regnite and our other potential products;

•	the timing of any milestone and contingent event-based payments under our collaboration agreements;

•	the costs and expenses associated with the litigation proceedings related to GSK;

•

if we establish a sales force, the timing and costs of our establishment of a sales force to support our co-promotion of Horizant for the treatment of RLS and the management of PHN or to support the commercialization of Horizant if the commercialization rights to Horizant revert to us;

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

Contractual Obligations

Our future contractual obligations at September 30, 2012 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating lease obligations	$3,134	$3,134	$—	$—	$—

Operating lease obligations do not assume the exercise by us of any termination or extension options. In addition, in the fourth quarter of 2012, we entered into an amendment to the lease with respect to our current office space at 3410 Central Expressway, Santa Clara, California, or, as amended, the 3410 Lease, which extended the term of the 3410 Lease for an additional two years so that the 3410 Lease will expire on August 27, 2015. The aggregate rent that is due over the two-year extended period is approximately $4.7 million, which amount is not included in the table above.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2012, we had cash and cash equivalents and short-term investments of $112.9 million consisting of cash and highly liquid investments deposited in highly-rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

We contract for the conduct of certain manufacturing activities with a contract manufacturer in Europe. We made payments in the aggregate amounts of $2.0 million and $0.1 million during the nine months ended September 30, 2012 and 2011, respectively, to this European contract manufacturer. We are subject to exposure to fluctuations in foreign exchange rates in connection with agreements with this European contract manufacturer. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2012, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) were effective.

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

Following the expiration of the contractually specified period of time for resolution of the dispute by the requisite officers of the parties, on February 24, 2012, we filed a complaint, or the XenoPort Complaint, in the Superior Court of the State of California in the County of Santa Clara against GSK and its affiliates, GlaxoSmithKline LLC and GlaxoSmithKline Holdings (Americas) Inc., for breach of contract, fraud, breach of fiduciary duty, breach of the covenant of good faith and fair dealing and unfair competition. Pursuant to the XenoPort Complaint, in addition to injunctive and equitable relief, we are seeking damages for lost profits, damage to the value of Horizant, and unattained royalties and milestone payments in an amount to be proven at trial, as well as punitive damages and restitution. On March 28, 2012, GSK filed a Notice of Removal and removed the California state case to the United States District Court for the Northern District of California. On April 4, 2012, GSK filed motions to dismiss or transfer the case. On April 10, 2012, we filed a motion to remand to state court and for award of costs and fees. On May 18, 2012, GSK’s opposition to our motion to remand was filed and our oppositions to GSK’s motions to dismiss or transfer were filed. On May 25, 2012, the parties’ respective replies were filed. A hearing date was set for June 15, 2012 for consideration of the respective motions, and the judge subsequently vacated the hearing and has taken the various motions under submission without oral argument. In September 2012, the court issued a Case Management Order providing for a fact discovery cut off of May 31, 2013, and an expert discovery cut off of September 20, 2013. A settlement conference is scheduled for October 31, 2012. No trial date has been set in this action.

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

We believe that we have meritorious claims and defenses and intend to defend the GSK Complaint, and prosecute the XenoPort Complaint, vigorously. We cannot predict the outcome of the litigation related to the GSK Complaint and the XenoPort Complaint, when or if the agreement will be terminated or the ultimate terms of any termination of the agreement or resolution of the dispute. These lawsuits are subject to inherent uncertainties, including with respect to the timing and ultimate outcome of any resolution thereof, and the actual cost of pursuing or defending these lawsuits depends upon many unknown factors. Pursuing or defending these legal proceedings is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we have incurred and may continue to incur substantial legal fees and costs in connection with this litigation, and may not prevail in either of these legal proceedings. In addition, the uncertainty of the litigation could lead to more volatility in our stock price and more uncertainty as to the prospects for Horizant. From time to time, we may be involved in additional litigation relating to claims arising out of our ordinary course of business.

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

Risks Related to Our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never sustain profitability.*

We have a limited operating history and have incurred cumulative losses of $454.6 million since our inception in May 1999 through September 30, 2012, including net losses of $16.8 million and $18.8 million for the three months ended September 30, 2012 and 2011, respectively, and net losses of $33.9 million and $16.5 million for the nine months ended September 30, 2012 and 2011, respectively. If we decide to establish a sales force or conduct significant development of or achieve regulatory approval of additional product candidates, we will incur significant expenses. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

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

Our success depends substantially on the success of Horizant and Regnite, and we currently depend on GSK and Astellas to commercialize Horizant and Regnite, respectively. If GSK and Astellas do not successfully market and sell Horizant and Regnite, we may be unable to generate significant product revenue from Horizant and Regnite.*

GSK commercially launched Horizant in the United States in July 2011. Until such time, if any, as we exercise the right to revert to a net sales royalty under the GSK collaboration agreement, assuming the agreement is not terminated, we are sharing profits and losses from net sales of Horizant. Although we have elected the co-promotion arrangement, we have the right to delay the deployment of our sales force for up to three years following the approval of Horizant in the United States, and our share of losses from the joint profit and loss, or P&L, will be forgiven up to a maximum of $10.0 million. Under the terms of the collaboration agreement, prior to the time that we establish our sales force, GSK remains responsible for the commercialization of Horizant for RLS, PHN and any other indications that may obtain regulatory approval in the United States. We have limited control over the amount and timing of resources that GSK dedicates to the marketing of Horizant. Our ability to generate revenue from our co-promotion and contingent payments from GSK depends on GSK’s ability to achieve market acceptance of, and to otherwise effectively market, Horizant for the treatment of RLS and for the management of PHN. For the three and nine months ended September 30, 2012, net sales in the United States of Horizant as recorded by GSK were only $1.6 million and $4.4 million, respectively. We believe that GSK has failed to devote sufficient resources to the commercialization, marketing and distribution of Horizant, including by failing to develop or expand the sales forces necessary for the most effective promotion of Horizant. For example, as part of a restructuring within its organization in 2011, GSK realigned its promotion efforts on Horizant, including reducing the number of territories represented by its neurology-focused sales team primarily promoting Horizant from approximately 500 to 300 territories. In addition, in 2011, GSK announced new corporate policies, including that it would no longer use individual sales targets as a component of compensation for its sales force. In January 2012, we delivered a notice of dispute and notice of breach and termination to GSK, and in February 2012, we and GSK each initiated legal proceedings in connection with the collaboration agreement. We cannot predict the timing or potential resolution of this dispute and the legal proceedings. If our collaboration agreement with GSK is not terminated and GSK does not increase the amount of resources promoting Horizant, the commercial potential of Horizant will be harmed or limited and our business will suffer. In the event that commercialization rights to Horizant revert to us, we may be unable to successfully market and sell Horizant or enter into arrangements with third parties to do so.

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

We cannot predict the outcome of the litigation related to the GSK Complaint and the XenoPort Complaint, when or if the collaboration agreement will be terminated or the ultimate timing or terms of any termination of the agreement, any resolution of the dispute or any reversion of the commercialization rights to Horizant to us. These lawsuits are subject to inherent uncertainties, including with respect to the timing and ultimate outcome of any resolution, and the actual cost of pursuing or defending these lawsuits depends upon many unknown factors. Pursuing and defending these legal proceedings is also time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we have incurred and may continue to incur substantial legal fees and costs, and we may not prevail in either of these legal proceedings. In addition, the uncertainty of the litigation could lead to more volatility in our stock price and more uncertainty as to the prospects for Horizant.

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

Our success also depends substantially on our product candidates that are still under development. If we or our collaborative partners are unable to bring any of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be reduced.*

Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of our product candidates. We have initiated a Phase 3 clinical program to evaluate our product candidate, arbaclofen placarbil, or AP (previously known as XP19986), for the potential treatment of spasticity in multiple sclerosis, or MS, patients. Our other product candidates are either in Phase 2 or Phase 1 clinical development. Any of our product candidates could be unsuccessful if it:

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

For example, in March 2011, we announced that we would not be investing further in the development of AP at this time as adjunctive treatment of gastroesophageal reflux disease, or GERD, following completion of a Phase 2 clinical trial of AP that did not demonstrate statistically significant improvements of AP over placebo in the analysis of the primary endpoint. In addition, in December 2011, following our preliminary results of a Phase 2 clinical trial of XP21279 for the potential treatment of patients with Parkinson’s disease who were experiencing motor fluctuations, we announced that we were deferring further investment in the program pending the outcome of discussions with regulatory authorities and availability of resources. Following our End-of-Phase 2 meeting with the FDA in June 2012, we plan to continue development of XP21279 to the extent our resources permit or we enter into a collaboration with a third party, which we may be unable to do. If our resources prove insufficient for the continuing development of XP21279 or we are unable to establish a collaboration with a third party for the development and commercialization of XP21279, we may be unable to significantly advance its development or we may determine to discontinue our development of XP21279. If we or our collaborative partners are unable to make additional product candidates commercially available, we may not be able to generate substantial product revenues, which would adversely affect our business and financial condition. The results of our clinical trials to date do not provide assurance that acceptable efficacy or safety will be shown upon completion of future clinical trials.

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

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the timing and amount of our share of operating losses from Horizant;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from Horizant, Regnite and our other potential products;

•	the timing of any milestone and contingent event-based payments under our collaboration agreements;

•	the costs and expenses associated with the litigation proceedings related to GSK;

•

if we establish a sales force, the timing and costs of our establishment of a sales force to support our co-promotion of Horizant for the treatment of RLS and the management of PHN or to support the commercialization of Horizant if the commercialization rights to Horizant revert to us;

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

If our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans, we will not be able to commercialize our product candidates.*

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. A failure of one or more of our clinical trials could occur at any stage of testing. For example, in July 2010, GSK announced top-line results from a 30-week, double-blind, placebo-controlled, Phase 2 clinical trial of Horizant as a potential prophylactic treatment for migraine headaches in which Horizant did not demonstrate a statistically significant improvement on the primary endpoint when compared to placebo. Long-term safety concerns may also prevent the approval of any of our product candidates by a regulatory authority. For example, in February 2010, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats precluded FDA approval of the Horizant NDA for RLS in its form at that time. In addition, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. Moreover, the results of clinical trials by third parties evaluating a prodrug sharing the same parent drug as our prodrug candidate, including prodrugs of MMF such as BG-12 being developed by Biogen Idec, may not be indicative of the results in clinical trials that we may conduct with our prodrug candidate, including XP23829. Further, unfamiliarity with novel patient-reported outcome tools, trial assessments or endpoints or with certain patient populations, including related subject drop-out rates, could result in additional cost, delay or failure of our clinical trials. For example, as part of the first clinical program we have conducted in MS patients, based on our discussions with the FDA and in connection with a higher than expected drop-out rate, we have modified our six-month, open-label, safety clinical trial of AP for subjects who complete the 13-week pivotal Phase 3 efficacy trial in an effort to ensure that our development program for AP meets the patient exposure requirements previously established with the FDA. As such, the protocol for the open-label safety trial has been modified to allow patients to directly enter the trial without prior participation in the pivotal Phase 3 trial and be dosed for up to nine months. We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process, which could delay or prevent our or our collaborative partners’ ability to commercialize our product candidates, including:

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

The trend toward managed healthcare in the United States and the changes in health insurance programs, as well as the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, enacted in 2010, may result in lower prices for pharmaceutical products, including Horizant or any other products that may result from our product candidates. In addition, any future regulatory changes regarding the healthcare industry or third-party coverage and reimbursement may affect demand for Horizant or any other products that we may develop and could harm our sales and profitability.

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

Products that we believe compete with Horizant in the United States include the following drugs approved for the treatment of RLS: Mirapex (pramipexole) from Boehringer Ingelheim and generic pramipexole; Requip (ropinirole) from GSK and generic ropinirole; and Neupro (the rotigotine transdermal system), a dopamine agonist patch from UCB, Inc., which was approved in April 2012 by the FDA for the treatment of RLS. In Japan, we believe that Regnite competes with pramipexole, which was approved in 2010 for the treatment of RLS. In addition, Otsuka Pharmaceutical Co., Ltd. filed an NDA in Japan in December 2011 for the rotigotine transdermal system, which, if approved, could compete with Regnite.

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

Products that could compete with XP21279, our product candidate that is a Transported Prodrug of levodopa, include: generic levodopa/carbidopa drugs and other drugs approved for the treatment of Parkinson’s disease, including Stalevo, a combination therapy of levodopa/carbidopa/entacapone that is marketed in the United States by Novartis Inc.; dopamine agonists such as Mirapex (pramipexole) as well as Requip (ropinirole) and Requip XL (ropinirole extended-release tablets), which are marketed by Boehringer Ingelheim and GSK, respectively; generic dopamine agonists, including pramipexole and ropinirole; and Neupro (the rotigotine transdermal system), a dopamine agonist patch from UCB, which was approved in April 2012 by the FDA for the treatment of Parkinson’s disease. In December 2011, Impax submitted an NDA for Rytary (previously known as IPX066), an extended-release formulation of levodopa/carbidopa. In October 2012, the FDA extended the PDUFA date for its review of the Rytary NDA from October 2012 to January 2013. Other therapies under development in the United States include levodopa/carbidopa formulations such as a levodopa/carbidopa gel delivered by a portable pump directly into the duodenum being developed by Abbott Laboratories, as well as DM-1992 and OS-320 (extended-release formulations of levodopa/carbidopa being developed by Depomed and Osmotica Pharmaceutical Corp., respectively).

Products that could compete with XP23829, our product candidate that is a prodrug of monomethyl fumarate, or MMF, include oral and injectable agents that are approved in the United States for the treatment of relapsing-remitting MS, or RRMS. These include oral agents such as Gilenya (fingolimod), marketed by Novartis, and Aubagio (teriflunomide), marketed by Sanofi-Aventis, as well as injectable formulations of interferon-beta1a and beta1b isoforms that include Avonex, which is marketed by Biogen Idec Inc., Rebif, marketed by Merck Serono S.A. and Betaseron and Extavia, which are marketed by Bayer AG/Novartis. In addition, Copaxone (glatiramer acetate), an injectable mixture of peptides that is marketed by Teva Pharmaceutical Industries Ltd., is also widely used for the treatment of RRMS. XP23829 could also compete with Tysabri (natralizumab), a monthly intravenously-infused antibody that is marketed by Biogen Idec. There are also a number of possible competitive products that are in late-stage product development. For example, in February 2012, Biogen Idec submitted an NDA for BG-12, a dimethyl fumarate formulation that is a prodrug of MMF. In October 2012, the FDA extended the PDUFA date for its review of the BG-12 NDA from December 2012 to March 2013. Other therapies in late-stage clinical development in the United States include Movecto (oral cladribine) from Merck KGaA/Teva, BIIB-017 (PEG-IFN-beta1a) from Biogen Idec, Daclizumab from Abbott/Biogen Idec, Laquinimod from Teva and Lemtrada (alemtuzumab) from Genzyme Corp/Sanofi-Aventis/Bayer/Takeda Pharmaceutical.

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

Our and our collaborators’ ability to obtain patents is highly uncertain because, to date, some legal principles remain unresolved, there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States and the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Furthermore, the policies governing biotechnology patents outside the United States are even more uncertain. Changes in either patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that raise the standards for assessing patentability, affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office has developed and is developing regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act became effective in September 2012 or are still yet to become effective. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

As part of the approval process of our product candidates in the United States, the FDA may determine that the product candidates be granted an exclusivity period during which other manufacturers’ applications for approval of generic versions of our products will not be granted. Generic manufacturers often wait to challenge the patents protecting products that have been granted exclusivity until one year prior to the end of the exclusivity period. For example, the FDA granted Horizant five years of regulatory exclusivity based on it being a new chemical entity. It is possible that generic manufacturers are considering attempts to seek FDA approval for a similar or identical drug as Horizant through an abbreviated NDA, which is the application form typically used by manufacturers seeking approval of a generic drug. If our patents are subject to challenges, we may need to spend significant resources to defend such challenges and we may not be able to defend our patents successfully.

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

Third-party claims of intellectual property infringement would require us to spend significant time and money and could prevent us from developing or commercializing our products.*

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering products or other technologies of interest to us that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. For example, we are aware of a family of third-party patent applications relating to prodrugs of gabapentin. We believe the applications have been abandoned in the United States, the European Patent Office, Canada, Australia and the United Kingdom. Additionally, with respect to the development of XP23829, we are aware of third-party patents relating to the use of MMF in the treatment of MS and of other third-party patents relating to the use of fumarates in the treatment of psoriasis. We are also aware of third-party patents relating to the use of baclofen in the treatment of GERD. With respect to the claims contained in these patent applications and patents, we believe that our activities do not infringe the patents at issue and/or that the third-party patent or patent applications are invalid. In addition, we believe that in all countries in which we hold or have licensed rights to patents or patent applications related to Horizant, Regnite or gabapentin enacarbil, the composition-of-matter patents relating to gabapentin have expired. Similarly, we believe that in all countries in which we hold rights to patents or patent applications related to AP, the composition-of-matter patents relating to baclofen have expired. However, it is possible that a judge or jury will disagree with our conclusions regarding non-infringement, invalidity and/or expiration, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. Licenses required under any of these patents may not be available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to develop, commercialize and sell Horizant, Regnite or our product candidates. We believe that there may continue to be significant litigation in the biotechnology and pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.

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

Horizant and Regnite remain, and our product candidates, if they receive marketing approval, will remain, subject to ongoing regulatory review. If we or our collaborative partners fail to comply with continuing regulations, these approvals could be rescinded and the sale of our products could be suspended.*

Any regulatory approval to market a product could be conditioned on conducting additional, costly, post-approval studies or implementing a risk evaluation and mitigation strategy or could contain strict limits on the indicated uses included in the labeling. For example, the FDA approval for Horizant for the treatment of RLS included requirements for GSK to conduct a program of post-marketing commitments, or PMCs and post-marketing requirements, or PMRs, in adults, including a 12-week, double-blind, placebo-controlled efficacy study evaluating 300 mg, 450 mg and 600 mg tablets of Horizant dosed once per day, two simulated driving studies, a drug-drug interaction study with morphine and a QTc study. GSK also agreed to conduct a pediatric program for subjects 13 years and older. The pediatric clinical program, which is scheduled to commence after requested adult data is obtained and reviewed by the FDA, includes a pharmacokinetics, or PK, study, a parallel, fixed-dose response efficacy study, a long-term safety study and a simulated driving study. The specific protocol submission and trial completion dates for these PMCs/PMRs range from April 2011 through July 2024. In the event that rights to Horizant revert to us, we may be responsible for fulfilling the remaining post-marketing study requirements, which could increase our costs and divert management time and resources away from our commercialization efforts or the development of our product candidates. In addition, Horizant has certain warnings and precautions in the label, including information that Horizant causes significant driving impairment.

A medication guide, which contains information about the labeling intended for the patient, is also required to be distributed with Horizant. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us or our collaborative partners to withdraw it from the market or impede or delay our or our collaborative partners’ ability to obtain regulatory approvals in additional countries or indications. In addition, the manufacturer of the product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing approval, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to the product remain subject to extensive regulatory requirements.

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

In March 2010, the PPACA became law in the United States. PPACA substantially changes the way healthcare is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

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

Due to these fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good predictor of our future performance. For example, due primarily to the recognition of revenues from up-front, milestone and contingent event-based payments from our collaboration agreements with Astellas and GSK, we were profitable in the three-month periods ended June 30, September 30 and December 31, 2007, for the year ended December 31, 2007 and in the three months ended June 30, 2011. However, while recognition of these revenues resulted in a profitable year for 2007 and profitability in the three months ended June 30, 2011, we incurred net losses in 2008, 2009, 2010 and 2011, and expect to incur net losses in 2012. In any particular financial period, the actual or anticipated fluctuations could be below the expectations of securities analysts or investors and our stock price could decline.

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*

As of October 15, 2012, our executive officers, directors and holders of 5% or more of our outstanding common stock, based upon information known to us and derived from Schedules 13G filed with the SEC, beneficially owned approximately 38.8% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If there are large sales of our common stock, the market price of our common stock could drop substantially.*

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of October 15, 2012, we had 42,961,345 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On October 24, 2012, we entered into a Second Amendment to Lease with SI 34 LLC with respect to our current office space at 3410 Central Expressway, Santa Clara, California, or, as amended, the 3410 Lease. The original term of the 3410 Lease commenced in December 2001. This amendment extends the term of the 3410 Lease for an additional two years, so that the 3410 Lease will expire in August 2015. This amendment also sets the base monthly rent schedule during the extended lease period. As of October 24, 2012, the approximate aggregate rent due over the remaining term of the 3410 Lease is $6.7 million, which includes approximately $4.7 million that is due over the two-year extended period. The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the amendment, which is filed as Exhibit 10.3.2 to this quarterly report on Form 10-Q.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (2)

3.3	Amended and Restated Bylaws(3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

4.1	Specimen Common Stock Certificate(5)

4.2	Form of Right Certificate(6)

4.3	Form of Registered Direct Common Warrant(7)

10.3.2	Second Amendment to Lease Agreement, dated October 24, 2012, by and between the Company and SI 34 LLC

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(8)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on May 18, 2012.
(3)	Incorporated herein by reference to Exhibit 3.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 30, 2008.
(8)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc. (Registrant)

October 25, 2012	/S/ RONALD W. BARRETT
Ronald W. Barrett
Chief Executive Officer and Director
(principal executive officer)

October 25, 2012	/S/ WILLIAM G. HARRIS
William G. Harris
Senior Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (2)

3.3	Amended and Restated Bylaws(3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

4.1	Specimen Common Stock Certificate(5)

4.2	Form of Right Certificate(6)

4.3	Form of Registered Direct Common Warrant(7)

10.3.2	Second Amendment to Lease Agreement, dated October 24, 2012, by and between the Company and SI 34 LLC

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(8)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on May 18, 2012.
(3)	Incorporated herein by reference to Exhibit 3.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 30, 2008.
(8)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.