Form 10-Q
period 2013-03-31
XENOPORT INC
filed 2013-04-24
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Total number of shares of common stock outstanding as of April 15, 2013: 47,402,054

XENOPORT, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

Horizant, Regnite, Transported Prodrug, XENOPORT and the XenoPort logo are trademarks of XenoPort, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except per share amounts)
Current assets:
Cash and cash equivalents	$21,011	$36,134
Short-term investments	94,115	102,868
Right to the Horizant business	13,557	13,557
Prepaids and other current assets	5,113	2,529

Total current assets	133,796	155,088
Property and equipment, net	1,383	1,528
Restricted investments and other assets	2,349	2,432

Total assets	$137,528	$159,048

Current liabilities:
Accounts payable	$2,178	$567
Accrued compensation	2,880	4,875
Accrued restructuring charges	548	993
Accrued preclinical and clinical costs	4,882	4,397
Other accrued liabilities	2,426	1,424
Deferred revenue	1,515	1,515

Total current liabilities	14,429	13,771
Deferred revenue	12,374	12,753
Other noncurrent liability	2,314	2,314
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 47,402 and 47,068 shares issued and outstanding, at March 31, 2013 and December 31, 2012, respectively	47	47
Additional paid-in capital	583,509	581,741
Accumulated other comprehensive income	3	22
Accumulated deficit	(475,148)	(451,600)

Total stockholders’ equity	108,411	130,210

Total liabilities and stockholders’ equity	$137,528	$159,048

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Revenues:
Collaboration revenue	$379	$10,379
Royalty revenue	80	—

Total revenues	459	10,379

Operating expenses:
Research and development	13,353	12,178
Selling, general and administrative	10,735	7,400

Total operating expenses	24,088	19,578

Loss from operations	(23,629)	(9,199)
Interest income	81	55

Net loss	(23,548)	(9,144)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for sale securities	(19)	12

Comprehensive loss	$(23,567)	$(9,132)

Basic and diluted net loss per share	$(0.50)	$(0.26)

Shares used to compute basic and diluted net loss per share	47,249	35,629

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Operating activities
Net loss	$(23,548)	$(9,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	313	615
Accretion of investment discounts and amortization of investment premiums, net	314	233
Stock-based compensation expense	3,344	3,361
Changes in assets and liabilities:
Prepaids and other current and noncurrent assets	(2,501))	83
Accounts payable	1,611	(40)
Accrued compensation	(1,995)	(1,577)
Accrued restructuring charges	(445)	(398)
Accrued preclinical and clinical costs	485	(1,455)
Other accrued liabilities	1,002	(27)
Deferred revenue	(379)	(379)

Net cash used in operating activities	(21,799)	(8,728)

Investing activities
Purchases of investments	(34,242)	(32,579)
Proceeds from maturities of investments	42,662	28,975
Purchases of property and equipment	(168)	(18)

Net cash provided by (used in) investing activities	8,252	(3,622)

Financing activities
Net cash used in issuance of common stock and exercise of stock options	(1,576)	(501)

Net cash used in financing activities	(1,576)	(501)

Net decrease in cash and cash equivalents	(15,123)	(12,851)
Cash and cash equivalents at beginning of period	36,134	25,386

Cash and cash equivalents at end of period	$21,011	$12,535

The accompanying notes are an integral part of these interim financial statements

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

On November 8, 2012, the Company reached an agreement with Glaxo Group Limited, or GSK, to terminate the Amended and Restated Development and Commercialization Agreement dated November 7, 2010, between the Company and GSK.

Under the terms of the November 2012 termination and transition agreement, during a transition period that will end on April 30, 2013, GSK will continue to exclusively commercialize, promote, manufacture and distribute Horizant (gabapentin enacarbil) Extended-Release Tablets in the United States. The Company is no longer eligible to receive any further milestone payments from GSK and will not receive any revenue or incur any losses from GSK’s sales of Horizant during the transition period. GSK will also continue to fully fund the costs associated with the management and conduct of required post-marketing clinical studies initiated by GSK prior to the date of the termination and transition agreement. In addition, GSK will provide to the Company inventory of gabapentin enacarbil in GSK’s possession that is not required for use by GSK in the manufacture of Horizant. In exchange for such inventory, the Company will make annual payments to GSK of $1,000,000 for six years beginning in 2016, which is recorded as “Other noncurrent liability” on the Company’s Balance Sheet for the periods ended March 31, 2013 and December 31, 2012. On May 1, 2013, the Company will assume all responsibilities for further development, manufacturing and commercialization of Horizant in the United States. GSK is responsible for the commercial manufacture and supply of Horizant during the transition period, and the Company has elected to have GSK continue to supply Horizant tablets to the Company for up to six months following the transition period on pricing terms established under the termination and transition agreement.

Pursuant to a separate stock purchase agreement, or SPA, entered into between the Company and GSK on November 8, 2012, GSK purchased $20,000,000 of the Company’s common stock, or an aggregate of 1,841,112 shares at $10.863 per share, which per share price represented a 12.5 percent premium to the average of the closing prices of the Company’s common stock for the ten trading days prior to October 31, 2012. In addition, on November 9, 2012, the Company exercised a put option requiring GSK to purchase an additional 2,190,100 shares of the Company’s common stock at $9.132 per share, which per share price represented a 12.5 percent premium to the average of the closing prices of the Company’s common stock for the ten trading days prior to November 9, 2012.

This termination and transition agreement between the Company and GSK also provided for a mutual release of claims and resolved all ongoing litigation between the parties.

Basis of Preparation

The accompanying financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2013 and comprehensive losses and cash flows for the three months ended March 31, 2013 and 2012. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, is the single source of authoritative U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013, or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, on March 14, 2013.

2. Collaboration Agreement

Astellas Pharma Inc.

In December 2005, the Company entered into an agreement pursuant to which it licensed to Astellas Pharma Inc., exclusive rights to develop and commercialize gabapentin enacarbil in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. In the quarters ended March 31, 2013 and 2012, the Company recognized revenue of $379,000, representing amortization of the up-front license payment under this agreement. In the three months ended March 31, 2012, the Company recognized a $10,000,000 milestone payment in connection with the approval of Regnite (gabapentin enacarbil) Extended-Release Tablets in Japan. In the three months ended March 31, 2013, the Company recognized $80,000 in royalty revenue based on the fourth quarter 2012 net sales of Regnite in Japan. No royalty revenue was received in the three months ended March 31, 2012. As of March 31, 2013, the Company had recognized an aggregate of $51,300,000 of revenue pursuant to this agreement. At March 31, 2013, $13,889,000 of revenue was deferred under this agreement, of which $1,515,000 was classified within current liabilities and the remaining $12,374,000 was recorded as a noncurrent liability.

3. Acquisition and Acquisition-Related Items

The Company accounted for the November 2012 termination and transition agreement and the stock purchase agreement with GSK as an equity purchase and an acquisition of assets in accordance with the provisions of the Business Combinations topic of the Codification. Under the provisions of the Business Combinations topic, the acquisition date for a business is the date on which the Company obtains control of the acquiree. The Company will obtain control of the Horizant business at the end of the transition period, or May 1, 2013. Accordingly on November 8, 2012, the transaction did not meet the definition of a business combination, and the Company accounted for the transaction as an acquisition of assets and recorded $13,557,000 for the right to the Horizant business. The value of the Horizant business, based on a discounted cash flow analysis, is the present value of the Company’s estimated future cash flows attributable to the Horizant business.

4. Net Loss per Share

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

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net loss	$(23,548)	$(9,144)

Denominator:
Weighted-average common shares outstanding	47,249	35,629

Basic and diluted net loss per share	$(0.50)	$(0.26)

Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Restricted stock units and options to purchase common stock	7,151	6,568
Warrants outstanding	283	305

	7,434	6,873

5. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

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

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2013:
Cash	$1,943	$—	$—	$1,943
Money market funds	9,612	—	—	9,612
U.S. treasury securities	4,000	—	—	4,000
U.S. government-sponsored agencies	4,397	1	—	4,398
Corporate debt securities	95,171	19	(17)	95,173
Certificates of deposit	1,955	—	—	1,955

	$117,078	$20	$(17)	$117,081

Reported as:
Cash and cash equivalents				$21,011
Short-term investments				94,115
Restricted investments				1,955

				$117,081

As of December 31, 2012:
Cash	$915	$—	$—	$915
Money market funds	20,897	—	—	20,897
U.S. government-sponsored agencies	11,329	1	—	11,330
Corporate debt securities	105,839	32	(11)	105,860
Certificates of deposit	1,955	—	—	1,955

	$140,935	$33	$(11)	$140,957

Reported as:
Cash and cash equivalents				$36,134
Short-term investments				102,868
Restricted investments				1,955

				$140,957

At March 31, 2013 and December 31, 2012, the contractual maturities of all investments held were less than one year. All investments have been designated as available-for-sale and changes to unrealized gains and losses are reflected as the only component of accumulated other comprehensive income. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity may be one year or more beyond the current balance sheet date.

No gross realized gains or losses were recognized and accordingly there were no amounts reclassified out of accumulated other comprehensive income to earnings in the three months ended March 31, 2013 and 2012.

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value on a recurring basis and are classified at the following fair value hierarchy (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total As of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$9,612	$9,612	$—	$—
U.S. treasury securities	4,000	—	4,000	—
U.S. government-sponsored agencies	4,398	—	4,398	—
Corporate debt securities	95,173	—	95,173	—

Total	$113,183	$9,612	$103,571	$—

		Fair Value Measurements at Reporting Date Using
Description	Total As of December, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$20,897	$20,897	$—	$—
U.S. government-sponsored agencies	11,330	—	11,330	—
Corporate debt securities	105,860	—	105,860	—

Total	$138,087	$20,897	$117,190	$—

6. Stock-Based Compensation

Details of the Company’s employee non-cash stock-based compensation were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Research and development	$1,196	$1,115
Selling, general and administrative	2,148	2,246

	$3,344	$3,361

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates with an initial focus on neurological disorders. Our innovative product and product candidates are prodrugs that are typically created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct limitations in the oral absorption, distribution and/or metabolism of the parent drug. Our marketed product and each of our product candidates are orally-available, patented molecules that address potential markets with clear unmet medical needs. Our marketed product is approved in the United States, where it is known as Horizant (gabapentin enacarbil) Extended-Release Tablets, and in Japan, where it is known as Regnite (gabapentin enacarbil) Extended-Release Tablets. Horizant is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, and for the management of postherpetic neuralgia, or PHN, in adults. Regnite is approved by the Japanese Ministry of Health, Labor and Welfare, or MHLW, as a treatment for patients with RLS.

In addition to our marketed product, we have three product candidates in clinical development. Our lead product candidate, arbaclofen placarbil, or AP, is a potential treatment for patients with spasticity. We are conducting a pivotal Phase 3 clinical trial for AP as a potential treatment for spasticity in patients with multiple sclerosis, or MS, and we anticipate top-line results will be available later in the second quarter of 2013. Our second product candidate, XP21279, is a potential treatment for patients with advanced idiopathic Parkinson’s disease, and we plan to continue development of XP21279 to the extent our resources permit or we enter into a collaboration with a third party. We are evaluating our third product candidate, XP23829, in Phase 1 studies with healthy subjects to determine its safety and pharmacokinetic profile. We believe that XP23829 could be a potential treatment for patients with relapsing-remitting MS, or RRMS, psoriasis and/or certain other disorders where the mechanism of action of XP23829 may be relevant.

On November 8, 2012, we executed a termination and transition agreement with Glaxo Group Limited, or GSK, that terminated our development and commercialization agreement with respect to Horizant, and also provided for a mutual release of claims and resolved all ongoing litigation between the parties. Pursuant to the termination and transition agreement, during a transition period that will end on April 30, 2013, GSK will continue to exclusively commercialize, promote, manufacture and distribute Horizant in the United States. We are no longer eligible to receive any further milestone payments from GSK and will not receive any revenue or incur any losses from GSK’s sales of Horizant during the transition period. In addition, GSK will provide to us inventory of gabapentin enacarbil in GSK’s possession that is not required for use by GSK in the manufacture of Horizant. In exchange for such inventory, we will make annual payments to GSK of $1.0 million for six years beginning in 2016. Following the transition period, we will assume all responsibilities for further development, manufacturing and commercialization of Horizant in the United States. We have elected to have GSK continue to supply Horizant tablets to us for up to six months following the transition period. Recently, however, GSK has experienced manufacturing delays that have resulted in a stockout of Horizant, meaning that an insufficient amount of Horizant is in the supply chain to meet the demand of orders by pharmacies and wholesalers. GSK continues to have sole responsibility for the manufacture and supply of Horizant during the transition period and is working to resolve the manufacturing issues with its contract manufacturer. Although the timing is not yet certain, we are hopeful that new inventory of Horizant will be available in pharmacies in June. We are in the process of completing preparations to assume all other responsibilities for Horizant, including the deployment of our contract sales force and other commercialization efforts to fully support Horizant product sales in the United States. However, as a result of the stockout, we anticipate that the implementation of our full commercial promotion of Horizant will be delayed until a sufficient supply of Horizant is available. Assuming such supply of Horizant is available in June, we do not believe this manufacturing delay will impact our Horizant product sales in 2013. We have limited control over the manufacturing of Horizant by GSK and its contract manufacturer, and if they experience further manufacturing delays or issues, our ability to fully commercialize Horizant could be further delayed, the further demand for and product sales of Horizant could be reduced and our business could be harmed.

Revenues recognized through March 31, 2013 were primarily comprised of up-front, milestone and contingent event-based payments from our collaboration agreement. However, as a result of our termination and transition agreement with GSK and the return of the commercialization rights to Horizant to us, we expect the future composition of our revenues to consist primarily of revenues from Horizant product sales. However, we have no experience in commercializing products on our own, and have only limited management expertise in developing a commercial operation. To assume control of and to be prepared to commercialize Horizant, we will need to continue our efforts to expand our organization and infrastructure substantially. The expenses of establishing sales and marketing capabilities and a distribution and supply chain infrastructure will be substantial and these costs may exceed any revenues that we are able to generate from Horizant product sales. In the three months ended March 31, 2013 and 2012, net sales in the United States of Horizant as recorded by GSK were $1.2 million and $1.3 million, respectively.

If we are not able to build the appropriate capabilities and infrastructure prior to the transition of responsibilities to us for the commercialization, promotion, manufacturing and distribution of Horizant, sales of Horizant could suffer and our business will be harmed. Our future product sales of Horizant will be dependent upon the resolution of the stockout and the timing thereof, the success of our strategies for commercialization, promotion, manufacturing and distribution, as well as our ability to successfully execute on these activities and to comply with applicable laws, regulations and regulatory requirements. Specifically, our strategy includes our contract sales organization focusing our promotion on specialty doctors in certain geographic territories. However, our commercialization strategy for Horizant is unproven, and our commercialization efforts may not be successful. In addition, our lack of commercialization experience, as an organization and with respect to Horizant product sales, will make future operating results difficult to predict.

Gabapentin enacarbil is licensed to Astellas Pharma Inc. in Japan and five other Asian countries. In July 2012, Astellas initiated sales of Regnite in Japan. We are entitled to receive percentage-based high-teen royalties on net sales of Regnite in Japan, and the royalties will be recognized when royalty payments are received. In the three months ended March 31, 2013, the royalty revenue from net sales of Regnite in Japan was less than $0.1 million. We expect royalty revenues from our collaboration with Astellas to fluctuate based on the results of their commercialization, marketing and distribution efforts of Regnite in Japan. Additionally, we expect revenues to fluctuate to the extent we enter into new collaborative agreements for our marketed product or any of our product candidates.

We expect our research and development expenses to increase in 2013 primarily due to the AP Phase 3 spasticity and XP23829 development programs. The timing and amount of research and development expenses incurred will primarily depend upon the extent of current or future clinical trials for AP and XP23829 as well as the related expenses associated with our development organization, regulatory requirements for our product candidates, advancement of our preclinical program, product candidate manufacturing costs and our ability to raise additional funds. Our future research and development expenses are subject to numerous assumptions that may prove to be wrong and also are subject to risks related to the difficulty and uncertainty of clinical success and regulatory approvals of our product candidates.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, stock-based compensation, fair value measurements and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and significant judgments and estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Three Months Ended March 31, 2013 and 2012

Revenues

Our collaboration revenue consisted of the recognition of revenues from up-front and milestone payments from our collaboration with Astellas. Our royalty revenue is also from our collaboration with Astellas.

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(In thousands, except percentages)
Collaboration revenue	$379	$10,379	$(10,000)	(96)%
Royalty revenue	80	—	80	100%

Total revenues	$459	$10,379	$(9,920)	(96)%

The decrease in collaboration revenue in the three months ended March 31, 2013 compared to the same period in 2012 was due to the recognition of a $10.0 million milestone payment from Astellas in connection with the approval of Regnite in Japan in 2012.

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

Research and Development Expenses

Research and development expenses consisted of costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to development related regulatory filings.

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(In thousands, except percentages)
Research and development	$13,353	$12,178	$1,175	10%

The increase in research and development expenses in the three months ended March 31, 2013 compared to the same period in 2012 was principally due to the following:

•	increased net costs for XP23829 of $1.1 million primarily due to increased clinical activities; and

•	increased net costs for AP of $0.8 million due to increased manufacturing activities partially offset by decreased clinical activities; partially offset by

•	decreased compensation and benefits costs of $0.8 million.

We expect our research and development expenses to increase in 2013 primarily due to the AP Phase 3 spasticity and XP23829 development programs. The timing and amount of research and development expenses incurred will primarily depend upon the extent of current or future clinical trials for AP and XP23829 as well as the related expenses associated with our development organization, regulatory requirements for our product candidates and product candidate manufacturing costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation for executive, sales, marketing, finance, legal, compliance and administrative personnel. Other sales, general and administrative expenses include facility costs not otherwise included in research and development expenses, the cost of market research activities, legal and accounting services, other professional services and consulting fees.

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(In thousands, except percentages)
Selling, general and administrative	$10,735	$7,400	$3,335	45%

The increase in selling, general and administrative expenses in the three months ended March 31, 2013 compared to the same period in 2012 was principally due to increased professional fees of $1.9 million, marketing and sales costs of $0.7 million and compensation and benefits costs of $0.7 million.

Pursuant to our termination and transition agreement with GSK, after the end of the transition period on April 30, 2013, we will be responsible for the commercialization and promotion of Horizant in the United States. Accordingly, we expect substantial increases in 2013 in selling, general and administrative expenses compared to 2012 levels as we establish and maintain sales, marketing, distribution and other commercial capabilities largely through third party service providers.

Interest Income

Interest income consisted primarily of interest earned on our cash equivalents and short-term investments.

	Three Months Ended March 31,		Change
	2013	2012	$	%
	(In thousands, except percentages)
Interest income	$81	$55	$26	47%

The increase in interest income in the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to higher average cash and cash equivalents and short-term investment balances.

Liquidity and Capital Resources

	As of March 31, 2013	As of December 31, 2012
	(In thousands)
Cash, cash equivalents and short-term investments	$115,126	$139,002
Working capital	119,367	141,317
Restricted investments	1,955	1,955

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash provided by (used in):
Operating activities	$(21,799)	$(8,728)
Investing activities	8,252	(3,622)
Financing activities	(1,576)	(501)
Capital expenditures (included in investing activities above)	168	18

Due to our significant research and development expenditures, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our equity securities, non-equity payments from our collaborators and interest earned on investments. At March 31, 2013, we had available cash and cash equivalents and short-term investments of $115.1 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including corporate debt securities, investments backed by U.S. government-sponsored agencies, U.S. treasury instruments and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $21.8 million and $8.7 million in the three months ended March 31, 2013 and 2012, respectively. The net cash used in operating activities in the three months ended March 31, 2013 and 2012 primarily reflected our net loss, partially offset by non-cash stock-based compensation.

Net cash provided by (used in) investing activities primarily reflected the timing of purchases of investments and proceeds from maturities of investments.

Net cash used in financing activities reflected net cash used in the issuance of common stock and exercise of stock options.

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements into the second quarter of 2014. We have based our estimate of cash sufficiency on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our collaboration agreement with Astellas. Pursuant to the termination and transition agreement with GSK, upon the expiration of the transition period on April 30, 2013, we will be responsible for all Horizant commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, sales of Horizant may be less than we anticipate or the current Horizant manufacturing delays could be longer than expected, all of which could accelerate our need for additional capital. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our marketed product and product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the timing, receipt and amount of sales or royalties from Horizant, Regnite and our other potential products;

•	the timing and costs of our establishment and maintenance of a sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote Horizant;

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the cost of manufacturing clinical and commercial supplies of Horizant and our product candidates;

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

If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are, or anticipate that we may be, unable to raise additional funds when needed, we may terminate or delay clinical trials for one or more of our product candidates, curtail or delay significant drug development programs or reduce the amount of resources devoted to medical affairs, advertising, promotion or sales of Horizant.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes during the three months ended March 31, 2013 to our market risk exposure disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, as of March 31, 2013, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) or 15d-15(e)) were effective.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2013.

Risks Related to our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never obtain profitability.*

We have incurred cumulative losses of $475.1 million since our inception in May 1999, including net losses of $23.5 million and $9.1 million for the three months ended March 31, 2013 and 2012, respectively. We have made and expect to continue to make substantial expenditures in connection with our planned commercialization of Horizant (gabapentin enacarbil) Extended-Release Tablets and to further develop and potentially commercialize our product candidates, and we anticipate that our rate of spending will accelerate as a result of the increased costs and expenses associated with establishing sales, marketing and commercial capabilities as well as those associated with research, development, clinical trials, manufacturing and potential regulatory approvals and commercialization of our product candidates. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

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

To date, we have not generated any product sales revenue from Horizant nor substantial revenue from Regnite. We have financed our operations primarily through the sale of equity securities, non-equity payments from collaborative partners and interest earned on investments. We have devoted substantially all of our past efforts to research and development, including clinical trials. We have devoted substantial efforts to the preparation for Horizant commercial operations, and we expect substantial increases in selling, general and administrative expenses compared to 2012 levels as we establish and maintain sales, marketing and commercial capabilities, largely through third party service providers. If sales-related revenue from Horizant, Regnite or any other product candidate that receives marketing approval is insufficient, if we are unable to develop and commercialize our product candidates or if development is delayed, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our success depends substantially on the success of Horizant. If we are unable to establish and maintain sales, marketing, distribution, supply chain and other sufficient capabilities to sell Horizant, or enter into arrangements with third parties to do so, sales of Horizant and our business will be harmed.*

For the three months ended March 31, 2013 and the year ended December 31, 2012, net sales in the United States of Horizant as recorded by GSK were only $1.2 million and $6.5 million, respectively. To achieve profitability, we will need to generate substantially more product revenue from Horizant, Regnite or our other product candidates that may receive approval.

GSK commercially launched Horizant in the United States in 2011 and remains responsible for the commercialization of Horizant through the transition period ending April 30, 2013. We are planning to deploy a Horizant-dedicated sales team through a contract sales organization for the commercialization of Horizant following the end of this transition period. To assume control of, and be prepared to, commercialize Horizant, we will need to continue our efforts to expand our organization and infrastructure substantially. In this regard, in order for us to be able to commercialize Horizant, we have contracted with a contract sales organization to provide a sales force with appropriate technical expertise. We are also working to build, or contracting with third parties to build, a complete distribution and supply chain infrastructure. We may not be able to finalize such arrangements with third parties in a timely manner or on acceptable terms, or to fully implement sales, marketing, distribution and supply chain capabilities of our own. These activities have been, and will continue to be, time-consuming and require a significant expenditure of resources up-front prior to receiving any revenue from Horizant.

Factors that may inhibit or delay our efforts to commercialize Horizant or any other approved product candidates include:

•

the inability of our contract sales organization to provide a sales force with appropriate technical expertise or, with respect to potential future products, our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	with respect to Horizant, the resolution of the current unavailability of Horizant and the timing of such resolution;

•

the inability of sales personnel to obtain access to adequate numbers of physicians to provide appropriate information on the advantages and risks of prescribing Horizant or other products that may result from our product candidates;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage compared to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating or contracting for a sales and marketing organization.

The competition for qualified personnel in the pharmaceutical and biotechnology field is intense, and we may experience difficulties in recruiting, hiring and retaining qualified individuals. We have no experience commercializing products on our own, and we have only limited management expertise in developing a commercial organization. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize Horizant and compete effectively will depend, in part, on our ability to manage any future growth effectively. Due to our limited internal resources and the limited amount of time between the termination of the GSK collaboration agreement and the transfer of responsibility for Horizant, we have contracted, and anticipate that we will continue to contract, with third-party vendors to manage much of our growth and sales infrastructure. We will be at risk to the extent we rely on such third parties without effective oversight. In addition, such third-party contractors may not be the most efficient allocation of resources if we could implement such infrastructure internally in a more cost-effective manner. If we are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty commercializing Horizant or our product candidates, which would adversely affect our business and financial condition.

In addition, we are building these new commercial capabilities and related infrastructure in a compressed timeframe with limited resources, and such implementation needs to be sufficient for us to manage control of Horizant on May 1, 2013. Such infrastructure must include many complex operational matters, including processes, procedures, information technology and other systems that we have limited experience in managing. For example, we are building an infrastructure that is adequate to take over the management of the global safety database for Horizant and handle all pharmacovigilance reporting. If we are not able to build the appropriate capabilities and infrastructure prior to the Horizant transition scheduled for May 1, 2013, or such infrastructure is not fully adequate by May 1, 2013, including a functioning global safety database and adequate pharmacovigilance capabilities, sales of Horizant could suffer and our business will be harmed.

Problems in GSK’s manufacturing and supply chain have resulted in the unavailability, or a stockout, of Horizant, which will reduce the sales of Horizant by GSK and could reduce the sales of Horizant by us and harm our reputation and business.*

Manufacturing delays at GSK’s contract manufacturer have resulted in a stockout of Horizant, or an insufficient amount of Horizant in the supply chain to meet the demand of orders of Horizant by pharmacies and wholesalers. As a result, starting in March 2013, certain patients who have been prescribed, or are refilling prescriptions for, Horizant are not able to have such prescriptions filled. GSK continues to have sole responsibility for the manufacture and supply of Horizant during the transition period and is working to resolve the manufacturing issues with its contract manufacturer. Although we are hopeful that new inventory of Horizant will be available in pharmacies in June 2013, we cannot assure you that the stockout will be resolved by then or otherwise in a timely manner. As a result of the manufacturing delays, the implementation of our full commercial promotion of Horizant has been delayed and we anticipate will be delayed until a sufficient supply of Horizant is available. As a result of the stockout, sales of Horizant by GSK will be reduced until additional Horizant inventory is available, our future sales of Horizant could be reduced, and we could suffer reputational damage if patients are frustrated by the lack of available inventory and physicians could decide not to prescribe Horizant in the future, further reducing Horizant sales and harming our business. If GSK or its contract manufacturer experiences further delays or issues, our ability to fully commercialize Horizant could be further delayed, the future demand for and product sales of Horizant could be further reduced and our business could be harmed, all of which could accelerate our need for additional capital.

If we do not successfully market and sell Horizant, or if Astellas does not effectively market and sell Regnite in Japan, we may be unable to generate significant product revenue and may be unable to achieve profitability.*

Our ability to generate significant revenue from Horizant depends on our ability to achieve market acceptance of, and to otherwise effectively market, Horizant for the treatment of RLS and for the management of PHN. We may not be able to devote sufficient resources to the advertising, promotion and sales efforts for Horizant. We will also need to expend significant time and resources to train the contract sales force to be credible, persuasive and compliant in discussing Horizant with physicians. We will also need to train and monitor the contract sales force to ensure that a consistent and appropriate message about Horizant is being delivered. If we are unable to effectively educate physicians and potential customers about the benefits and risks of Horizant, we could face significant pressure from generic competition, negative market perception due to GSK’s promotional efforts and a lack of physician awareness, third-party reimbursement and differentiation from currently approved treatments. In addition, we could fail to comply with applicable regulatory guidelines with respect to the marketing and manufacturing of Horizant or with post-marketing commitments or requirements mandated by the FDA, which could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls and total or partial suspension of production. In addition, if we are unable to effectively train our contract sales force and equip them with effective materials, including medical and sales literature to help inform and educate potential customers about the benefits and risks of Horizant and its proper administration, our efforts to successfully commercialize Horizant could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

Regnite was approved in Japan in January 2012, and Astellas initiated sales of Regnite in Japan in July 2012. We have limited control over the amount and timing of resources that Astellas will dedicate to the marketing of Regnite, and Astellas could fail to effectively commercialize, market and distribute Regnite.

Horizant or Regnite may not achieve significant sales, even if we or Astellas devote substantial resources to its commercialization. Even if we achieve significant levels of sales of Horizant, the expenses of establishing and maintaining sales and marketing capabilities and a distribution and supply chain infrastructure will be substantial, and such costs may outweigh any sales of Horizant, preventing us from achieving profitability. The success of Horizant and Regnite is dependent on a number of factors, which include competition from alternative treatments for RLS and, in the case of Horizant, for the management of PHN, including generic treatments in the United States, pricing pressures and whether Horizant and Regnite can obtain sufficient third-party coverage or reimbursement, among other factors that are described below.

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

Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of our product candidates. We are conducting a Phase 3 clinical program to evaluate our product candidate, arbaclofen placarbil, or AP, for the potential treatment of spasticity in multiple sclerosis, or MS, patients. Our other product candidates are either in Phase 2 or Phase 1 clinical development. Any of our product candidates could be unsuccessful if it:

•	does not demonstrate acceptable safety and efficacy in preclinical studies or clinical trials or otherwise does not meet applicable regulatory standards for approval;

•	does not offer therapeutic or other improvements over existing or future drugs used to treat the same conditions;

•	is not capable of being produced in commercial quantities at acceptable costs;

•	is not accepted in the medical community; or

•	is not reimbursed by third-party payers or is reimbursed only at limited levels.

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

We will continue to need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our commercialization efforts or our product development programs.*

We will continue to need to raise additional capital to fund our operations, establish a sales infrastructure and marketing and distribution capabilities and to continue the development of our product candidates. Our future funding requirements will depend on many factors, including:

•	the timing, receipt and amount of sales or royalties from Horizant, Regnite and our other potential products;

•	the timing and costs of our establishment and maintenance of a sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote Horizant;

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities;

•	the cost of manufacturing clinical and commercial supplies of Horizant and our product candidates;

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

We believe that our existing capital resources, together with interest thereon, will be sufficient to meet our projected operating requirements into the second quarter of 2014. We have based our cash sufficiency estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our collaboration agreement with Astellas. Pursuant to the termination and transition agreement with GSK, upon the expiration of the transition period, we will be responsible for all Horizant commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, sales of Horizant may be less than we anticipate, or the current Horizant manufacturing delays could be longer than expected, all of which could accelerate our need for additional capital.

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

For example, in March 2010, as a result of the Complete Response letter that initially delayed approval of the Horizant NDA for RLS, we implemented a restructuring plan to reduce expenses, focus our resources on advancement of our later-stage product candidates and eliminate our discovery research efforts. In connection with this restructuring, we postponed the commencement of additional clinical trials of AP as a potential treatment for spasticity until 2011 to focus our clinical development resources on the completion of the Phase 2 clinical trial of AP as a potential treatment for GERD. In addition, in January 2012, we suspended clinical development activities for XP21279 to focus our resources on development of our other product candidates.

We will rely on third parties to perform many essential services for Horizant, including services related to warehousing and inventory control, distribution, customer service, government price reporting, recording of sales, accounts receivable management, cash collection and adverse event reporting, and if such third parties fail to provide us with accurate information, perform as expected or comply with legal and regulatory requirements, our efforts to commercialize Horizant may be significantly impacted and/or we may be subject to regulatory sanctions.

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

The commercial success of Horizant, Regnite or any other products that we may develop will depend upon the degree of market acceptance among physicians, patients, healthcare payers and the medical community.*

Horizant, Regnite or any other products that result from our product candidates may not gain market acceptance among physicians, patients, healthcare payers and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues and we may not become profitable. The degree of market acceptance of Horizant, Regnite or any products resulting from our product candidates will depend on a number of factors, including:

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

For example, as Horizant is a prodrug of an already approved drug, gabapentin, and is indicated for the treatment of conditions that also have been treated by generic competitors, there could be a perception among physicians that Horizant may not offer a significant clinical advantage or be sufficiently differentiated from current treatments to justify its price, thereby limiting the market acceptance and sales that GSK may have experienced and that we may achieve with Horizant in the future. In addition, Horizant’s limited sales performance under GSK and the Horizant inventory stockout may create a negative market perception that is difficult to overcome in our future marketing efforts.

Our ability to generate revenue from Horizant, Regnite or any other products that we may develop will depend on the availability of coverage and adequate reimbursement from third-party payers and drug pricing policies and regulations.

In both U.S. and foreign markets, our ability to commercialize our products successfully and to attract strategic partners for our products depends in significant part on the availability of financial coverage and adequate reimbursement from third-party payers, including, in the United States, governmental payers such as the Medicare and Medicaid programs, managed care organizations and private health insurers. Many patients may be unable to pay for Horizant, Regnite or any other products that we may develop. We cannot be sure that coverage and adequate reimbursement in the United States, Japan, Europe or elsewhere will be available for

Horizant, Regnite or any other products that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. Third-party payers increasingly are challenging prices charged for medical products and services, and many third-party payers may refuse to provide reimbursement for particular drugs when an equivalent generic drug is available. Although we believe Horizant, Regnite and any other products that may result from our product candidates represent an improvement over the parent drugs upon which they are based and should be considered unique and not subject to substitution by a generic parent drug, it is possible that a third-party payer may consider Horizant, Regnite or our product candidates and the respective generic parent drug as equivalents and only offer to reimburse patients for the generic drug. Even if we show improved efficacy or improved convenience of administration with Horizant, Regnite or our product candidates, pricing of the existing parent drug may limit the amount we will be able to charge for Horizant, Regnite or our product candidates. If reimbursement is not available or is available only at limited levels, we or Astellas may not be able to successfully commercialize Horizant, Regnite or our product candidates, and may not be able to obtain a satisfactory financial return on such products.

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

Products that could compete with XP23829, our product candidate that is a prodrug of monomethyl fumarate, or MMF, include oral and injectable agents that are approved in the United States for the treatment of relapsing-remitting MS, or RRMS. These include oral agents such as Gilenya (fingolimod), marketed by Novartis, and Aubagio (teriflunomide), marketed by Sanofi-Aventis, and a recently approved oral agent known as Tecfidera (dimethyl fumarate), marketed by Biogen Idec. In addition, injectable formulations of interferon-beta1a and beta1b isoforms are approved in the United States and include Avonex, which is marketed by Biogen Idec Inc., Rebif, marketed by Merck Serono S.A., and Betaseron and Extavia, which are marketed by Bayer AG/Novartis. Also, Copaxone (glatiramer acetate), an injectable mixture of peptides that is marketed by Teva Pharmaceutical Industries Ltd., is also widely used for the treatment of RRMS. XP23829 could also compete with Tysabri (natralizumab), a monthly intravenously-infused antibody that is marketed by Biogen Idec. There are also a number of possible competitive products that are in late-stage product development in the United States, including Movecto (oral cladribine) from Merck KGaA/Teva, BIIB-017 (PEG-IFN-beta1a) from Biogen Idec, Daclizumab from Abbott/Biogen Idec, Laquinimod from Teva and Lemtrada (alemtuzumab) from Genzyme/Sanofi-Aventis/Bayer/Takeda Pharmaceutical.

Products that could compete with XP23829 for the treatment of psoriasis include topical agents and oral systemic therapies. Topical therapies include corticosteroids, anthrolin and synthetic vitamin D and vitamin A. Oral systemic agents include acitretin, cyclosporine and methotrexate, which are generic products and are recommended for use prior to biologic therapies. Biological therapies include Enbrel (etanercept), marketed by Amgen Inc., Humira (adalimumab), marketed by Abbott Laboratories, Remicade (infliximab), marketed by Johnson & Johnson and Merck & Co., Inc., and Stelara (ustekinumab), marketed by Johnson & Johnson, which are recommended for patients with chronic moderate-to-severe psoriasis who fail to respond to or experience intolerance to other psoriasis treatments.

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

If third parties do not manufacture Horizant, Regnite or our product candidates in sufficient quantities or at an acceptable cost, commercialization of Horizant and Regnite and clinical development and commercialization of our product candidates would be harmed or delayed.*

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of Horizant, Regnite or any of our product candidates. We also have limited management expertise in commercial supply operations. We will rely on GSK for the commercial supply of Horizant through October 2013 or, if earlier, until we are able to establish our own manufacturing relationship. For our product candidates, we have relied on, and we expect to continue to rely on, a limited number of third-party drug substance and drug product manufacturers. Other than the termination and transition agreement with GSK with respect to Horizant, we do not have commercial supply agreements with any of these third parties, and our agreements with these parties are generally terminable at will by either party at any time. If, for any reason, GSK or these third parties are unable or unwilling to perform under our agreements or enter into new agreements, we may not be able to locate alternative manufacturers or enter into favorable agreements with them. Our inability to acquire sufficient quantities of Horizant could result in future stockouts and existing patients not having access to drug product. Any inability to acquire sufficient quantities of our other product candidates in a timely manner from these third parties could delay clinical trials and prevent us or our partners from developing and commercializing these product candidates in a cost-effective manner or on a timely basis.

Under the terms of our termination and transition agreement with GSK, GSK is responsible for the commercial manufacture and supply of Horizant during the transition period, and we have elected to have GSK continue to supply us for up to six months following the transition period. GSK is relying on a single source supplier for such commercial supplies of Horizant. If we or GSK fail to qualify alternative manufacturers of Horizant, the current contract manufacturer terminates its agreement with GSK or we are not able to enter an agreement with such manufacturer, and we or GSK are otherwise unable to manufacture or contract to manufacture sufficient quantities of Horizant, the commercialization of Horizant could be impaired or delayed. In addition, manufacturing delays at GSK’s contract manufacturer have resulted in a stockout of Horizant. As a result of the manufacturing delays, our full commercial promotion of Horizant has been delayed, and we anticipate it will not commence until a sufficient supply of Horizant is available. If GSK or its contract manufacturer experiences further delays or issues, or the current stockout is not resolved in the timeframe we expect, our ability to fully commercialize Horizant could be further delayed, or otherwise impaired. As part of the termination and transition agreement, GSK agreed to provide its inventory of gabapentin enacarbil drug substance to us. Although the inventory of drug substance has reached the end of its specified shelf life, we believe that such inventory will remain in specification and will be usable, or in the alternative, we believe the drug substance can be re-crystallized into usable form. GSK has relied on a single source supplier of gabapentin enacarbil drug substance, and its agreement with such manufacturer has expired. If we are incorrect about the usability of the gabapentin enacarbil drug substance, are unable to have it meet specifications upon re-crystallization or are unable to enter into an agreement with the contract manufacturer or qualify an alternative manufacturer, we may be limited in the amount of Horizant we could have manufactured and the commercialization of Horizant could be impaired or further delayed. Under the terms of our collaboration agreement with Astellas, Astellas is solely responsible for the manufacture of Regnite/gabapentin enacarbil to support its development and commercialization within the Astellas territory. To our knowledge, Astellas is currently relying on single source suppliers for commercial supplies of Regnite/gabapentin enacarbil. As a result, if Astellas fails to manufacture or contract to manufacture sufficient quantities of Regnite/gabapentin enacarbil, development and commercialization of Regnite/gabapentin enacarbil could be impaired in the Astellas territory.

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

We may not be able to maintain or renew our existing, or obtain new, third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with our suppliers for Horizant/gabapentin enacarbil, AP, XP21279 and XP23829, or to continue relationships at an acceptable cost or if these suppliers fail to meet our requirements for these product candidates for any reason, we would be required to obtain alternative suppliers. Any inability to obtain qualified alternative suppliers, including an inability to obtain, or delay in obtaining, approval of an alternative supplier from the FDA, would delay or prevent the clinical development of these product candidates and commercialization of Horizant.

Use of third-party manufacturers may increase the risk that we will not have adequate supplies of Horizant or our product candidates.*

Our current, and anticipated future, reliance on third-party manufacturers will expose us to risks that could result in disruptions to our supply chain, product stockouts, patients not having access to their regular treatment, higher costs or lost product revenues, or it could delay or prevent:

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

Due to manufacturing delays by GSK and its contract manufacturer, there is currently an insufficient amount of Horizant in the supply chain to meet the demand of orders of Horizant by pharmacies and wholesalers, leading to a delay in our full commercial promotion of Horizant. In addition, GSK’s contract manufacturer has not been able to produce validation batches of a 300 mg dosage form of Horizant that can be taken by patients with severe renal impairment, and Horizant is labeled for such 300 mg dosage form. Following the transition of responsibility for Horizant back to us, we have an ongoing obligation to make this dosage form available. If the contract manufacturer is unable to produce such validation batches and the 300 mg dosage form is not made available to patients, the FDA could require us to change the label for Horizant to no longer reference renally-impaired patients or the 300 mg dosage form.

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

If our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans, we will not be able to commercialize our product candidates.*

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. A failure of one or more of our clinical trials could occur at any stage of testing. For example, in July 2010, GSK announced top-line results from a 30-week, double-blind, placebo-controlled, Phase 2 clinical trial of Horizant as a potential prophylactic treatment for migraine headaches in which Horizant did not demonstrate a statistically significant improvement on the primary endpoint when compared to placebo. In addition, long-term safety concerns may prevent the approval of any of our product candidates by a regulatory authority. For example, in February 2010, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats delayed FDA approval of the Horizant NDA at that time. Furthermore, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. In addition, the results of clinical trials by third parties evaluating a prodrug sharing the same parent drug as our prodrug candidate, including prodrugs of MMF such as Tecfidera, developed by Biogen Idec and approved by the FDA in March 2013, may not be indicative of the results in clinical trials that we may conduct with our prodrug candidate, including XP23829. Further, unfamiliarity with novel patient-reported outcome tools, trial assessments or endpoints or with certain patient populations, including related subject drop-out rates, could result in additional cost, delay or failure of our clinical trials. For example, in 2012, as part of the first clinical program we have conducted in MS patients with spasticity, based on our discussions with the FDA and in connection with a higher than expected drop-out rate, we modified our six-month, open-label, safety clinical trial of AP for subjects who complete the 13-week pivotal Phase 3 efficacy trial in an effort to ensure that our development program for AP meets the patient exposure requirements previously established with the FDA. As such, the protocol for the open-label safety trial was modified to allow patients to directly enter the trial without prior participation in the pivotal Phase 3 trial and be dosed for up to nine months.

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

Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses. Pharmaceutical and other healthcare companies have also been prosecuted on other legal theories of Medicare fraud. The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and federal false claims laws that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and prohibit or require reporting of the provision of gifts, meals and entertainment to individual healthcare providers. Other states require the posting of information relating to clinical studies. In addition, California requires pharmaceutical companies to implement a comprehensive compliance program that includes a limit on expenditures for, or payments to, individual medical or health professionals. We have adopted a comprehensive compliance program that we believe complies with California law. Several additional states are considering similar proposals. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The United States and some foreign jurisdictions are considering, or have enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

We anticipate that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payers will reimburse for newly-approved drugs, which in turn will put pressure on the pricing of drugs.

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

Our and our collaborators’ ability to obtain patents is highly uncertain because, to date, some legal principles remain unresolved, there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States and the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Furthermore, the policies governing biotechnology patents outside the United States are even more uncertain. Changes in either patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in March 2013. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering products or other technologies of interest to us that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. For example, we are aware of a family of third-party patent applications relating to prodrugs of gabapentin. We believe the applications have been abandoned in the United States, the European Patent Office, Canada, Australia and the United Kingdom. Additionally, with respect to the development of XP23829, we are aware of third-party patents relating to the use of MMF in the treatment of MS and of other third-party patents relating to the use of fumarates in the treatment of psoriasis. We are also aware of third-party patents relating to the use of baclofen in the treatment of GERD. With respect to the claims contained in these patent applications and patents, we believe that our activities do not infringe the patents at issue and/or that the third-party patent or patent applications are invalid. In addition, we believe that in all countries in which we hold or have licensed rights to patents or patent applications related to Horizant, Regnite or gabapentin enacarbil, the composition-of-matter patents relating to gabapentin have expired. Similarly, we believe that in all countries in which we hold rights to patents or patent applications related to AP, the composition-of-matter patents relating to baclofen have expired. However, it is possible that a judge or jury will disagree with our conclusions regarding non-infringement, invalidity and/or expiration of these patents that may relate to XP23829, AP and Horizant, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. In addition, there could be other third-party patents or patent applications covering certain aspects of our planned development or commercialization activities that we are not yet aware of. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. Licenses required under any of these patents may not be available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to develop, commercialize and sell Horizant, Regnite or our product candidates. Such legal actions against us could also include the theory of contributory infringement, or claiming that because our prodrugs are broken down in the body into an active, parent drug and other substances, that we have infringed on patents that cover the use of the active, parent drug. We believe that there may continue to be significant litigation in the biotechnology and pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.

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

Horizant, Regnite and our product candidates may also be affected by the safety of the parent drugs or drugs related to our products or product candidates. Although gabapentin, baclofen (which includes the R-isomer of baclofen) and levodopa, the parent drugs of Horizant/Regnite/gabapentin enacarbil, AP and XP21279, respectively, have been used successfully in patients for many years, newly observed toxicities or worsening of known toxicities, in preclinical studies of, or in patients receiving, gabapentin, baclofen and levodopa, or reconsideration of known toxicities of gabapentin, baclofen or levodopa in the setting of new indications, could result in increased regulatory scrutiny of Horizant/Regnite/gabapentin enacarbil, AP and XP21279, respectively. For example, the label for baclofen, the R-isomer of which is the parent drug of AP, includes a warning that hallucinations and seizures have occurred on abrupt withdrawal of baclofen dosing without proper tapering in spasticity patients. Although a product containing dimethyl fumarate, or DMF, another prodrug of MMF, has been approved and used in Germany for the treatment of psoriasis, it has not been approved in the United States. In addition, in March 2013, Biogen Idec received approval by the FDA of Tecfidera, a formulation of DMF, as a treatment for RRMS. Any safety concerns or other problems noted by the FDA with respect to DMF, Tecfidera or MMF could increase the risk of regulatory scrutiny of XP23829, possibly delaying or preventing any regulatory approval of XP23829. The FDA has substantial discretion in the NDA approval process and may refuse to approve any application if the FDA concludes that the risk/benefit analysis of a potential drug treatment for a specific indication does not warrant approval. For example, in February 2010, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats precluded FDA approval of the Horizant NDA in RLS in its form at that time. Although there were similar findings of rat pancreatic acinar cell tumors following treatment with gabapentin, the parent drug of Horizant, the FDA has, to date, not prevented the use of gabapentin. In the February 2010 Complete Response letter, the FDA noted that they had concluded that the seriousness and severity of refractory epilepsy and the benefit to patients provided by gabapentin justified the potential risk at that time. Thus, although the parent drug for, or a drug related to, one of our product candidates may be approved by the FDA in a particular indication, the FDA may conclude that our product candidate’s risk/benefit profile does not warrant approval in a different indication, and the FDA may refuse to approve our product candidate. Such conclusion and refusal would prevent us from developing and commercializing our product candidates and severely harm our business and financial condition. For example, even with the approval of Tecfidera for RRMS, the FDA may not agree that the risk/benefit profile of XP23829 for the treatment of psoriasis or other potential indications, if established, would warrant approval in such indications. Horizant, Regnite and our product candidates are engineered to be broken down by the body’s natural metabolic processes and to release the active drug and other substances. While these breakdown products are generally regarded as safe, it is possible that there could be unexpected toxicity associated with these breakdown products that will cause any or all of Horizant/Regnite/gabapentin enacarbil, AP, XP21279 and XP23829 to be poorly tolerated by, or toxic to, humans. Any unexpected toxicity of, or suboptimal tolerance to, our product or product candidates could reduce sales of Horizant and Regnite, and delay or prevent commercialization of our product candidates.

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

Risks Related to Ownership of our Common Stock

Our stock price is volatile, and purchasers of our common stock could incur substantial losses.*

The market prices for securities of biopharmaceutical companies in general have been highly volatile. The market price of our common stock may be influenced by many factors, including:

•	the commercial sales of Horizant, Regnite or any of our other products approved by the FDA or its foreign counterparts;

•	announcements of any further delays in our full commercial promotion of Horizant;

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

•	announcement of FDA approvability, approval or non-approval of our product candidates, and the timing of the FDA review process;

•	actions taken by regulatory agencies with respect to Horizant, Regnite or our product candidates, our clinical trials or our sales and marketing activities;

•	actions taken by regulatory agencies with respect to products or drug classes related to Horizant, Regnite or our product candidates;

•	problems in our manufacturing or supply chain that limit or exhaust the quantity of supplies of Horizant that are available to patients;

•	changes in our collaborators’ business strategies;

•	developments in our relationship with Astellas, including potential disputes or the termination or modification of our agreement with Astellas;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including infringement lawsuits;

•	actions taken by regulatory agencies with respect to our or our partners’ compliance with regulatory requirements;

•	announcements of technological innovations or new products by us or our competitors;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	restatements of our financial results and/or material weaknesses in our internal controls; and

•	the loss of any of our key scientific or management personnel.

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

Fluctuations in our operating results could cause our stock price to decline.*

The following factors are likely to result in fluctuations of our operating results from quarter to quarter and year to year:

•	the level and timing of commercial sales of Horizant, Regnite or any of our other products approved by the FDA or its foreign counterparts;

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

•	announcement of FDA approvability, approval or non-approval of our product candidates and the timing of the FDA review process;

•	actions taken by regulatory agencies with respect to Horizant, Regnite or our product candidates, our clinical trials or our sales and marketing activities;

•	actions taken by regulatory agencies with respect to products or drug classes related to Horizant, Regnite or our product candidates;

•	problems in our manufacturing or supply chain that limit or exhaust the quantity of supplies of Horizant that are available to patients;

•	changes in our collaborators’ business strategies;

•	developments in our relationship with Astellas, including potential disputes or the termination or modification of our agreement with Astellas;

•	actions taken by regulatory agencies with respect to our or our partners’ compliance with regulatory requirements;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including patent infringement lawsuits; and

•	announcements of technological innovations or new products by us or our competitors.

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

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*

As of April 15, 2013, our executive officers, directors and holders of 5% or more of our outstanding common stock, based upon information known to us and derived from Schedules 13G filed with the SEC, beneficially owned approximately 60% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If there are large sales of our common stock, the market price of our common stock could drop substantially.*

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of April 15, 2013, we had 47,402,054 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)

3.3	Amended and Restated Bylaws(3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

4.1	Specimen Common Stock Certificate(5)

4.2	Form of Right Certificate(6)

4.3	Form of Registered Direct Common Warrant(7)

10.4.1	Lease Amendment and Termination Agreement, dated February 12, 2013, by and between the Company and SI 34, LLC(8)

10.29	2013 Executive Compensation Information(9)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(10)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 18, 2012.
(3)	Incorporated herein by reference to Exhibit 3.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 30, 2008.
(8)	Incorporated herein by reference to the same numbered exhibit of our annual report on Form 10-K (File No. 000-51329) for the year ended December 31, 2012, as filed with the SEC on March 14, 2013.
(9)	Incorporated herein by reference to Exhibit 10.39 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on January 14, 2013.
(10)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc. (Registrant)

April 24, 2013	/S/ RONALD W. BARRETT
Ronald W. Barrett
Chief Executive Officer and Director
(principal executive officer)

April 24, 2013	/S/ WILLIAM G. HARRIS
William G. Harris
Senior Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)

3.3	Amended and Restated Bylaws(3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

4.1	Specimen Common Stock Certificate(5)

4.2	Form of Right Certificate(6)

4.3	Form of Registered Direct Common Warrant(7)

10.4.1	Lease Amendment and Termination Agreement, dated February 12, 2013, by and between the Company and SI 34, LLC(8)

10.29	2013 Executive Compensation Information(9)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(10)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 18, 2012.
(3)	Incorporated herein by reference to Exhibit 3.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 30, 2008.
(8)	Incorporated herein by reference to the same numbered exhibit of our annual report on Form 10-K (File No. 000-51329) for the year ended December 31, 2012, as filed with the SEC on March 14, 2013.
(9)	Incorporated herein by reference to Exhibit 10.39 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on January 14, 2013.
(10)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.