Form 10-Q
period 2013-06-30
XENOPORT INC
filed 2013-08-07
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Total number of shares of common stock outstanding as of July 15, 2013: 47,689,323

XENOPORT, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

Horizant, Regnite, Transported Prodrug, XENOPORT and the XenoPort logo are trademarks of XenoPort, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands, except per share amount)
Current assets:
Cash and cash equivalents	$12,623	$36,134
Short-term investments	80,735	102,868
Accounts receivable, net	1,466	—
Right to the Horizant business	—	13,557
Inventories	948	—
Prepaid and other current assets	3,644	2,529

Total current assets	99,416	155,088
Property and equipment, net	3,187	1,528
Long-term inventories	10,985	—
Restricted investments and other assets	2,266	2,432

Total assets	$115,854	$159,048

Current liabilities:
Accounts payable	$3,409	$567
Accrued compensation	3,805	4,875
Accrued restructuring charges	149	993
Accrued preclinical and clinical costs	2,556	4,397
Other accrued liabilities	2,914	1,424
Deferred revenue	1,515	1,515

Total current liabilities	14,348	13,771
Deferred revenue	11,995	12,753
Other noncurrent liability	2,566	2,314
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 47,544 and 47,068 shares issued and outstanding, at June 30, 2013 and December 31, 2012, respectively	47	47
Additional paid-in capital	586,444	581,741
Accumulated other comprehensive income (loss)	(17)	22
Accumulated deficit	(499,529)	(451,600)

Total stockholders’ equity	86,945	130,210

Total liabilities and stockholders’ equity	$115,854	$159,048

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues:
Product sales, net	$1,640	$—	$1,640	$—
Collaboration revenue	379	379	758	10,758
Royalty revenue	67	—	147	—
Net revenue from unconsolidated joint operating activities	—	10,000	—	10,000

Total revenues	2,086	10,379	2,545	20,758

Operating expenses:
Cost of product sales	249	—	249	—
Research and development	10,236	10,804	23,589	22,982
Selling, general and administrative	15,788	7,589	26,523	14,989

Total operating expenses	26,273	18,393	50,361	37,971

Loss from operations	(24,187)	(8,014)	(47,816)	(17,213)
Interest income	58	55	139	110
Interest expense	(252)	—	(252)	—

Net loss	(24,381)	(7,959)	(47,929)	(17,103)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	(20)	7	(39)	19

Comprehensive loss	$(24,401)	$(7,952)	$(47,968)	$(17,084)

Basic and diluted net loss per share	$(0.51)	$(0.22)	$(1.01)	$(0.48)

Shares used to compute basic and diluted net loss per share	47,473	35,794	47,361	35,712

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Operating activities
Net loss	$(47,929)	$(17,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	580	1,308
Accretion of investment discounts and amortization of investment premiums, net	563	506
Stock-based compensation expense	5,839	6,323
Changes in assets and liabilities:
Accounts receivable	(1,466)	—
Prepaid and other current and noncurrent assets	(947)	364
Inventories	(200)	—
Accounts payable	2,842	(242)
Accrued compensation	(1,070)	(90)
Accrued restructuring charges	(844)	(927)
Accrued preclinical and clinical costs	(1,841)	(1,826)
Other accrued liabilities, current and noncurrent	1,599	256
Deferred revenue	(758)	(758)

Net cash used in operating activities	(43,632)	(12,189)

Investing activities
Purchases of investments	(62,222)	(53,746)
Proceeds from maturities of investments	83,749	61,682
Purchases of property and equipment	(271)	(18)

Net cash provided by investing activities	21,256	7,918

Financing activities
Net cash proceeds used in issuance of common stock and exercise of stock options	(1,135)	—

Net cash used in financing activities	(1,135)	—

Net decrease in cash and cash equivalents	(23,511)	(4,271)
Cash and cash equivalents at beginning of period	36,134	25,386

Cash and cash equivalents at end of period	$12,623	$21,115

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Nature of Operations

XenoPort, Inc., or the Company, was incorporated in the state of Delaware on May 19, 1999. The Company is a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates with an initial focus on neurological disorders. We are currently commercializing our first approved product, Horizant (gabapentin enacarbil) Extended-Release Tablets, and are developing our novel fumaric acid ester product candidate. We also have two other internally discovered product candidates that may be developed as treatments for neurological disorders in the future to the extent our resources permit or we enter into collaborations with third parties for such development. The Company’s innovative product and product candidates are prodrugs that are typically created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct limitations in the oral absorption, distribution and/or metabolism of the parent drug. The Company’s marketed product and each of its product candidates are orally available, patented or patentable molecules that address potential markets with clear unmet medical needs. The Company’s facilities are located in Santa Clara, California.

On November 8, 2012, the Company reached an agreement with Glaxo Group Limited, or GSK, to terminate the Amended and Restated Development and Commercialization Agreement dated November 7, 2010, between the Company and GSK regarding Horizant.

Under the terms of the November 2012 termination and transition agreement, during a transition period that ended on April 30, 2013, GSK continued to exclusively commercialize, promote, manufacture and distribute Horizant in the United States. The Company was not eligible to receive any milestone payments from GSK and did not receive any revenue or incur any losses from GSK’s sales of Horizant during the transition period. GSK will continue to fully fund the costs associated with the management and conduct of required post-marketing clinical studies initiated by GSK prior to the date of the termination and transition agreement. In addition, GSK provided to the Company inventory of gabapentin enacarbil in GSK’s possession that was not required for use by GSK in the manufacture of Horizant and related manufacturing property and equipment. In exchange for such inventory, the Company will make annual payments to GSK of $1,000,000 for six years beginning in 2016, which is recorded as “Other noncurrent liability” on the Company’s balance sheet for the periods ended June 30, 2013 and December 31, 2012. Pursuant to a separate stock purchase agreement, or SPA, entered into between the Company and GSK on November 8, 2012, GSK purchased $20,000,000 of the Company’s common stock, or an aggregate of 1,841,112 shares at $10.863 per share, which per share price represented a 12.5 percent premium to the average of the closing prices of the Company’s common stock for the ten trading days prior to October 31, 2012. In addition, on November 9, 2012, the Company exercised a put option requiring GSK to purchase an additional 2,190,100 shares of the Company’s common stock at $9.132 per share, which per share price represented a 12.5 percent premium to the average of the closing prices of the Company’s common stock for the ten trading days prior to November 9, 2012. On May 1, 2013 , the Company completed the acquisition of the Horizant business in accordance with the termination and transition agreement and assumed all responsibilities and associated rights for the further development, manufacturing and commercialization of Horizant in the United States on that date. GSK was responsible for the commercial manufacture and supply of Horizant during the transition period, and the Company has elected to have GSK continue to supply Horizant tablets to the Company for up to six months following the transition period on pricing terms established under the termination and transition agreement. The Company did not assume any liabilities of GSK’s Horizant business as of the acquisition date.

This termination and transition agreement between the Company and GSK also provided for a mutual release of claims and resolved all ongoing litigation between the parties.

Basis of Preparation

The accompanying financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2013 and comprehensive losses for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, is the single source of authoritative U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2013. The results of operations of the acquired Horizant business, along with the fair values of the assets acquired in the transaction, have been included in the Company’s financial statements since the acquisition date.

Revenue Recognition

Product Sales

The Company began selling Horizant to wholesalers in May 2013 following the return of the Company’s commercial rights from GSK. The Company recognizes revenue from Horizant product sales when there is persuasive evidence that an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectability is reasonably assured. Revenue from product sales is recorded net of estimated allowances for government rebates such as Medicaid reimbursements, patient assistance programs, customer incentives such as cash discounts for prompt payment, distributor fees and expected returns, as appropriate, which were based on an analysis of historical return rates and deductions of Horizant, since its commercial launch by GSK in the second quarter of 2011. Calculating certain of these items involves estimates and judgments based on contractual terms, historical utilization rates data for Horizant and new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, the Company’s expectations regarding future utilization rates for these programs and channel inventory data.

Items Deducted from Gross Product Sales

Prompt Pay Discount

The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. Based on GSK’s commercialization experience, the Company expects customers to continue to comply with the prompt payment terms to earn the cash discount as the Company is selling Horizant to the same customers under the similar terms and conditions. The Company estimates cash discounts for prompt payment based on contractual terms, GSK’s historical utilization rates and the Company’s expectations regarding future utilization rates. The Company accounts for cash discounts by reducing accounts receivable by the full amount and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

Distributor Fees

Under the Company’s inventory management agreements with significant wholesalers, the Company pays the wholesalers a fee primarily for distribution services as well as the maintenance of inventory levels. These distributor fees are based on a contractually determined fixed percentage of sales. The Company accrues the contractual amount and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

Product Returns

The Company does not provide its customers with a general right of product return, but permits returns if the product is damaged or defective when received by the customer, or if the product has or is nearly expired. Horizant tablets currently have a shelf-life of 36 months from the date of manufacture. The Company will accept returns for product that will expire within six months or that have expired up to one year after their expiration dates. The Company obtained actual return history by type from GSK since GSK’s product launch in 2011, which provides a basis to reasonably estimate the Company’s future product returns. The Company estimates returns taking into consideration Company-specific adjustments to GSK’s returns history, the shelf life of product, shipment and prescription trends and estimated distribution channel inventory levels.

Government Rebates

The Company participates in a number of government rebate programs, such as the Medicaid Drug Rebate Program, which provides assistance to eligible low-income patients based on each individual state’s guidelines regarding eligibility and services and Medicare Part D Coverage Gap Discount Program, which provides rebates on prescriptions that fall within the “donut hole” coverage gap. Under the Medicaid rebate programs, the Company will pay a rebate to each participating state, generally two to three months after the quarter in which the prescription is filled. The Company estimates reductions to the Company’s revenues for Medicaid and Medicare programs based on product pricing, current rebates, GSK’s historical and estimated utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, the Company’s expectations regarding future rebates for these programs and estimated levels of inventory in the distribution channel.

Patient Assistance

The Company offers a co-pay card program to assist commercially insured patients with the cost of their Horizant related co-payments. Participating retail pharmacies get reimbursed by the Company for the amount of the co-pay assistance provided to eligible patients. The Company estimates the cost of co-pay program based on an analysis of GSK’s historical peer redemption rates and the Company’s expectations regarding future utilization rates for this program. The Company reimburses the participating pharmacies approximately one month after the prescriptions subject to co-pay assistance are filled.

Cost of Product Sales

Cost of product sales includes direct and indirect costs to manufacture product sold, including packaging, storage, shipping and handling costs and inventory write-downs, if any.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment and wholesaler discounts. The need for bad debt allowance is evaluated each reporting period based on the Company’s assessment of the credit worthiness of its customers.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (“FIFO”) basis. The Company will regularly evaluate the Company’s inventories for excess quantities and obsolescence (expiration), taking into account such factors as historical and anticipated future sales compared to quantities on hand and the remaining shelf life of Horizant. Write-downs of inventories are considered to be permanent reductions in the cost basis of inventories.

Inventories that are not expected to be consumed within twelve months following the balance sheet date are classified as a noncurrent asset.

Inventories as of June 30, 2013 are summarized as follows (in thousands):

Raw materials	$11,132
Work in progress	532
Finished goods	269

Total inventory	11,933
Less Long-term inventories	(10,985)

Total inventory classified as current	$948

The Company did not have inventories as of December 31, 2012.

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

On June 14, 2013, the Company implemented a reduction in force that includes the elimination of certain non-executive positions as the Company completes certain work projects on its arbaclofen placarbil development program. In connection with the reduction in force, the Company recorded severance benefits charges of $703,000 in the three and six months ended June 30, 2013, which are included in the “Research and development” line of the “Operating expenses” section of the Company’s statements of comprehensive income (loss). As of June 30, 2013, the associated liability balance, included within “Accrued compensation” on the Company’s balance sheets, was $703,000.

2. Collaboration

Astellas Pharma Inc.

In December 2005, the Company entered into an agreement pursuant to which it licensed to Astellas Pharma Inc. exclusive rights to develop and commercialize gabapentin enacarbil in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. Astellas commenced commercialization of gabapentin enacarbil in Japan, and began selling gabapentin enacarbil in Japan in July 2012 under the trade name of Regnite (gabapentin enacarbil) Extended-Release Tablets. In May 2013, Astellas notified the Company that it did not have plans for the commercialization of gabapentin enacarbil in the five other Asian countries in its territory. As a result, in May 2013, the rights to gabapentin enacarbil in Korea, the Philippines, Indonesia, Thailand and Taiwan reverted to the Company. In the three and six months ended June 30, 2013 and 2012, the Company recognized revenue of $379,000 and $758,000, respectively, representing amortization of the up-front license payment under this agreement. In the three months ended March 31, 2012, the Company also recognized a $10,000,000 milestone payment in connection with the approval of Regnite in Japan. In the three and six months ended June 30, 2013, the Company recognized $67,000 and $147,000, respectively, in royalty revenue. No royalty revenue was received in the three and six months ended June 30, 2012. As of June 30, 2013, the Company had recognized an aggregate of $51,746,000 of revenue pursuant to this agreement. At June 30, 2013, $13,510,000 of revenue was deferred under this agreement, of which $1,515,000 was classified within current liabilities and the remaining $11,995,000 was recorded as a noncurrent liability.

3. Acquisition of Horizant

The Company accounted for the November 2012 termination and transition agreement and the stock purchase agreement with GSK in accordance with the provisions of the Business Combinations topic of the Codification. Under the provisions of the Business

Combinations topic, the acquisition date for a business is the date on which the Company obtains control of the acquiree. The Company obtained control of the Horizant business at the end of the transition period, or May 1, 2013. Accordingly, on November 8, 2012, the transaction did not meet the definition of a business combination, and the Company accounted for the transaction as a multiple element arrangement consisting of the settlement of a pre-existing relationship in exchange for the right to acquire the Horizant business at the end of a defined transition period, the sale of common stock at a premium and the obligation by the Company to make certain cash payments to GSK in the future. The value of the Horizant business was based on an estimated discounted cash flow analysis attributable to the Horizant business.

The following table summarizes the fair value of consideration exchanged as part of the termination and transition agreement (in thousands):

Cash payable to GSK (recorded as “Other noncurrent liability” on the Company’s balance sheet for the year ended December 31, 2012)	$2,314
Issuance of common shares to GSK	30,268
Cash received for common shares issued to GSK	(40,000)
Settlement of litigation with GSK	20,499
Transaction costs	476

$13,557

The consideration exchanged was recorded on the Company’s balance sheet as of December 31, 2012.

On May 1, 2013, the Company obtained control of and thus completed the acquisition of certain assets of Horizant that constitutes a business acquisition as defined under the provisions of the Business Combinations topic. Accordingly, the transaction reflects the removal of the right to the Horizant business (which is fair value, as determined by a discounted cash flow analysis that remained unchanged as of May 1, 2013), and the recording of the acquisition date fair values of the acquired inventory and manufacturing property and equipment assets. Assets acquired as a result of this transaction were as follows (in thousands):

Inventories	$11,733
Manufacturing property and equipment	1,967

Total assets acquired	$13,700

Inventories are comprised of acquired raw materials, specifically gabapentin enacarbil, and were valued using the cost approach. The cost approach provides a framework for estimating value based on the principle of substitution. The estimated fair value was calculated based on the costs to replace or reproduce the asset, including the cost of recrystallization of the raw material received, while considering any impact on the value of any obsolescence.

Manufacturing property and equipment acquired included certain equipment and a dedicated manufacturing suite for use in the manufacture of Horizant and was recorded at fair value using the replacement cost method. The replacement cost method uses an estimate of the cost of replacing or reproducing an asset to measure value. This amount is then reduced to reflect the amount of depreciation that has accrued given the asset’s age. Other factors and adjustments were considered in concluding on the fair value including obsolescence of the acquired assets. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, which is ten years.

During the three months ended June 30, 2013, we incurred $305,000 in transaction costs related to the Horizant business acquisition, which primarily consisted of legal, accounting and valuation-related expenses. These expenses were recorded in “Selling, general and administrative” line of the “Operating expenses” section of the Company’s statements of comprehensive loss.

The Company recorded revenues of $1, 640,000 and a net loss of $4,497,000 from the acquired Horizant business in the Company’s statements of comprehensive loss from the acquisition date through June 30, 2013.

The following unaudited supplemental pro forma information summarizes the combined results of operations of the Company and the Horizant business as though the acquisition had occurred on January 1, 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$2,086	$11,933	$3,722	$23,623
Net loss	$26,358	$13,291	$54,837	$29,793

        These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the Horizant business to reflect the following adjustments:

•

An amendment to depreciation expense included in the costs of goods sold to reflect the depreciation of the fair value of the acquired manufacturing property and equipment over its estimated remaining useful lives of the respective assets.

•	The difference between the cost of raw materials known as active pharmaceutical ingredient, or API, that GSK incurred and the Company’s recorded fair value of the API.

•	The difference in selling expense between GSK direct selling expenses and the Company’s third party contractual costs.

The pro forma information presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of January 2012, nor is it indicative of any future results.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net loss	$(24,381)	$(7,959)	$(47,929)	$(17,103)
Denominator:
Weighted-average common shares outstanding	47,473	35,794	47,361	35,712

Basic and diluted net loss per share	$(0.51)	$(0.22)	$(1.01)	$(0.48)

Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Restricted stock units and options to purchase common stock	7,179	6,255	7,179	6,255
Warrants outstanding	283	283	283	283

	7,462	6,538	7,462	6,538

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

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2013:
Cash	$2,111	$—	$—	$2,111
Money market funds	10,512	—	—	10,512
U.S. government-sponsored agencies	4,396	—	—	4,396
Corporate debt securities	76,356	14	(31)	76,339
Certificates of deposit	1,955	—	—	1,955

	$95,330	$14	$(31)	$95,313

Reported as:
Cash and cash equivalents				$12,623
Short-term investments				80,735
Restricted investments				1,955

				$95,313

As of December 31, 2012:
Cash	$915	$—	$—	$915
Money market funds	20,897	—	—	20,897
U.S. government-sponsored agencies	11,329	1	—	11,330
Corporate debt securities	105,839	32	(11)	105,860
Certificates of deposit	1,955	—	—	1,955

	$140,935	$33	$(11)	$140,957

Reported as:
Cash and cash equivalents				$36,134
Short-term investments				102,868
Restricted investments				1,955

				$140,957

At June 30, 2013 and December 31, 2012, the contractual maturities of all investments held were less than one year. All investments have been designated as available-for-sale, and changes to unrealized gains and losses are reflected as the only component of accumulated other comprehensive income. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity may be one year or more beyond the current balance sheet date.

No gross realized gains or losses were recognized and accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings in the three or six months ended June 30, 2013 or in the same periods in 2012.

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value on a recurring basis and are classified at the following fair value hierarchy (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total As of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$10,512	$10,512	$—	$—
U.S. government-sponsored agencies	4,396	—	4,396	—
Corporate debt securities	76,339	—	76,339	—

Total	$91,247	$10,512	$80,735	$—

		Fair Value Measurements at Reporting Date Using
Description	Total As of December, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$20,897	$20,897	$—	$—
U.S. government-sponsored agencies	11,330	—	11,330	—
Corporate debt securities	105,860	—	105,860	—

Total	$138,087	$20,897	$117,190	$—

6. Stock-Based Compensation

Details of the Company’s employee non-cash stock-based compensation were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Research and development	$710	$993	$1,905	$2,108
Selling, general and administrative	1,785	1,969	3,934	4,215

	$2,495	$2,962	$5,839	$6,323

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates with an initial focus on neurological disorders. We are currently commercializing our first approved product and are developing our novel fumaric acid ester product candidate. We also have two internally discovered product candidates that may be developed as treatments for neurological disorders in the future to the extent our resources permit or we enter into collaborations with third parties for such development. Our innovative product and product candidates are prodrugs that are typically created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct limitations in the oral absorption, distribution and/or metabolism of the parent drug. Our marketed product and each of our product candidates are orally-available, patented molecules that address potential markets with clear unmet medical needs.

Our marketed product is approved in the United States, where it is known as Horizant (gabapentin enacarbil) Extended-Release Tablets, and in Japan, where it is known as Regnite (gabapentin enacarbil) Extended-Release Tablets. Horizant is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, and for the management of postherpetic neuralgia, or PHN, in adults. Regnite is licensed to Astellas Pharma Inc. in Japan where it is approved by the Japanese Ministry of Health, Labor and Welfare as a treatment for patients with RLS.

In addition to our marketed product, we are actively developing XP23829, a fumaric acid ester product candidate, which we believe could be a potential treatment for patients with relapsing-remitting multiple sclerosis, psoriasis and/or certain other disorders where the mechanism of action of XP23829 may be relevant. As we complete Phase 1 development of XP23829, we plan to request a meeting with the FDA later this year, seek input from outside experts and continue clinical drug product preparation work as we continue to determine the next steps for further development of this product candidate.

We also have two other product candidates that have completed Phase 2 development that we may develop further to the extent that our resources permit or we enter into a collaboration with a third party for such development. They include arbaclofen placarbel, or AP, a potential treatment for spasticity in patients with spinal cord injury and XP21279, a potential treatment for patients with advanced idiopathic Parkinson’s disease. With respect to AP, in May 2013, we completed a Phase 3 clinical trial of AP as a potential treatment of spasticity in patients with multiple sclerosis, or MS. The trial was unsuccessful in demonstrating that AP provided statistically significant improvement relative to placebo in the co-primary endpoints of the study (the time-matched change from baseline in Maximum Ashworth score at the end of the maintenance dose period and a 7-point Patient Global Impression of Change scale at the end of the maintenance period). As a result, we decided to terminate further investment in AP as a treatment for spasticity in patients with MS. Given a previous, successful Phase 2 clinical trial of AP as a potential treatment for spasticity in spinal cord injury patients, as resources permit, we may pursue AP for this indication.

On November 8, 2012, we executed a termination and transition agreement with Glaxo Group Limited, or GSK, that terminated our development and commercialization agreement with respect to Horizant, and also provided for a mutual release of claims and resolved all ongoing litigation between the parties. Pursuant to the termination and transition agreement, during a transition period that ended on April 30, 2013, GSK continued to exclusively commercialize, promote, manufacture and distribute Horizant in the United States. We did not receive any revenue nor incur any losses from GSK’s sales of Horizant during the transition period. In addition, GSK provided to us inventory of gabapentin enacarbil in GSK’s possession that was not required for use by GSK in the manufacture of Horizant. In exchange for such inventory, we will make annual payments to GSK of $1.0 million for six years beginning in 2016. On May 1, 2013, we assumed all responsibilities for further development, manufacturing and commercialization of Horizant in the United States. The results of operations of the acquired Horizant business, along with the fair values of the assets acquired in the transaction, have been included in our financial statements since May 1, 2013. We elected to have GSK continue to supply Horizant tablets to us for up to six months following the transition period. In 2013, GSK experienced manufacturing delays that resulted in a stockout of Horizant, meaning that an insufficient amount of Horizant was in the supply chain to meet the demand of orders by pharmacies and wholesalers. As a result of the stockout, we delayed implementation of our full commercial promotion of Horizant by approximately one month. If GSK and its contract manufacturer experience further manufacturing delays or issues, the demand for and product sales of Horizant could be reduced and our ability to commercialize Horizant and our business could be harmed. Our future product sales of Horizant will be dependent partially upon the impact of the stockout, the success of our strategies for commercialization, promotion, manufacturing and distribution, as well as our ability to successfully execute on these activities and to comply with applicable laws, regulations and regulatory requirements. Specifically, we are focusing our promotional and sales efforts on specialty doctors in certain geographic territories and have deployed a dedicated sales team through a contract sales organization to promote Horizant in these territories. We believe these efforts, if successful, will provide a scalable template for potential future commercial expansion. However, our commercialization strategy for Horizant is unproven, and our commercialization efforts may not be successful.

Historically, revenues recognized through May 1, 2013 were primarily comprised of up-front, milestone and contingent event-based payments from our collaboration agreements. However, as a result of our termination and transition agreement with GSK and the return of the commercialization rights to Horizant to us, our revenues for the second quarter ended June 30, 2013 consisted primarily of revenues from Horizant product sales. Likewise, we expect the future composition of our revenues to consist primarily of revenues from Horizant product sales. Although we have begun to recognize revenue from Horizant product sales in the United States, we are very early in our product launch and our lack of commercialization experience, as an organization and with respect to Horizant product sales, will make future operating results difficult to predict. In this regard, our product sales revenue may vary significantly from period to period as the launch progresses, and we may be unable to meaningfully increase Horizant product sales above the levels recorded by GSK or otherwise successfully commercialize Horizant in a timely manner or at all. We also expect that the expenses of establishing and maintaining sales and marketing capabilities and a distribution and supply chain infrastructure will continue to be substantial, and these costs may exceed the revenues that we are able to generate from Horizant product sales. We recorded $1.6 million in net sales from Horizant after the transition period ended on April 30, 2013 through June 30, 2013.

Gabapentin enacarbil is licensed to Astellas in Japan. In July 2012, Astellas initiated sales of Regnite in Japan. We are entitled to receive percentage-based high-teen royalties on net sales of Regnite in Japan, and the royalties will be recognized when royalty payments are received. In the six months ended June 30, 2013, the royalty revenue from net sales of Regnite in Japan was $0.1 million. We expect royalty revenues from our collaboration with Astellas to fluctuate based on the results of their commercialization, marketing and distribution efforts for Regnite in Japan. Additionally, we expect revenues to fluctuate to the extent we enter into new collaborative agreements for our marketed product or any of our product candidates. Prior to May 2013, Astellas also held rights to gabapentin enacarbil in five other Asian countries, including Korea, the Philippines, Indonesia, Thailand and Taiwan. In May 2013, our rights to gabapentin enacarbil in these five countries reverted to us.

We expect our research and development expenses to decrease in the remainder of 2013 primarily due to our decision to terminate further investment in AP as a treatment for spasticity in patients with MS. The timing and amount of research and development expenses incurred will primarily depend upon the extent of current or future clinical trials for XP23829 as well as the related expenses associated with our development organization, regulatory requirements for our product candidates, product candidate manufacturing costs and our ability to raise additional funds. Our future research and development expenses are subject to numerous assumptions that may prove to be wrong and also are subject to risks related to the difficulty and uncertainty of clinical success and regulatory approvals of our product candidates.

We believe that our existing capital resources, together with interest thereon and anticipated product revenue, will be sufficient to meet our projected operating requirements into the third quarter of 2014. However, we have based our estimate of cash sufficiency on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our collaboration agreement with Astellas. Pursuant to the termination and transition agreement with GSK, with the expiration of the transition period, we assumed responsibilities for all Horizant commercialization and development activities, including all future post-marketing requirements and commitments. Such costs could be greater than we anticipate and sales of Horizant may be less than we anticipate, either or both of which could accelerate our need for additional capital. In addition, we do not believe that revenues generated from Horizant and Regnite sales and other revenues generated from our collaboration with Astellas will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, stock-based compensation, fair value measurements and clinical development costs. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and significant judgments and estimates are detailed in our Annual Report on Form 10-K with the exception of the following revenue recognition policy related to product sales as the Company acquired the right to the Horizant business effective May 1, 2013.

Revenue Recognition

Product Sales

We began selling Horizant to wholesalers in May 2013 upon the return of its commercial rights from GSK. We recognize revenue from Horizant product sales when there is persuasive evidence that an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectability is reasonably assured. We record estimated reductions to revenues for government rebates such as Medicaid reimbursements, customer incentives such as cash discounts for prompt payment, distributor fees and expected returns of expired products. These estimates are deducted from gross product sales at the time such revenues are recognized. Of these reductions from gross product sales, our patient assistance program significantly impacted our reported net product sales and such reductions were based upon certain estimates that require complex and significant judgment by management.

Items Deducted from Gross Product Sales

Prompt Pay Discount

We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. Based on GSK’s commercialization experience, we expect our customers to continue to comply with the prompt payment terms to earn the cash discount, as the Company is selling Horizant to the same customers under similar prompt payment terms and conditions. We estimate cash discounts for prompt payment based on contractual terms, GSK’s historical utilization rates and our expectations regarding future utilization rates. We account for cash discounts by reducing accounts receivable by the full amount and recognize the discount as a reduction of revenue in the same period the related revenue is recognized.

Distributor Fees

Under our inventory management agreements with our significant wholesalers, we pay the wholesalers a fee for distribution services as well as the maintenance of inventory levels. These distributor fees are based on a contractually determined fixed percentage of sales. We accrue the contractual amount and recognize the discount as a reduction of revenue in the same period the related revenue is recognized.

Product Returns

We do not provide our customers with a general right of product return, but permit returns if the product is damaged or defective when received by the customer, or if the product has or is nearly expired. Horizant tablets currently have a shelf-life of 36 months from date of manufacture. We will accept returns for product that will expire within six months or that have expired up to one year after their expiration dates. We obtained actual return history by type from GSK since GSK’s product launch in 2011, which provides a basis to reasonably estimate our future product returns. The sales returns accrual is estimated principally based on taking into consideration our specific adjustments to GSK’s returns history, the shelf life of product, shipment and prescription trends and estimated distribution channel inventory level. Such estimates required significant judgment by management.

Government Rebates

We participate in a number of government rebate programs, such as the Medicaid Drug Rebate Program, which provides assistance to eligible low-income patients based on each individual state’s guidelines regarding eligibility and services and Medicare Part D Coverage Gap Discount Program, which provides rebates on prescriptions that fall within the “donut hole” coverage gap. Under the Medicaid rebate programs, we will pay a rebate to each participating state, generally two to three months after the quarter in which the prescription is filled. We estimate reductions to our revenues for Medicaid and Medicare programs based on product pricing, current rebates, GSK’s historical and estimated utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future rebates for these programs and estimated levels of inventory in the distribution channel. Such estimates required significant judgment by management.

Patient Assistance

We offer a co-pay card program to assist commercially insured patients with the cost of their Horizant related co-payments. Participating retail pharmacies get reimbursed by us for the amount of the co-pay assistance provided to eligible patients. We estimate the cost of our co-pay program based on an analysis of GSK’s historical peer redemption rate and our expectations regarding future utilization rates for this program. We reimburse the participating pharmacies approximately one month after the prescriptions subject to co-pay assistance are filled. These estimates require complex and significant judgment by management and could vary based on program acceptance.

Results of Operations

Three and Six Months Ended June 30, 2013 and 2012

Revenues

Our net product sales revenue was from the sales of Horizant after the transition period ended on April 30, 2013. Our collaboration revenue consisted of the recognition of revenues from up-front and milestone payments from our collaboration with Astellas. Our royalty revenue was also from our collaboration with Astellas. Our net revenue from unconsolidated joint operating activities consisted of the recognition of contingent event-based payments and the recognition of our share of operating losses resulting from our prior election to co-promote Horizant in the United States with GSK.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands, except percentages)
Product sales, net	$1,640	$—	$1,640	100%	$1,640	$—	$1,640	100%
Collaboration revenue	379	379	—	0%	758	10,758	(10,000)	(93)%
Royalty revenue	67	—	67	100%	147	—	147	100%
Net revenue from unconsolidated joint operating activities	—	10,000	(10,000)	(100)%	—	10,000	(10,000)	(100)%

Total revenues	$2,086	$10,379	$(8,293)	(80)%	$2,545	$20,758	$(18,213)	(88)%

The increase in net product sales for the three and six months ended June 30, 2013 was due to the acquisition of the Horizant business on May 1, 2013 and the first commercial sales by us during the second quarter of 2013.

The decrease in collaboration revenue for the six months ended June 30, 2013 compared to the same period in 2012 was due to the recognition of a $10.0 million milestone payment from Astellas in connection with the approval of Regnite in Japan in 2012.

The decrease in net revenue from unconsolidated joint operating activities for the three and six months ended June 30, 2013 compared to the same periods in 2012 was due to the recognition of a $10.0 million contingent payment from GSK in connection with the first commercial sale of Horizant by GSK for the management of PHN in adults in 2012. Due to the termination and transition agreement with GSK, we were not eligible to receive any contingent payments after November 2012.

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

Cost of Product Sales

Cost of product sales consisted of the direct and indirect costs to manufacture product sold, including packaging, storage, shipping and handling costs related to our product sales of Horizant.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands, except percentages)
Cost of product sales	$249	$—	$249	100%	$249	$—	$249	100%

Cost of product sales increased $0.2 million for both the three and six months ended June 30, 2013, due to Horizant product sales that commenced by us in the second quarter of 2013. Our cost of product sales includes raw materials, specifically gabapentin enacarbil, as acquired from GSK as part of the acquisition of the Horizant business and recorded at fair value. The fair value of the inventory represents a lower cost than if new raw materials were purchased at current third party costs.

We commenced product sales of Horizant in May 2013. We expect cost of product sales for Horizant to remain relatively constant as a percentage of product sales for the remainder of the year.

Research and Development Expenses

Research and development expenses consisted of costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts for clinical trials and activities related to development- related regulatory filings.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands, except percentages)
Research and development	$10,236	$10,804	$(568)	(5)%	$23,589	$22,982	$607	3%

The decrease in research and development expenses in the three months ended June 30, 2013 compared to the same period in 2012 was principally due to the following:

•	decreased compensation and benefits costs of $1.8 million due to decreased headcount; partially offset by

•	increased costs for XP23829 of $1.2 million due to increased manufacturing, clinical costs and preclinical costs.

The increase in research and development expenses in the six months ended June 30, 2013 compared to the same period in 2012 was principally due to the following:

•	increased net costs for XP23829 of $2.3 million primarily due to increased clinical costs; and

•	increased net costs for AP of $1.0 million primarily due to increased manufacturing costs, partially offset by decreased clinical costs; and partially offset by

•	decreased compensation and benefits costs of $2.6 million due to decreased headcount.

We expect our research and development expenses to decrease in the remainder of 2013 due to termination of further investment in AP for the treatment of spasticity in patients with MS. The timing and amount of research and development expenses incurred will primarily depend upon the extent of current or future clinical trials for XP23829 as well as the related expenses associated with our development organization, regulatory requirements for our product candidates and product candidate manufacturing costs.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands, except percentages)
Selling, general and administrative	$15,788	$7,589	$8,198	108%	$26,523	$14,989	$11,534	77%

The increase in selling, general and administrative expenses in the three months ended June 30, 2013 compared to the same period in 2012 was principally due to costs related to the commercialization and promotion of Horizant; specifically increased professional fees of $3.4 million, marketing and sales costs of $3.4 million and compensation and benefits costs of $0.9 million.

The increase in selling, general and administrative expenses in the six months ended June 30, 2013 compared to the same period in 2012 was principally due to costs related to the commercialization and promotion of Horizant; specifically increased professional fees of $5.4 million, marketing and sales costs of $4.0 million and compensation and benefits costs of $1.6 million.

Since May 1, 2013, we have been responsible for the commercialization and promotion of Horizant in the United States. Accordingly, we expect substantial increases in 2013 in selling, general and administrative expenses compared to 2012 levels due to the expenses incurred in establishing and maintaining sales, marketing, distribution and other commercial capabilities largely through third party service providers.

Interest Income (Expense)

Interest income consisted primarily of interest earned on our cash equivalents and short-term investments and interest and other expense consisted primarily of the accretion of our other noncurrent liability.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands, except percentages)
Interest income	$58	$55	$3	6%	$139	$110	$29	26%
Interest expense	$252	$—	$252	100%	$252	$—	$252	100%

The increase in interest expense in the three and six months ended June 30, 2013, relates to our other noncurrent liability.

Liquidity and Capital Resources

	As of June 30, 2013	As of December 31, 2012
	(In thousands)
Cash and cash equivalents and short-term investments	$93,358	$139,002
Working capital	85,068	141,317
Restricted investments	1,955	1,955

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash provided by (used in):
Operating activities	$(43,632)	$(12,189)
Investing activities	21,256	7,918
Financing activities	(1,135)	—
Capital expenditures (included in investing activities above)	271	18

Due to our significant research and development expenditures, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our equity securities, non-equity payments from our collaborators and interest earned on investments. At June 30, 2013, we had available cash and cash equivalents and short-term investments of $93.4 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including corporate debt securities, investments backed by U.S. government-sponsored agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $43.6 million and $12.2 million in the six months ended June 30, 2013 and 2012, respectively. The net cash used in operating activities in the six months ended June 30, 2013 and 2012 primarily reflected our net loss, partially offset by non-cash stock-based compensation.

Net cash provided by investing activities primarily reflected the timing of purchases of investments and proceeds from maturities of investments.

Net cash used in financing activities reflected net cash used in the issuance of common stock and exercise of stock options.

We believe that our existing capital resources, together with interest thereon and anticipated product revenue, will be sufficient to meet our projected operating requirements into the third quarter of 2014. We have based our estimate of cash sufficiency on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our collaboration agreement with Astellas. We are now responsible for all Horizant commercialization and development activities, including all future post-marketing requirements and commitments. Such costs could be greater than we anticipate or sales of Horizant may be less than we anticipate, either or both of which could accelerate our need for additional capital. In addition, we do not believe that revenues generated from Horizant and Regnite sales will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our marketed product and product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the timing, receipt and amount of sales or royalties from Horizant, Regnite and our other potential products;

•	the costs of our sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote Horizant;

•

the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities, including the timing and cost of further development of XP23829;

•	the cost of manufacturing clinical and commercial supplies of Horizant and our product candidates;

•

the timing and costs of complying with the remaining post-marketing commitments and post-marketing requirements established in connection with the approval of Horizant, and any future additional commitments or requirements imposed on us by the FDA;

•

the number and characteristics of product candidates that we pursue, including any additional potential indications for Horizant or the extent to which we pursue any further development of AP or XP21279;

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

If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are, or anticipate that we may be, unable to raise additional funds when needed, we may terminate or delay clinical trials for one or more of our product candidates curtail or delay significant drug development programs or reduce the amount of resources devoted to medical affairs, advertising, promotion or sales of Horizant.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a) (4) (ii).

Contractual Obligations

Our future contractual obligations at June 30, 2013 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Purchase commitments	$1,705	$1,705	$—	$—	$—
Long-term payable	$6,000	$—	$1,000	$3,000	$2,000
Operating lease obligations	$4,937	$2,404	$2,533	$—	$—

	$12,642	$4,109	$3,533	$3,000	$2,000

At June 30, 2013, we had non-cancelable purchase orders and minimum purchase obligations of approximately $7.7 million under our third party manufacturing agreements related to Horizant. On November 8, 2012, we executed a termination and transition agreement with GSK, that terminated our development and commercialization agreement with respect to Horizant. GSK provided us inventory of gabapentin enacarbil in GSK’s possession that was not required for use by GSK in the manufacture of Horizant. In exchange for such inventory, we will make annual payments to GSK of $1.0 million for six years beginning in 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the six months ended June 30, 2013 to our market risk exposure disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, as of June 30, 2013, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) were effective.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2013. In addition, the risk factors entitled “Problems in GSK’s manufacturing and supply chain have resulted in the unavailability, or a stockout, of Horizant, which will reduce the sales of Horizant and could harm our reputation and business” and “Although we have reached agreement with the FDA on a Special Protocol Assessment, or SPA, relating to our pivotal Phase 3 clinical trial of AP for the potential treatment of spasticity in patients with MS, this agreement does not guarantee any particular outcome with respect to regulatory review of the pivotal trial or with respect to regulatory approval of AP” that appeared in the Form 10-K have been removed.

Risks Related to our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never obtain profitability.*

We have incurred cumulative losses of $499.5 million since our inception in May 1999, including net losses of $24.4 million and $8.0 million for the three months ended June 30, 2013 and 2012, respectively, and net losses of $47.9 million and $17.1 million for the six months ended June 30, 2013 and 2012, respectively. We have made, and expect to continue to make, substantial expenditures in connection with our commercialization of Horizant (gabapentin enacarbil) Extended-Release Tablets and to further develop and potentially commercialize our product candidates. We anticipate that our rate of spending will accelerate as a result of the increased costs and expenses associated with maintaining sales, marketing and commercial capabilities as well as those associated with research, development, clinical trials, manufacturing and potential regulatory approvals and commercialization of our product candidates. In addition, we do not believe that revenues generated from Horizant and Regnite sales will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or sustain profitability. Horizant is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults and for the management of postherpetic neuralgia, or PHN, in adults. As of May 1, 2013, we are solely responsible for the commercialization and further development of Horizant. During a transition period that ended on April 30, 2013, Glaxo Group Limited, or GSK, was responsible for promoting Horizant in the United States pursuant to a November 2012 termination and transition agreement that terminated the prior collaboration agreement between the parties. Regnite (gabapentin enacarbil) Extended-Release Tablets has been approved by the Japanese Ministry of Health, Labour and Welfare, or MHLW, as a treatment for patients with RLS, and Astellas Pharma Inc. is responsible for promoting Regnite in Japan.

To date, we have not generated substantial revenue from sales of Horizant or Regnite. We have financed our operations primarily through the sale of equity securities, non-equity payments from collaborative partners and interest earned on investments. We have devoted substantially all of our past efforts to research and development, including clinical trials. We have devoted substantial efforts to the initiation of Horizant commercial operations, and we expect substantial increases in selling, general and administrative expenses compared to 2012 levels due to the expenses incurred in establishing and maintaining sales, marketing and commercial capabilities, largely through third party service providers. If sales-related revenue from Horizant, Regnite or any other product candidate that receives marketing approval is insufficient, if we are unable to develop and commercialize our product candidates or if development is delayed, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our success depends substantially on the success of Horizant. If we are unable to maintain sales, marketing, distribution, supply chain and other sufficient capabilities to sell Horizant, or enter into arrangements with third parties to do so, sales of Horizant and our business will be harmed.*

For the three months ended March 31, 2013 and the year ended December 31, 2012, net sales in the United States of Horizant as recorded by GSK were only $1.2 million and $6.5 million, respectively. For the three months ended June 30, 2013, we recorded net sales in the United States of Horizant of only $1.6 million. To achieve profitability, we will need to generate substantially more product revenue from Horizant, Regnite or our other product candidates that may receive approval.

GSK commercially launched Horizant in the United States in 2011 and remained responsible for the commercialization of Horizant through a transition period that ended on April 30, 2013. In May 2013, we deployed a Horizant-dedicated sales team through a contract sales organization to promote Horizant. Although we have begun to recognize revenue from Horizant product sales in the United States, we are early in our product launch and our sales and ability to successfully commercialize Horizant are unproven. To successfully commercialize Horizant, we will need to continue our efforts to build and maintain our commercial organization and infrastructure. These activities have been, and will continue to be, time-consuming and require a significant expenditure of resources up-front prior to receiving any significant revenue from Horizant.

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

The competition for qualified personnel in the pharmaceutical and biotechnology field is intense, and we may experience difficulties in recruiting, hiring and retaining qualified individuals. We have no experience commercializing products on our own, and we have only limited management expertise in developing and maintaining a commercial organization. Due to our limited internal resources and the limited amount of time between the termination of the GSK collaboration agreement and the transfer of responsibility for Horizant, we have contracted, and anticipate that we will continue to contract, with third-party vendors to manage much of our growth and sales infrastructure. We will be at risk to the extent we rely on such third parties without effective oversight. In addition, such third-party contractors may not be the most efficient allocation of resources if we could implement such infrastructure internally in a more cost-effective manner. If we are not successful in recruiting and retaining qualified sales and marketing personnel or in maintaining a sales and marketing infrastructure, we will have difficulty commercializing Horizant or our product candidates, which would adversely affect our business and financial condition.

If we do not successfully market and sell Horizant, or if Astellas does not effectively market and sell Regnite in Japan, we may be unable to generate significant product revenue and may be unable to achieve profitability.*

Our ability to generate significant revenue from Horizant depends on our ability to achieve market acceptance of, and to otherwise effectively market, Horizant for the treatment of RLS and for the management of PHN. We may not be able to devote sufficient resources to the advertising, promotion and sales efforts for Horizant. We also need to continue to expend significant time and resources to train the contract sales force to be credible, persuasive and compliant in discussing Horizant with physicians. We also need to continue to train and monitor the contract sales force to ensure that a consistent and appropriate message about Horizant is being delivered. If we are unable to effectively educate physicians and potential customers about the benefits and risks of Horizant, we could face significant pressure from generic competition, negative market perception due to GSK’s prior promotional efforts and a lack of physician awareness, third-party reimbursement and differentiation from currently approved treatments. Due to our limited resources, we have made decisions on how best to allocate our resources to efficiently promote Horizant. We may not be correct on our decisions, which would limit the sales we could achieve from Horizant and could lead to our failure to capitalize on its market opportunity. For example, we have decided on where to locate our contract sales representatives based on certain characteristics of the territories. If other territories where we have chosen not to locate a contract sales representative could have generated greater Horizant sales than the territories where we are promoting Horizant, we will be unable to capture the full potential value of Horizant. In addition, we could fail to comply with applicable regulatory guidelines with respect to the marketing and manufacturing of Horizant or with post-marketing commitments or requirements mandated by the FDA, which could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls and total or partial suspension of production. In addition, if we are unable to effectively train our contract sales force and equip them with effective materials, including medical and sales literature to help inform and educate potential customers about the benefits and risks of Horizant and its proper administration, our efforts to successfully commercialize Horizant could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

Regnite was approved in Japan in January 2012, and Astellas initiated sales of Regnite in Japan in July 2012. We have limited control over the amount and timing of resources that Astellas will dedicate to the marketing of Regnite, and Astellas could fail to effectively commercialize, market and distribute Regnite. In May 2013, Astellas informed us that they did not have plans for commercialization of Regnite in the five other Asian countries in their territory. As a result, in May 2013, all rights to gabapentin enacarbil in Korea, the Philippines, Indonesia, Thailand and Taiwan reverted to us, and we will not receive any further milestone-based or royalty revenues from Astellas for the development and commercialization of gabapentin enacarbil in these territories.

Horizant or Regnite may not achieve significant sales, even if we or Astellas devote substantial resources to its commercialization. Even if we achieve significant levels of sales of Horizant, the expenses of establishing and maintaining sales and marketing capabilities and a distribution and supply chain infrastructure will be substantial, and such costs may outweigh any sales of Horizant, preventing us from achieving profitability. The success of Horizant and Regnite is dependent on a number of factors, which include competition from alternative treatments for RLS and, in the case of Horizant, for the management of PHN, including generic treatments in the United States, pricing pressures and whether Horizant can obtain sufficient third-party coverage or reimbursement, among other factors that are described below.

Earlier in 2013, manufacturing delays at GSK’s contract manufacturer resulted in a stockout of Horizant, or an insufficient amount of Horizant in the supply chain to meet the demand of orders of Horizant by pharmacies and wholesalers. As a result, starting in March 2013, certain patients who had been prescribed Horizant were not able to have such prescriptions filled. Although the stockout was resolved in May 2013, the implementation of our full commercial promotion of Horizant was delayed for approximately one month. We cannot predict the extent of the impact of the prior GSK stockout on our future sales of Horizant resulting from physicians’ decisions to not prescribe Horizant and/or patients’ frustration due to the lack of available inventory. If GSK or its contract manufacturer experiences further delays or issues, our ability to fully commercialize Horizant could be hindered, the future demand for, and product sales of, Horizant could be further reduced and our business could be harmed, all of which could accelerate our need for additional capital.

Our success also depends substantially on our product candidates that are still under development. If we are unable to bring any of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be reduced.

Our ability to generate product revenue in the future will depend heavily on the successful development and commercialization of our product candidates. Our product candidates are either in Phase 2 or Phase 1 clinical development. Any of our product candidates could be unsuccessful if it:

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

For example, in December 2011, following our preliminary results of a Phase 2 clinical trial of XP21279 for the potential treatment of patients with Parkinson’s disease who were experiencing motor fluctuations, we announced that we were deferring further investment in the program pending the outcome of discussions with regulatory authorities and availability of resources. Following our End-of-Phase 2 meeting with the FDA in June 2012, we plan to continue development of XP21279 to the extent our resources permit or we enter into a collaboration with a third party, which we may be unable to do. In addition, in May 2013, following our preliminary results of a Phase 3 clinical trial to evaluate arbaclofen placarbil, or AP, for the potential treatment of spasticity in multiple sclerosis, or MS, patients, we announced that we were terminating further investment in AP as a treatment for spasticity in patients with MS. If additional resources permit or we enter into a collaboration with a third party, we may pursue development of AP as a potential treatment for spasticity in patients with spinal cord injury. If our resources prove insufficient for the continuing development of XP21279 or AP or we are unable to establish a collaboration with a third party for the development and commercialization of XP21279 or AP, we may be unable to significantly advance their development. If we are unable to make additional product candidates commercially available, we may not be able to generate substantial product revenues, which would adversely affect our business and financial condition. The results of our clinical trials to date do not provide assurance that acceptable efficacy or safety will be shown upon completion of future clinical trials.

We will continue to need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our commercialization efforts or our product development programs.*

We will continue to need to raise additional capital to fund our operations, maintain a sales infrastructure and marketing and distribution capabilities and to continue the development of our product candidates. Our future funding requirements will depend on many factors, including:

•	the timing, receipt and amount of sales or royalties from Horizant, Regnite and our other potential products;

•	the costs of our sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote Horizant;

•

the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities, including the timing and cost of further development of XP23829;

•	the cost of manufacturing clinical and commercial supplies of Horizant and our product candidates;

•

the timing and costs of complying with the remaining post-marketing commitments and post-marketing requirements established in connection with the approval of Horizant, and any future additional commitments or requirements imposed on us by the FDA;

•

the number and characteristics of product candidates that we pursue, including any additional potential indications for Horizant or the extent to which we pursue any further development of AP or XP21279;

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

We believe that our existing capital resources, together with interest thereon and anticipated product revenue, will be sufficient to meet our projected operating requirements into the third quarter of 2014. We have based our cash sufficiency estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our collaboration agreement with Astellas. We are now responsible for all Horizant commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, or sales of Horizant may be less than we anticipate, either or both of which could accelerate our need for additional capital.

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

For example, in January 2012, we suspended clinical development activities for XP21279 to focus our resources on development of our other product candidates. In addition, in May 2013, we terminated further investment in AP as a treatment for spasticity in patients with MS to focus our resources on the commercialization of Horizant and continued development of XP23829.

We rely on third parties to perform many essential services for Horizant, including services related to warehousing and inventory control, distribution, customer service, government price reporting, recording of sales, accounts receivable management, cash collection and adverse event reporting, and if such third parties fail to provide us with accurate information, perform as expected or comply with legal and regulatory requirements, our efforts to commercialize Horizant may be significantly impacted and/or we may be subject to regulatory sanctions.

We intend to continue to rely on third-party service providers to perform a variety of functions related to the sale and distribution of Horizant, key aspects of which are out of our direct control. The services provided by these third parties include warehousing and inventory control, distribution, customer service, government price reporting, recording of sales, accounts receivable management and cash collection. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines or otherwise do not carry out their contractual duties to us, or if Horizant encounters physical or natural damage at their facilities, our ability to deliver Horizant to meet commercial demand would be significantly impaired. If these third parties do not provide us with timely and accurate information, it could impact our ability to comply with our financial reporting, state and federal healthcare professional aggregate spend reporting and securities laws obligations, which could expose us to the risk of shareholder lawsuits and adversely affect our business. In addition, we have engaged third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding Horizant and related services. If the quality or accuracy of the data maintained or services performed by these third parties is insufficient, we could be subject to regulatory sanctions.

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

For example, as Horizant is a prodrug of an already approved drug, gabapentin, and is indicated for the treatment of conditions that also have been treated by generic competitors, there could be a perception among physicians that Horizant may not offer a significant clinical advantage or be sufficiently differentiated from current treatments to justify its price, thereby limiting the market acceptance and sales that we may achieve with Horizant. In addition, Horizant’s limited past sales performance under GSK and a Horizant inventory stockout earlier in 2013 may create a negative market perception that is difficult to overcome in our marketing efforts.

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

Products that we believe compete with Horizant in the United States include the following drugs approved for the treatment of RLS: Mirapex (pramipexole) from Boehringer Ingelheim and generic pramipexole; Requip (ropinirole) from GSK and generic ropinirole; and Neupro (a rotigotine transdermal system), a dopamine agonist patch from UCB, Inc., which was approved in 2012. In Japan, we believe that Regnite competes with pramipexole, which was approved in Japan in 2010. We also believe that Regnite could compete with a rotigotine transdermal system, which was approved in Japan in December 2012. Otsuka has exclusive rights to market the UCB rotigotine transdermal system in Japan and began its marketing efforts for this product in February 2013.

Products that we believe compete with Horizant in the United States for the management of PHN include drugs that act on the same target as Horizant, such as Lyrica (pregabalin) and Neurontin (gabapentin) from Pfizer Inc., generic gabapentin and Gralise (once-daily formulation of gabapentin) from Depomed, Inc. Horizant could also experience competition from a capsaicin patch (marketed as Qutenza by Acorda Therapeutics, Inc.) and transdermal patches containing the anesthetic known as lidocaine, which are sometimes used for the management of PHN.

Products that could compete with XP23829, our product candidate that is a prodrug of monomethyl fumarate, or MMF, include oral and injectable agents that are approved in the United States for the treatment of relapsing-remittingmultiple sclerosis. These include oral agents such as Aubagio (teriflunomide), marketed by Sanofi-Aventis, Gilenya (fingolimod), marketed by Novartis and a recently approved oral agent known as Tecfidera (dimethyl fumarate), marketed by Biogen Idec Inc. In addition, several injectable products are approved in the United States and include Avonex (interferon beta 1a), which is marketed by Biogen Idec, Betaseron (interferon beta 1b) and Extavia (interferon beta 1b), which are marketed by Bayer AG/Novartis, Copaxone (glatiramer acetate), which is marketed by Teva Pharmaceutical Industries Ltd., Rebif (interferon beta 1a), which is marketed by Merck Serono S.A. and Tysabri (natralizumab), which is marketed by Biogen Idec. There are also a number of possible competitive products that are in late-stage product development in the United States, including BIIB017 (Peginterferon beta1a) from Biogen Idec, Daclizumab from Abbott/Biogen Idec, Laquinimod from Teva and Lemtrada (alemtuzumab) from Genzyme/Sanofi-Aventis/Bayer HealthCare.

Products that could compete with XP23829 for the treatment of psoriasis include topical agents, oral systemic therapies and biological therapies. Topical therapies include corticosteroids, anthrolin and synthetic vitamin D and vitamin A. Oral systemic agents include acitretin, cyclosporine and methotrexate. Biological therapies that are approved to treat psoriasis include Enbrel (etanercept), marketed by Amgen Inc., Humira (adalimumab), marketed by Abbott Laboratories, Remicade (infliximab), marketed by Johnson & Johnson and Merck & Co., Inc., and Stelara (ustekinumab), marketed by Johnson & Johnson. There are also a number of possible competitive products that are in late-stage product development in the United States, including apremilast, brodalumab, ixekizumb, secukinumab and tafacitnib that are being developed by Celgene Corporation, Amgen, Eli Lilly and Company, Novartis and Pfizer, respectively.

If we develop AP as a potential treatment for spasticity in patients with spinal cord injury, we believe that AP, our product candidate that is a Transported Prodrug of R-baclofen, could experience competition from several generic drugs approved for the treatment of spasticity, including racemic baclofen, dantrolene sodium and tizanidine. In addition, the FDA has approved Botox (onabotulinumtoxin A) from Allergan Inc. to treat upper limb spasticity in adults. Physicians also prescribe diazepam for the treatment of spasticity. Therapies in development for the treatment of spasticity based on sustained-release versions of baclofen or R-baclofen include Baclofen GRS from Sun Pharma Advanced Research Company Limited and Arbaclofen Extended-Release Tablets from Osmotica Pharmaceutical Corp.

If we develop XP21279 as a potential treatment for idiopathic Parkinson’s Disease, products that could compete with XP21279, our product candidate that is a Transported Prodrug of levodopa, include: generic levodopa/carbidopa drugs and other drugs approved for the treatment of Parkinson’s disease, including Stalevo, a combination therapy of levodopa/carbidopa/entacapone that is marketed in the United States by Novartis Inc.; dopamine agonists such as Mirapex (pramipexole) as well as Requip (ropinirole) and Requip XL (ropinirole extended-release tablets), which are marketed by Boehringer Ingelheim and GSK, respectively; generic dopamine agonists, including pramipexole and ropinirole; and Neupro (a rotigotine transdermal system), a dopamine agonist patch from UCB, which was approved in April 2012 by the FDA for the treatment of Parkinson’s disease. Impax submitted an NDA for Rytary (previously known as IPX066), an extended-release formulation of levodopa/carbidopa, that is currently under FDA review. Other therapies under development in the United States include levodopa/carbidopa formulations such as a levodopa/carbidopa gel delivered by a portable pump directly into the duodenum being developed by Abbott Laboratories, as well as DM-1992 and OS-320 (extended-release formulations of levodopa/carbidopa being developed by Depomed and Osmotica, respectively).

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

We believe that in the United States, the composition-of-matter patents relating to gabapentin have expired. Off-label prescriptions written for gabapentin for indications for which we are marketing or may develop Horizant could adversely affect our ability to generate revenue from the sales of Horizant. This could result in reduced sales and increased pricing pressure on Horizant, which in turn would reduce our ability to generate meaningful revenue and have a negative impact on our results of operations.

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

Under the terms of our termination and transition agreement with GSK, we have elected to have GSK continue to supply us with Horizant for up to six months ending October 2013. GSK is relying on a single source supplier for such commercial supplies of Horizant. If we or GSK fail to qualify alternative manufacturers of Horizant, the current contract manufacturer terminates its agreement with GSK or we are not able to enter into an agreement with such manufacturer, and we or GSK are otherwise unable to manufacture or contract to manufacture sufficient quantities of Horizant, the commercialization of Horizant could be impaired or delayed. For example, manufacturing delays at GSK’s contract manufacturer resulted in a stockout of Horizant earlier in 2013. As a result of the manufacturing delays, our full commercial promotion of Horizant was delayed for approximately one month. If GSK or its contract manufacturer experiences other delays or issues, our ability to commercialize Horizant could be further impaired. As part of the termination and transition agreement, GSK has provided its inventory of gabapentin enacarbil drug substance to us. Although the inventory of drug substance has reached the end of its specified shelf life, we believe that such inventory will remain in specification and will be usable, or in the alternative, we believe the drug substance can be re-crystallized into usable form. GSK has relied on a single source supplier of gabapentin enacarbil drug substance, and its agreement with such manufacturer has expired. If we are incorrect about the usability of the gabapentin enacarbil drug substance, are unable to have it meet specifications upon re-crystallization or are unable to enter into an agreement with the contract manufacturer or qualify an alternative manufacturer, we may be limited in the amount of Horizant we could have manufactured and the commercialization of Horizant could be impaired or further delayed. Under the terms of our collaboration agreement with Astellas, Astellas is solely responsible for the manufacture of Regnite/gabapentin enacarbil to support its development and commercialization in Japan. To our knowledge, Astellas is currently relying on single source suppliers for commercial supplies of Regnite/gabapentin enacarbil. As a result, if Astellas fails to manufacture or contract to manufacture sufficient quantities of Regnite/gabapentin enacarbil, development and commercialization of Regnite/gabapentin enacarbil could be impaired in the Astellas territory.

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

We rely on a single source supplier of R-baclofen, the active agent used to make AP, under purchase orders issued from time to time. In the event that such supplier determines to not sell R-baclofen to us at a price that is commercially attractive, and if we were unable to qualify an alternative supplier of R-baclofen, this could further delay the development of, and impair our ability to commercialize, this product candidate.

We rely on a single source supplier of our current worldwide requirements of AP drug substance under a manufacturing services and product supply agreement. In the event that the parties cannot agree to the terms and conditions for this supplier to provide some or all of our clinical and commercial supply needs of drug substance, we would not be able to manufacture AP drug substance until an alternative supplier is identified and qualified, which could also delay the further development of, and impair our ability to commercialize, this product candidate. The drug substance is manufactured using a four-step synthetic process that uses commercially available starting materials for each step. There are no complicated chemistries or unusual equipment required in the manufacturing process.

We rely on a single source supplier of AP formulated in sustained-release tablets at specified transfer prices under quotations agreed upon by the parties as a part of a master services agreement. In the event that such supplier terminates our agreement under specified circumstances, or we are not able to come to an agreement for the commercial supply of AP on reasonable terms, we would not be able to manufacture AP sustained-release tablets until an alternative supplier is qualified. This could further delay the development of, and impair our ability to commercialize, AP.

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

We have purchased XP21279 formulated in sustained-release tablets from a single source supplier at specified transfer prices under quotations agreed upon by the parties as part of a master services agreement. We have also qualified another supplier for the manufacture of XP21279 with carbidopa bi-layer tablets to be supplied under quotations agreed upon by the parties as part of a master services agreement. In the event that either supplier terminates its agreement under specified circumstances for the manufacture of XP21279 sustained-release tablets or carbidopa bi-layer tablets, we would not be able to manufacture XP21279 until an alternative supplier is qualified. This could further delay the development of, and impair our ability to commercialize, XP21279.

If we are required to obtain alternate third-party manufacturers, it could delay or prevent the clinical development and commercialization of our product candidates.

We may not be able to maintain or renew our existing, or obtain new, third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with our suppliers for Horizant/gabapentin enacarbil, XP23829, AP and XP21279, or to continue relationships at an acceptable cost or if these suppliers fail to meet our requirements for these product candidates for any reason, we would be required to obtain alternative suppliers. Any inability to obtain qualified alternative suppliers, including an inability to obtain, or delay in obtaining, approval of an alternative supplier from the FDA, would delay or prevent the clinical development of these product candidates and commercialization of Horizant.

Use of third-party manufacturers may increase the risk that we will not have adequate supplies of Horizant or our product candidates.*

Our current and anticipated future, reliance on third-party manufacturers will expose us to risks that could result in disruptions to our supply chain, product stockouts, patients not having access to their regular treatment, higher costs or lost product revenues, or it could delay or prevent:

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

For example, earlier in 2013, due to manufacturing delays by GSK and its contract manufacturer, there was an insufficient amount of Horizant in the supply chain to meet the demand of orders of Horizant by pharmacies and wholesalers, leading to a one-month delay in our full commercial promotion of Horizant . In addition, GSK’s contract manufacturer has not been able to produce validation batches of a 300 mg dosage form of Horizant that can be taken by patients with severe renal impairment, and Horizant is labeled for such 300 mg dosage form. We have an ongoing obligation to make this dosage form available. If the contract manufacturer is unable to produce such validation batches and the 300 mg dosage form is not made available to patients, the FDA could require us to change the label for Horizant to no longer reference renally-impaired patients or the 300 mg dosage form.

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

In addition, the manufacturing facilities of certain of our suppliers, as well as a storage facility of drug substance, are located outside of the United States. This may give rise to difficulties in importing our products or product candidates or their components into the United States or other countries as a result of, among other things, regulatory agency import inspections, incomplete or inaccurate import documentation or defective packaging.

If our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans, we will not be able to commercialize our product candidates.*

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. A failure of one or more of our clinical trials could occur at any stage of testing. For example, in July 2010, GSK announced top-line results from a 30-week, double-blind, placebo-controlled, Phase 2 clinical trial of Horizant as a potential prophylactic treatment for migraine headaches in which Horizant did not demonstrate a statistically significant improvement on the primary endpoint when compared to placebo. In addition, long-term safety concerns may prevent the approval of any of our product candidates by a regulatory authority. For example, in February 2010, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats delayed FDA approval of the Horizant NDA at that time. Furthermore, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. In addition, the results of clinical trials by third parties evaluating a prodrug sharing the same parent drug as our prodrug candidate, including prodrugs of MMF such as Tecfidera, developed by Biogen Idec and approved by the FDA in March 2013, may not be indicative of the results in clinical trials that we may conduct with our prodrug candidate, including XP23829. Further, unfamiliarity with novel patient-reported outcome tools, trial assessments or endpoints or with certain patient populations, including related subject drop-out rates, could result in additional cost, delay or failure of our clinical trials. For example, in 2012, as part of the first clinical program we conducted in MS patients with spasticity, based on our discussions with the FDA and in connection with a higher than expected drop-out rate, we modified our six-month, open-label, safety clinical trial of AP for subjects who complete the 13-week pivotal Phase 3 efficacy trial in an effort to ensure that our development program for AP met the patient exposure requirements previously established with the FDA. As such, the protocol for the open-label safety trial was modified to allow patients to directly enter the trial without prior participation in the pivotal Phase 3 trial and be dosed for up to nine months. Subsequently, in May 2013, we announced that the Phase 3 trial was unsuccessful in demonstrating that AP provided statistically significant improvement relative to placebo in the co-primary endpoints of the study (the time-matched change from baseline in Maximum Ashworth score at the end of the maintenance dose period and a 7-point Patient Global Impression of Change scale at the end of the maintenance period). We have since discontinued any further investment in AP as a treatment for spasticity in patients with MS.

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

We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.

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

Horizant and Regnite remain, and future products, if any, will remain, subject to ongoing regulatory review. If we or our collaborative partners fail to comply with continuing regulations, these approvals could be rescinded and the sale of our products could be suspended.*

Any regulatory approval to market a product could be conditioned on conducting additional, costly, post-approval studies or implementing a risk evaluation and mitigation strategy or could contain strict limits on the indicated uses included in the labeling. For example, the FDA approval of Horizant for the treatment of RLS included requirements for GSK to conduct a program of post-marketing commitments, or PMCs, and post-marketing requirements, or PMRs, in adults, including: a 12-week, double-blind, placebo-controlled efficacy study evaluating 300 mg, 450 mg and 600 mg tablets of Horizant dosed once per day; two simulated driving studies; a drug-drug interaction study with morphine; and a cardiovascular safety, or QTc, study. GSK also agreed to conduct a pediatric program for subjects 13 years and older. The pediatric clinical program, which was not completed by GSK and is scheduled to commence after requested adult data is obtained and reviewed by the FDA, includes: a pharmacokinetics, or PK, study; a parallel, fixed-dose response efficacy study; a long-term safety study; and a simulated driving study. The specific protocol submission and trial completion dates for these PMCs/PMRs range from April 2011 through July 2024. Although GSK completed some of these PMCs/PMRs, and has agreed to complete the ongoing low-dose efficacy study, we are responsible for fulfilling the remaining, and any additional future, post-marketing study requirements, which will be expensive and time-consuming and may divert management time and resources away from our commercialization efforts or the development of our product candidates. In addition, Horizant has certain warnings and precautions in the label, including information that Horizant may cause significant driving impairment. A medication guide, which contains information about the labeling intended for the patient, is also required to be distributed with Horizant.

Moreover, a product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market or impede or delay our ability to obtain regulatory approvals in additional countries or indications. In addition, the contract manufacturer of a product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations. In addition, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to Horizant, Regnite and any future products remain subject to extensive regulatory requirements.

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

We have contracted with a contract sales organization that employs the sales representatives who promote Horizant. However, we expect that government and regulatory agencies will hold us responsible for any actions by such sales representatives or sales organizations. If we or our contract sales organization fails to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we and our partners could be subject to administrative or judicially imposed sanctions, including:

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

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA and other agencies in the United States and by comparable authorities in other countries. The inability to obtain or maintain FDA approval or approval from comparable authorities in other countries would prevent us and our actual or potiential collaborative partners from commercializing Horizant, Regnite or our product candidates in the United States or other countries. Although Horizant and Regnite have been approved for commercial sale in the United States and Japan, respectively, we may never receive regulatory approval for the commercial sale of our product candidates. In addition, even if a product candidate ultimately receives regulatory approval, the regulatory process may include significant delays that could harm our business. For example, in February 2010, GSK received a Complete Response letter from the FDA in which a preclinical finding of pancreatic acinar cell tumors in rats precluded approval of the Horizant NDA for the treatment of RLS at that time. GSK responded to questions raised by the FDA in the Complete Response letter with an NDA resubmission, which included new data from nonclinical studies of Horizant and two epidemiology studies conducted by GSK exploring gabapentin use and cancer based on the UK General Practice Research Database, as well as a final safety update that provided updated or new safety information on patients in clinical studies who had been treated with Horizant. GSK also amended the NDA from a Section 505(b) (1) to a 505(b) (2) application in order for the FDA to be able to consider published gabapentin nonclinical data in their assessment of Horizant. Horizant subsequently received approval from the FDA in April 2011. However, our business was harmed due to the delay in obtaining approval for Horizant as a treatment for RLS. Moreover, if the FDA requires that any of our products or product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our collaborative partners will be unable to continue or begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our products or product candidates is classified as a controlled substance by the DEA, we or our collaborative partners would have to register annually with the DEA and those products or product candidates would be subject to additional regulation.

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

The FDA has substantial discretion in the approval process and may refuse to approve any application or decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. Varying interpretations of the data obtained from preclinical and clinical testing or other studies could delay, limit or prevent regulatory approval of any of our product candidates. As part of their review process, the FDA could require additional studies or trials to satisfy particular safety concerns. For example, although we had discussions with the FDA in June 2012 regarding the studies required by the FDA to support an NDA submission for XP21279 for the potential treatment of advanced idiopathic Parkinson’s disease, when or if we decide to pursue these studies and the approval of XP21279, the FDA could change their guidance or require additional studies, causing delay or the expenditure of additional resources. Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials, and we or our collaborative partners may be unable to maintain regulatory approvals for our products. For example, the

FDA approval for Horizant for the treatment of RLS included requirements for GSK to conduct a number of PMCs and PMRs. Although GSK has completed and agreed to complete some of the PMCs/PMRs, we are responsible for fulfilling the remaining post-marketing study requirements, or any additional post-marketing requirements that may be imposed on us or Horizant, which will be expensive and time-consuming, and may divert management time and resources away from our commercialization efforts or the development of our product candidates. In addition, the FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

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

An NDA submitted under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act subjects us to the risk that we may be subject to a patent infringement lawsuit that would delay or prevent the review and approval of our product candidate.*

Certain product candidates that we develop may be submitted to the FDA for approval under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, as amended, or FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If we develop XP21279 through a positive Phase 3 clinical program, we could potentially submit an NDA seeking its approval for the treatment of advanced idiopathic Parkinson’s disease under Section 505(b)(2) of the FDCA. If we pursue development of AP, we also could potentially submit an NDA seeking its approval for the treatment of spasticity in patients with spinal cord injury under Section 505(b)(2) of the FDCA. The Section 505(b)(2) application would enable us to reference published literature and/or the FDA’s previous finding of safety and effectiveness for baclofen, a drug that has been approved by the FDA for the alleviation of signs and symptoms of spasticity in patients with MS and may also be of some value in patients with spinal cord injuries and other spinal cord diseases.

For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as Paragraph IV certifications, that certify that any patents listed in the Patent and Exclusivity Information Addendum of the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, with respect to any product referenced in the Section 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the Section 505(b)(2) application. Under the Hatch-Waxman Act, the holder of patents that the Section 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit within 45 days of the patent owner’s receipt of notice triggers a one-time, automatic, 30-month stay of the FDA’s ability to approve the 505(b)(2) application. Accordingly, we may invest a significant amount of time and expense in the development of one or more products only to be subject to significant delay and patent litigation before such products may be commercialized, if at all. A Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, or NCE, listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the approved product. The FDA may also reject our future Section 505(b)(2) submissions and require us to file such submissions under Section 505(b)(1) of the FDCA, which could cause delay, and be considerably more expensive and time consuming. These factors, among others, may limit our ability to successfully commercialize our product candidates.

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

We anticipate that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for Horizant and any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payers will reimburse for Horizant and any newly-approved drugs, which in turn will put pressure on the pricing of drugs.

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

Third-party claims of intellectual property infringement would require us to spend significant time and money and could prevent us from developing or commercializing our products.*

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering products or other technologies of interest to us that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. For example, we are aware of a family of third-party patent applications relating to prodrugs of gabapentin. We believe the applications have been abandoned in the United States, the European Patent Office, Canada, Australia and the United Kingdom. Additionally, with respect to the development of XP23829, we are aware of third-party patents relating to the use of fumarates in the treatment of MS and psoriasis. With respect to the claims contained in these patent applications and patents, we believe that our activities do not infringe the patents at issue and/or that the third-party patent or patent applications are invalid. In addition, we believe that in all countries in which we hold or have licensed rights to patents or patent applications related to Horizant, Regnite or gabapentin enacarbil, the composition-of-matter patents relating to gabapentin have expired. However, it is possible that a judge or jury will disagree with our conclusions regarding non-infringement, invalidity and/or expiration of these patents that may relate to XP23829 and Horizant, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. In addition, there could be other third-party patents or patent applications covering certain aspects of our planned development or commercialization activities that we are not yet aware of. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. Licenses required under any of these patents may not be available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to develop, commercialize and sell Horizant, Regnite or our product candidates. Such legal actions against us could also include the theory of contributory infringement, or claiming that because our prodrugs are broken down in the body into an active, parent drug and other substances, that we have infringed on patents that cover the use of the active, parent drug. We believe that there may continue to be significant litigation in the biotechnology and pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.

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

Horizant, Regnite and our product candidates may also be affected by the safety of the parent drugs or drugs related to our products or product candidates. Although gabapentin, baclofen (which includes the R-isomer of baclofen) and levodopa, the parent drugs of Horizant/Regnite/gabapentin enacarbil, AP and XP21279, respectively, have been used successfully in patients for many years, newly observed toxicities or worsening of known toxicities, in preclinical studies of, or in patients receiving, gabapentin, baclofen and levodopa, or reconsideration of known toxicities of gabapentin, baclofen or levodopa in the setting of new indications, could result in increased regulatory scrutiny of Horizant/Regnite/gabapentin enacarbil, AP and XP21279, respectively. For example, the label for baclofen, the R-isomer of which is the parent drug of AP, includes a warning that hallucinations and seizures have occurred on abrupt withdrawal of baclofen dosing without proper tapering in spasticity patients. Although a product called Fumaderm, which contains fumaric acid ester compounds, including dimethyl fumarate, or DMF (another prodrug of MMF), has been approved and used in Germany for the treatment of psoriasis, Fumaderm has not been approved in the United States. In addition, in March 2013, the FDA approved Biogen Idec’s Tecfidera, a formulation of DMF, as a treatment for RRMS. Any safety concerns or other problems noted by regulators with respect to DMF, Tecfidera or MMF could increase the risk of regulatory scrutiny of XP23829, possibly delaying or preventing any regulatory approval of XP23829. For example, it has been reported that some patients taking Fumaderm developed progressive multifocal leukoencephalopathy, or PML, a progressive brain disease. Although Biogen Idec has not reported any events of PML in their clinical trials of Tecfidera, if a link between PML and Tecfidera, DMF or MMF is established in the future, it could increase regulatory scrutiny of XP23829 or delay or prevent its approval. The FDA has substantial discretion in the NDA approval process and may refuse to approve any application if the FDA concludes that the risk/benefit analysis of a potential drug treatment for a specific indication does not warrant approval. For example, in February 2010, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats precluded FDA approval of the Horizant NDA in RLS in its form at that time. Although there were similar findings of rat pancreatic acinar cell tumors following treatment with gabapentin, the parent drug of Horizant, the FDA has, to date, not prevented the use of gabapentin. In the February 2010 Complete Response letter, the FDA noted that they had concluded that the seriousness and severity of refractory epilepsy and the benefit to patients provided by gabapentin justified the potential risk at that time. Thus, although the parent drug for, or a drug related to, one of our product candidates may be approved by the FDA in a particular indication, the FDA may conclude that our product candidate’s risk/benefit profile does not warrant approval in a different indication, and the FDA may delay or refuse to approve our product candidate. Such conclusion and refusal would prevent us from developing and commercializing our product candidates and severely harm our business and financial condition. For example, even with the approval of Tecfidera for RRMS, the FDA may not agree that the risk/benefit profile of XP23829 for the treatment of psoriasis or other potential indications, if established, would warrant approval in such indications. Horizant, Regnite and our product candidates are engineered to be broken down by the body’s natural metabolic processes and to release the active drug and other substances. While these breakdown products are generally regarded as safe, it is possible that there could be unexpected toxicity associated with these breakdown products that will cause any or all of Horizant/Regnite/gabapentin enacarbil, XP23829, XP21279 and AP to be poorly tolerated by, or toxic to, humans. Any unexpected toxicity of, or suboptimal tolerance to, our product or product candidates could reduce sales of Horizant and Regnite, and delay or prevent commercialization of our product candidates.

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

We may depend on collaborations to complete the development, regulatory approval and commercialization of some of our product candidates. These collaborations may place the development of our product candidates outside our control, may require us to relinquish important rights, may otherwise be on terms unfavorable to us and may ultimately not be successful.*

In December 2005, we entered into a collaboration agreement with Astellas for the development and commercialization of gabapentin enacarbil, also known as Regnite, in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. In February 2007, we entered into an exclusive collaboration agreement with GSK to develop and commercialize gabapentin enacarbil worldwide, excluding the Astellas territory. Following a significant dispute in 2012, including the filing of lawsuits in California and Delaware, in November 2012, we terminated our collaboration agreement with GSK pursuant to a termination and transition agreement, under which the product rights to Horizant returned to us in May 2013.

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

We cannot control the amount and timing of resources that Astellas devotes to the development or commercialization of Regnite or their marketing and distribution. For example, in May 2013, Astellas informed us that they did not have plans for commercialization of Regnite in the countries other than Japan in their territory. As a result, in May 2013, we all rights to gabapentin enacarbil in Korea, the Philippines, Indonesia, Thailand and Taiwan reverted to us. In addition, Astellas may abandon further development of Regnite or terminate their collaboration agreement with us at any time, which could delay or impair the development and commercialization of Regnite and harm our business.

If we do not establish collaborations for our product candidates, we may have to alter our development and commercialization plans.*

Our strategy includes selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our product candidates. We intend to do so, especially for indications that involve a large, primary care market that must be served by large sales and marketing organizations or to develop and commercialize product candidates that fall outside our core focus or our core development capabilities. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time consuming to negotiate and document. We may not be able to negotiate additional collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional collaborations because of the numerous risks and uncertainties associated with establishing additional collaborations. If we are unable to negotiate additional collaborations, we may not be able to maximize the market opportunity of a product, or we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues. For example, we do not intend to pursue any further development of AP or XP21279 unless we have sufficient funds to do so or we enter into collaborations with third parties for such development. Accordingly, if we are unable to establish collaborations for these product candidates, we may determine to abandon these product candidates entirely in which case we would not receive any return on our investments in these product candidates.

We may not develop additional prodrug product candidates.

As part of a restructuring in 2010, we eliminated our discovery research department, which prevents our ability to discover additional product candidates at this time. If we are unable to develop suitable product candidates from our internal efforts, we may pursue additional product candidates through in-licensing. Any growth through in-licensing would depend upon the availability of suitable product candidates at favorable prices and upon advantageous terms and conditions. To obtain additional product candidates, we may also reconstitute our discovery research department, which would require the expenditure of significant resources and the identification and hiring of a number of highly-skilled employees. Such efforts could divert the time and resources from the later-stage development or commercialization of Horizant or our product candidates.

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

Our facility is located in California’s Silicon Valley, in an area with a long history of industrial activity and use of hazardous substances, including chlorinated solvents. Environmental studies conducted prior to our leasing of the site found levels of metals and volatile organic compounds in the soils and groundwater at our site. While these constituents of concern predated our occupancy, certain environmental laws, including the U.S. Comprehensive, Environmental Response, Compensation and Liability Act of 1980, impose strict, joint and several liabilities on current operators of real property for the cost of removal or remediation of hazardous substances. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. As a result, while we have not been, we cannot rule out the possibility that we could in the future be held liable for costs to address contamination at the property beneath our facility, which costs could be material.

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

Risks Related to Ownership of our Common Stock

Our stock price is volatile, and purchasers of our common stock could incur substantial losses.*

The market prices for securities of biopharmaceutical companies in general have been highly volatile. The market price of our common stock may be influenced by many factors, including:

•	the commercial sales of Horizant, Regnite or any of our other products approved by the FDA or its foreign counterparts;

•	the costs to maintain adequate sales, marketing and commercial capabilities to commercialize Horizant;

•	adverse results or delays in clinical trials;

•

the timing of achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the filing for regulatory approval or the establishment of commercial partnerships for one or more of our product candidates;

•	announcement of FDA approvability, approval or non-approval of our product candidates, and the timing of the FDA review process;

•	actions taken by regulatory agencies with respect to Horizant, Regnite or our product candidates, our clinical trials or our sales and marketing activities;

•	actions taken by regulatory agencies with respect to products or drug classes related to Horizant, Regnite or our product candidates;

•	problems in our manufacturing or supply chain that limit or exhaust the quantity of supplies of Horizant that are available to patients;

•	changes in our collaborators’ business strategies;

•	developments in our relationship with Astellas, including potential disputes or the termination or further modification of our agreement with Astellas;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including infringement lawsuits;

•	actions taken by regulatory agencies with respect to our or our partners’ compliance with regulatory requirements;

•	announcements of technological innovations or new products by us or our competitors;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	restatements of our financial results and/or material weaknesses in our internal controls; and

•	the loss of any of our key scientific or management personnel.

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

Fluctuations in our operating results could cause our stock price to decline.*

Our operating results will be difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to our recent acquisition of the Horizant business and lack of our own historical sales data, Horizant sales will be difficult to predict from period to period and as a result, you should not rely on Horizant sales results in any period as being indicative of future performance, and sales of Horizant may be below the expectation of securities analysts or investors in the future.

The following factors are likely to result in fluctuations of our operating results from quarter to quarter and year to year:

•	the level and timing of commercial sales of Horizant, Regnite or any of our other products approved by the FDA or its foreign counterparts;

•

the costs to maintain adequate sales, marketing and commercial capabilities to commercialize Horizant, and the costs associated with fulfilling the remaining, and any additional future, PMCs and PMRs for Horizant;

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

Due to these fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good predictor of our future performance. For example, due primarily to the recognition of revenues from up-front, milestone and contingent event-based payments from our collaboration agreements with Astellas and GSK, we were profitable for the year ended December 31, 2007 and in the three months ended June 30, 2011. However, while recognition of these revenues resulted in a profitable year or quarter for those periods, we incurred net losses in each full year since 2007. In any particular financial period, the actual or anticipated fluctuations could be below the expectations of securities analysts or investors and our stock price could decline.

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*

As of July 15, 2013, our executive officers, directors and holders of 5% or more of our outstanding common stock, based upon information known to us and derived from Schedules 13G filed with the SEC, beneficially owned approximately 60% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If there are large sales of our common stock, the market price of our common stock could drop substantially.*

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of July 15, 2013, we had 47,689,323 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)

3.3	Amended and Restated Bylaws(3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

4.1	Specimen Common Stock Certificate(5)

4.2	Form of Right Certificate(6)

4.3	Form of Registered Direct Common Warrant(7)

10.34	Term Sheet for Non-Employee Director Compensation

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(8)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 18, 2012.
(3)	Incorporated herein by reference to Exhibit 3.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 30, 2008.
(8)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc. (Registrant)
August 7, 2013	/s/ RONALD W. BARRETT
Ronald W. Barrett
Chief Executive Officer and Director
(principal executive officer)

August 7, 2013	/s/ WILLIAM G. HARRIS
William G. Harris
Senior Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)

3.3	Amended and Restated Bylaws(3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

4.1	Specimen Common Stock Certificate(5)

4.2	Form of Right Certificate(6)

4.3	Form of Registered Direct Common Warrant(7)

10.34	Term Sheet for Non-Employee Director Compensation

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(8)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 18, 2012.
(3)	Incorporated herein by reference to Exhibit 3.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 30, 2008.
(8)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.