Form 10-Q
period 2013-09-30
XENOPORT INC
filed 2013-11-08
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Total number of shares of common stock outstanding as of October 15, 2013: 47,736,316.

XENOPORT, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

HORIZANT, REGNITE, Transported Prodrug, XENOPORT and the XenoPort logo are trademarks of XenoPort, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Current assets:
Cash and cash equivalents	$13,517	$36,134
Short-term investments	60,785	102,868
Accounts receivable, net	867	—
Right to the HORIZANT business	—	13,557
Inventories	1,944	—
Prepaids and other current assets	4,172	2,529

Total current assets	81,285	155,088
Property and equipment, net	2,896	1,528
Long-term inventories	10,341	—
Restricted investments and other assets	1,960	2,432

Total assets	$96,482	$159,048

Current liabilities:
Accounts payable	$1,277	$567
Accrued compensation	4,106	4,875
Accrued restructuring charges	—	993
Accrued preclinical and clinical costs	1,079	4,397
Other accrued liabilities	3,888	1,424
Deferred revenue	1,515	1,515

Total current liabilities	11,865	13,771
Deferred revenue	11,616	12,753
Other noncurrent liability	2,672	2,314
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 47,733 and 47,068 shares issued and outstanding, at September 30, 2013 and December 31, 2012, respectively	48	47
Additional paid-in capital	588,623	581,741
Accumulated other comprehensive income	3	22
Accumulated deficit	(518,345)	(451,600)

Total stockholders’ equity	70,329	130,210

Total liabilities and stockholders’ equity	$96,482	$159,048

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues:
Product sales, net	$2,037	$—	$3,677	$—
Collaboration revenue	379	379	1,137	11,137
Royalty revenue	111	—	258	—
Net revenue from unconsolidated joint operating activities	—	—	—	10,000

Total revenues	2,527	379	5,072	21,137

Operating expenses:
Cost of product sales	305	—	554	—
Research and development	6,047	9,365	29,636	32,347
Selling, general and administrative	14,928	7,833	41,451	22,822

Total operating expenses	21,280	17,198	71,641	55,169

Loss from operations	(18,753)	(16,819)	(66,569)	(34,032)
Interest income	43	66	182	176
Interest expense	(106)	—	(358)	—

Net loss	(18,816)	(16,753)	(66,745)	(33,856)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	20	(17)	(19)	2

Comprehensive loss	$(18,796)	$(16,770)	$(66,764)	$(33,854)

Basic and diluted net loss per share	$(0.39)	$(0.41)	$(1.41)	$(0.90)

Shares used to compute basic and diluted net loss per share	47,691	41,016	47,471	37,480

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Operating activities
Net loss	$(66,745)	$(33,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	870	1,952
Accretion of investment discounts and amortization of investment premiums, net	858	862
Stock-based compensation expense	8,308	9,139
Changes in assets and liabilities:
Accounts receivable, net	(867)	—
Prepaids and other current and noncurrent assets	(1,171)	695
Inventories	(552)	—
Accounts payable	710	60
Accrued compensation	(769)	213
Accrued restructuring charges	(993)	(1,332)
Accrued preclinical and clinical costs	(3,318)	(893)
Other accrued liabilities, current and noncurrent	2,679	518
Deferred revenue, current and noncurrent	(1,137)	(1,137)

Net cash used in operating activities	(62,127)	(23,779)

Investing activities
Purchases of investments	(76,817)	(102,238)
Proceeds from maturities of investments	118,024	76,275
Purchases of property and equipment	(271)	(26)

Net cash provided by (used in) investing activities	40,936	(25,989)

Financing activities
Net cash proceeds provided by (used in) issuance of common stock and exercise of stock options	(1,426)	43,084

Net cash provided by (used in) financing activities	(1,426)	43,084

Net decrease in cash and cash equivalents	(22,617)	(6,684)
Cash and cash equivalents at beginning of period	36,134	25,386

Cash and cash equivalents at end of period	$13,517	$18,702

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Nature of Operations

XenoPort, Inc., or the Company, was incorporated in the state of Delaware on May 19, 1999. The Company is a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates with an initial focus on neurological disorders. The Company is currently commercializing HORIZANT® (gabapentin enacarbil) Extended-Release Tablets in the United States and is developing its novel fumaric acid ester product candidate. The Company also has two internally discovered product candidates that may be developed as treatments for neurological disorders in the future to the extent its resources permit or the Company enters into collaborations with third parties for such development. HORIZANT and the Company’s product candidates are prodrugs that are typically created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct limitations in the oral absorption, distribution and/or metabolism of the parent drug. HORIZANT and each of the Company’s product candidates are orally-available, patented molecules that address potential markets with clear unmet medical needs. The Company’s facilities are located in Santa Clara, California.

On November 8, 2012, the Company reached an agreement with Glaxo Group Limited, or GSK, to terminate the Amended and Restated Development and Commercialization Agreement dated November 7, 2010, between the Company and GSK regarding HORIZANT.

Under the terms of the November 2012 termination and transition agreement, during a transition period that ended on April 30, 2013, GSK continued to exclusively commercialize, promote, manufacture and distribute HORIZANT in the United States. The Company was not eligible to receive any milestone payments from GSK and did not receive any revenue or incur any losses from GSK’s sales of HORIZANT during the transition period. GSK will continue to fully fund the costs associated with the management and conduct of required post-marketing clinical studies initiated by GSK prior to the date of the termination and transition agreement. In addition, GSK provided to the Company inventory of gabapentin enacarbil in GSK’s possession that was not required for use by GSK in the manufacture of HORIZANT and related manufacturing property and equipment. In exchange for such inventory, the Company will make annual payments to GSK of $1,000,000 for six years beginning in 2016, which is recorded as “Other noncurrent liability” on the Company’s balance sheet for the periods ended September 30, 2013 and December 31, 2012. Pursuant to a separate stock purchase agreement, or SPA, entered into between the Company and GSK on November 8, 2012, GSK purchased $20,000,000 of the Company’s common stock, or an aggregate of 1,841,112 shares at $10.863 per share, which per share price represented a 12.5 percent premium to the average of the closing prices of the Company’s common stock for the ten trading days prior to October 31, 2012. In addition, on November 9, 2012, the Company exercised a put option requiring GSK to purchase an additional 2,190,100 shares of the Company’s common stock at $9.132 per share, which per share price represented a 12.5 percent premium to the average of the closing prices of the Company’s common stock for the ten trading days prior to November 9, 2012. On May 1, 2013, the Company completed the acquisition of the HORIZANT business in accordance with the termination and transition agreement and assumed all responsibilities and associated rights for the further development, manufacturing and commercialization of HORIZANT in the United States on that date. GSK was responsible for the commercial manufacture and supply of HORIZANT during the transition period, and the Company has elected to have GSK continue to supply HORIZANT tablets to the Company for up to six months following the transition period on pricing terms established under the termination and transition agreement. The Company did not assume any liabilities of GSK’s HORIZANT business as of the acquisition date.

This termination and transition agreement between the Company and GSK also provided for a mutual release of claims and resolved all ongoing litigation between the parties.

Basis of Preparation

The accompanying financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2013 and comprehensive losses for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, is the single source of authoritative U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2013. The results of operations of the acquired HORIZANT business, along with the fair values of the assets acquired in the transaction, have been included in the Company’s financial statements since the May 1, 2013 acquisition date.

Revenue Recognition

Product Sales

The Company began selling HORIZANT to wholesalers in May 2013 following the return of the Company’s commercial rights from GSK. The Company recognizes revenue from HORIZANT product sales when there is persuasive evidence that an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectability is reasonably assured. Revenue from product sales is recorded net of estimated allowances for government rebates such as Medicaid reimbursements, patient assistance programs, customer incentives such as cash discounts for prompt payment, distributor fees and expected returns, as appropriate, which are based on an analysis of historical return rates and deductions of HORIZANT, since its commercial launch by GSK in the second quarter of 2011. Calculating certain of these items involves estimates and judgments based on contractual terms, historical utilization rates data for HORIZANT and new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, the Company’s expectations regarding future utilization rates for these programs and channel inventory data.

Items Deducted from Gross Product Sales

Prompt Pay Discount

The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. Based on GSK’s commercialization experience, the Company expects customers to continue to comply with the prompt payment terms to earn the cash discount as the Company is selling HORIZANT to the same customers under similar prompt payment terms and conditions. The Company estimates cash discounts for prompt payment based on contractual terms, GSK’s historical utilization rates and the Company’s expectations regarding future utilization rates. The Company accounts for cash discounts by reducing accounts receivable by the full amount and recognizing the discount as a reduction of revenue in the same period the related revenue is recognized.

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

Government Rebates

The Company participates in a number of government rebate programs, such as the Medicaid Drug Rebate Program that provides assistance to eligible low-income patients based on each individual state’s guidelines regarding eligibility and services, Public Health Services or 340b programs, and the Medicare Part D Coverage Gap Discount Program, which provides rebates on prescriptions that fall within the “donut hole” coverage gap; and the Department of Veterans Affairs that offers discounts to authorized users of HORIZANT. HORIZANT is also listed on the Federal Supply Schedule, or “FSS”, of the General Services Administration which provides a discount to the Department of Defense, Department of Veterans Affairs, and TriCare. The Company estimates reductions to the Company’s revenues for government rebate programs based on product pricing, current rebates, GSK’s historical and estimated utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, the Company’s expectations regarding future rebates for these programs and estimated levels of inventory in the distribution channel.

Patient Assistance

The Company offers a co-pay card program to assist commercially insured patients with the cost of their HORIZANT related co-payments. Participating retail pharmacies get reimbursed by the Company for the amount of the co-pay assistance provided to eligible patients. The Company estimates and accrues the cost of the co-pay program based on historical redemption activity for this program. The Company reimburses the participating pharmacies approximately one month after the prescriptions subject to co-pay assistance are filled.

Cost of Product Sales

Cost of product sales includes direct and indirect costs to manufacture product sold, including tableting, packaging, storage, shipping and handling costs and inventory write-downs, if any.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for cash discounts for prompt payment, wholesaler discounts and chargebacks. The need for bad debt allowance is evaluated each reporting period based on the Company’s assessment of the credit worthiness of its customers.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out, or FIFO, basis. The Company will regularly evaluate the Company’s inventories for excess quantities and obsolescence (expiration), taking into account such factors as historical and anticipated future sales compared to quantities on hand and the remaining shelf life of HORIZANT. Write-downs of inventories are considered to be permanent reductions in the cost basis of inventories.

Inventories that are not expected to be consumed within twelve months following the balance sheet date are classified as a noncurrent asset.

Inventories as of September 30, 2013 are summarized as follows (in thousands):

Raw materials	$10,333
Work in progress	1,228
Finished goods	724

Total inventory	12,285
Less: Long-term inventories	10,341

Total inventory classified as current	$1,944

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

On June 14, 2013, the Company implemented a reduction in force that included the elimination of certain non-executive positions as the Company completed certain work projects on its arbaclofen placarbil development program. As a result, the Company recorded severance benefits charges of $0 and $703,000 in the three and nine months ended September 30, 2013, respectively, which were included in the “Research and development” line of the “Operating expenses” section of the Company’s statements of comprehensive loss. As of September 30, 2013, the associated liability balance, included within “Accrued compensation” on the Company’s balance sheets, was $275,000.

2. Collaboration

Astellas Pharma Inc.

        In December 2005, the Company entered into an agreement pursuant to which it licensed to Astellas Pharma Inc., or Astellas, exclusive rights to develop and commercialize gabapentin enacarbil in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. Astellas commenced commercialization of gabapentin enacarbil in Japan, and began selling gabapentin enacarbil in Japan in July 2012 under the trade name of REGNITE® (gabapentin enacarbil) Extended-Release Tablets. In May 2013, Astellas notified the Company that it did not have plans for the commercialization of gabapentin enacarbil in the five other Asian countries in its territory. As a result, in May 2013, the rights to gabapentin enacarbil in Korea, the Philippines, Indonesia, Thailand and Taiwan reverted to the Company. In the three and nine months ended September 30, 2013 and 2012, the Company recognized revenue of $379,000 and $1,137,000, respectively, representing amortization of the up-front license payment under this agreement. In the three months ended March 31, 2012, the Company also recognized a $10,000,000 milestone payment in connection with the approval of REGNITE in Japan. In the three and nine months ended September 30, 2013, the Company recognized $111,000 and $258,000, respectively, in royalty revenue. No royalty revenue was received in the three and nine months ended September 30, 2012. As of September 30, 2013, the Company had recognized an aggregate of $52,236,000 of revenue pursuant to this agreement. At September 30, 2013, $13,131,000 of revenue was deferred under this agreement and is being recognized on a straight-line basis over a period that the Company expects to remain obligated to provide services, of which $1,515,000 was classified within current liabilities and the remaining $11,616,000 was recorded as a noncurrent liability.

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

$13,557

The consideration exchanged was recorded in the Company’s financial statements for the year ended December 31, 2012.

On May 1, 2013, the Company obtained control of and thus completed the acquisition of certain assets of HORIZANT that constituted a business acquisition as defined under the provisions of the Business Combinations topic. Accordingly, the transaction reflected the removal of the right to the HORIZANT business (which was recorded at fair value, as determined by a discounted cash flow analysis, that remained unchanged as of May 1, 2013), and the recording of the acquisition date fair values of the acquired inventory and manufacturing property and equipment assets. Assets acquired as a result of this transaction were as follows (in thousands):

Inventories	$11,733
Manufacturing property and equipment	1,967

Total assets acquired	$13,700

Inventories were comprised of acquired raw materials, specifically gabapentin enacarbil, and were valued using the cost approach. The cost approach provides a framework for estimating value based on the principle of substitution. The estimated fair value was calculated based on the costs to replace or reproduce the asset, including the cost of recrystallization of the raw material received, while considering any impact on the value of any obsolescence.

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

During the three and nine months ended September 30, 2013, the Company incurred $171,000 and $476,000, respectively, in transaction costs related to the HORIZANT business acquisition, which primarily consisted of legal, accounting and valuation-related expenses. These expenses were recorded in the “Selling, general and administrative” line of the “Operating expenses” section of the Company’s statements of comprehensive loss.

The Company recorded net revenues of $3,677,000 and a net loss of $11,377,000 from the acquired HORIZANT business in the Company’s statements of comprehensive loss from the acquisition date through September 30, 2013.

The following unaudited supplemental pro forma information summarizes the combined results of operations of the Company and the HORIZANT business as though the acquisition had occurred on January 1, 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$2,527	$1,955	$6,249	$25,578
Net loss	$18,816	$23,513	$73,653	$53,306

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of the HORIZANT business to reflect the following adjustments:

•	An amendment to depreciation expense included in costs of goods sold to reflect the depreciation of the fair value of the acquired manufacturing property and equipment over the estimated remaining useful lives of the respective assets.

•	The difference between the cost of raw materials known as active pharmaceutical ingredient, or API, that GSK incurred and the Company’s recorded fair value of the API.

•	The difference in selling expense between GSK direct selling expenses and the Company’s third party contractual costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net loss	$(18,816)	$(16,753)	$(66,745)	$(33,856)
Denominator:
Weighted-average common shares outstanding	47,691	41,016	47,471	37,480

Basic and diluted net loss per share	$(0.39)	$(0.41)	$(1.41)	$(0.90)

Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Restricted stock units and options to purchase common stock	6,751	6,374	6,751	6,374
Warrants outstanding	283	283	283	283

	7,034	6,657	7,034	6,657

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

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2013:
Cash	$3,752	$—	$—	$3,752
Money market funds	9,765	—	—	9,765
U.S. government-sponsored agencies	1,070	—	—	1,070
Corporate debt securities	59,712	13	(10)	59,715
Certificates of deposit	1,725	—	—	1,725

	$76,024	$13	$(10)	$76,027

Reported as:
Cash and cash equivalents				$13,517
Short-term investments				60,785
Restricted investments				1,725

				$76,027

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2012:
Cash	$915	$—	$—	$915
Money market funds	20,897	—	—	20,897
U.S. government-sponsored agencies	11,329	1	—	11,330
Corporate debt securities	105,839	32	(11)	105,860
Certificates of deposit	1,955	—	—	1,955

	$140,935	$33	$(11)	$140,957

Reported as:
Cash and cash equivalents				$36,134
Short-term investments				102,868
Restricted investments				1,955

				$140,957

At September 30, 2013 and December 31, 2012, the contractual maturities of all investments held were less than one year. All investments have been designated as available-for-sale, and changes to unrealized gains and losses are reflected as the only component of accumulated other comprehensive income. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity may be one year or more beyond the current balance sheet date.

No gross realized gains or losses were recognized and accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings in the three or nine months ended September 30, 2013 or in the same periods in 2012.

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value on a recurring basis and are classified at the following fair value hierarchy (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total As of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$9,765	$9,765	$—	$—
U.S. government-sponsored agencies	1,070	—	1,070	—
Corporate debt securities	59,715	—	59,715	—

Total	$70,550	$9,765	$60,785	$—

		Fair Value Measurements at Reporting Date Using
Description	Total As of December, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$20,897	$20,897	$—	$—
U.S. government-sponsored agencies	11,330	—	11,330	—
Corporate debt securities	105,860	—	105,860	—

Total	$138,087	$20,897	$117,190	$—

6. Other Accrued Liabilities

Other accrued liabilities at September 30, 2013 and December 31, 2012 were as follows (in thousands):

	September 30, 2013	December 31, 2012
Accrued product costs	$1,598	$—
Accrued selling and marketing expenses	1,114	276
Accrued general and administrative expenses	760	1,047
Other liabilities	416	101

Total other accrued liabilities	$3,888	$1,424

7. Stock-Based Compensation

Details of the Company’s employee non-cash stock-based compensation were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Research and development	$618	$935	$2,523	$3,043
Selling, general and administrative	1,851	1,881	5,785	6,096

	$2,469	$2,816	$8,308	$9,139

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates with an initial focus on neurological disorders. We are currently commercializing HORIZANT® (gabapentin enacarbil) Extended-Release Tablets in the United States and are developing our novel fumaric acid ester product candidate. We also have two internally discovered product candidates that may be developed as treatments for neurological disorders in the future to the extent our resources permit or we enter into collaborations with third parties for such development. HORIZANT and our product candidates are prodrugs that are typically created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct limitations in the oral absorption, distribution and/or metabolism of the parent drug. HORIZANT and each of our product candidates are orally-available, patented molecules that address potential markets with clear unmet medical needs.

HORIZANT is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of adults with moderate-to-severe primary restless legs syndrome, or RLS (also known as Willis-Eckbom disease, or WED), and for the management of postherpetic neuralgia, or PHN, in adults. REGNITE® (gabapentin enacarbil) Extended-Release Tablets is licensed to Astellas Pharma Inc. in Japan where it is approved by the Japanese Ministry of Health, Labor and Welfare as a treatment for patients with RLS.

In addition to HORIZANT, we are actively developing XP23829, a novel fumaric acid ester product candidate that is a prodrug of monomethyl fumarate, or MMF, which we believe could be a potential treatment for patients with relapsing forms of multiple sclerosis, or MS, psoriasis and/or certain other disorders where the mechanism of action of XP23829 may be relevant. In September 2013, we announced preliminary results from two Phase 1 clinical trials of XP23829. The first Phase 1 trial was a randomized, double-blind, placebo-controlled, multiple ascending dose study of the pharmacokinetics, safety and tolerability of two formulations of XP23829 in healthy adult subjects. Five separate cohorts (12 active and three placebo subjects per cohort) were enrolled sequentially and received one of two formulations of XP23829 dosed with or without food. Following up-titration of up to five days, dosing for each cohort ranged from 400 to 1,000 mg XP23829 per day, administered either once a day, or QD, or twice a day, or BID, with dosing for an additional six days. On the seventh day of target dose administration, pharmacokinetic, or PK, evaluations were conducted following the morning dose. Similarly, a sixth cohort of healthy subjects received 240 mg BID TECFIDERA® (dimethyl fumarate), which is also a prodrug of MMF. As a consequence of its higher molecular weight, 400 mg of XP23829 is approximately equimolar to 240 mg of dimethyl fumarate, or DMF (i.e., these amounts of each compound can potentially be enzymatically converted to approximately the same amount of MMF).

The preliminary results of this trial showed that both formulations of XP23829 produced MMF in the plasma, but with different PK profiles. The 400 mg BID XP23829 Formulation 1 dosed without food provided an MMF PK profile that was nearly identical to that of 240 mg BID TECFIDERA dosed without food. As expected, XP23829 Formulation 2, administered as 800 mg QD and 500 mg BID dosed with food, provided more extended exposure to MMF. These cohorts had a lower mean maximal plasma concentration, or Cmax, of MMF, while providing a mean daily area under the concentration versus time curve, or AUC, of MMF that was approximately 25% less than that seen after dosing 240 mg BID TECFIDERA. In November 2013, we announced additional pharmacodynamic data was assessed in this study. Compared to pre-dosing baseline blood levels, XP23829 dosed once or twice a day selectively reduced blood lymphocytes and increased blood eosinophils when assessed after 12 days of dosing. Individual subject end-of-treatment lymphocyte and eosinophil counts were within normal limits with few exceptions. There were no subjects with post-treatment lymphocyte counts below 500 per microliter. Lymphocyte counts returned to baseline levels when assessed eight to ten days after the last dose. These effects were not observed in placebo-dosed subjects, and there was no effect of XP23829 on other monitored blood cell populations. Other fumaric acid ester compounds, including TECFIDERA and FUMADERM, reduce blood lymphocytes with maximal effect occurring after many months of dosing. Both products are also known to cause transient minor increases in blood eosinophils. We intend to evaluate further the potential benefits of the rapid onset and reversibility of the XP23829 effect on lymphocytes. Examination of once-a-day dosing as well as lower doses may result in a better tolerated and effective treatment for patients with relapsing forms of MS and/or psoriasis. XP23829 was generally well tolerated in the study. The most common adverse events were flushing and gastrointestinal-related events, which were generally mild to moderate in severity.

The second Phase 1 study was an open-label, pharmacokinetic and mass balance study in healthy male subjects. One group of six subjects received a single dose of XP23829 that incorporated a radiolabel in the fumarate portion of the molecule and a separate group of six subjects received XP23829 with the radiolabel in the promoiety portion of the molecule. As expected, the metabolism and disposition of radioactivity from the fumarate-labeled version of XP23829 was similar to what has been publicly reported for dosing healthy subjects with DMF labeled in the same position. For the promoiety-labeled version of XP23829, 98% of the recovered radioactivity was in urine. The major metabolites of the promoiety found in humans were the same as those observed in animal studies.

We have also completed 13-week toxicology studies of XP23829 in three species. Each study included a dose of DMF chosen to provide a similar MMF exposure to that of the highest dose of XP23829. The adverse effects of XP23829 were similar to those of DMF, except for fewer and less severe adverse effects in the stomach after dosing XP23829. The target organs for XP23829 were identical to DMF, and there was no increase in severity of any adverse effects for XP23829 compared with DMF. We believe that these preliminary results support a conclusion that all observed adverse effects of XP23829 were attributable to exposure to MMF, the common active metabolite of DMF and XP23829. Based on the favorable preliminary results from these recent studies, we intend to continue to advance the development of XP23829. We have engaged outside experts and we are seeking input from the FDA’s Neurology Products Division regarding the applicability of a 505(b)(2) pathway, and the preclinical, clinical pharmacology and clinical trial requirements for both 505(b)(2) and 505(b)(1) development programs for treatment of relapsing forms of MS. We are also in the process of preparing an Investigational New Drug, or IND, application for XP23829 as a potential treatment for psoriasis. Provided there are no objections to our IND application, we plan to conduct a Phase 2 clinical trial in psoriasis to evaluate the efficacy, tolerability and safety of both once-a-day dosing and lower doses of XP23829. We believe that this will be the most effective next step in the evaluation of XP23829 and could provide important information for future studies in either psoriasis or relapsing forms of MS.

We also have two other product candidates that have completed Phase 2 development that we may develop further to the extent that our resources permit or we enter into a collaboration with a third party for such development: arbaclofen placarbil, or AP, a potential treatment for spasticity in patients with spinal cord injury; and XP21279, a potential treatment for patients with advanced idiopathic Parkinson’s disease. With respect to AP, we have decided to terminate further investment in AP as a treatment for spasticity in patients with MS; however, given a previous, successful Phase 2 clinical trial of AP as a potential treatment for spasticity in spinal cord injury patients, as resources permit, we may pursue AP for this indication.

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

On September 25, 2013, we entered into a Master Manufacturing and Supply Agreement, or the Supply Agreement, with Patheon Pharmaceuticals Inc. pursuant to which Patheon agreed to supply us with commercial supplies of HORIZANT. Under the Supply Agreement, we will provide non-binding rolling forecasts to Patheon of our long-term requirements for HORIZANT, and from time-to-time deliver binding firm purchase orders for manufacturing and supply of HORIZANT. We will be responsible for providing Patheon with the active pharmaceutical ingredient in HORIZANT. Our purchase price for the manufacture and supply of HORIZANT from Patheon is volume-based. We are not subject to any minimum purchase requirements under the Supply Agreement, and may purchase our requirements of HORIZANT from any other qualified suppliers. Prior to our entry into the Supply Agreement with Patheon, GSK supplied us with HORIZANT. Earlier in 2013, due to manufacturing delays, there was a stockout of HORIZANT, meaning that an insufficient amount of HORIZANT was in the supply chain to meet the demand of orders by pharmacies and wholesalers. As a result of the stockout, we delayed implementation of our full commercial promotion of HORIZANT by approximately one month. If we or Patheon experience further manufacturing delays or issues, the demand for, and product sales of, HORIZANT could be reduced and our ability to commercialize HORIZANT and our business could be harmed.

In addition to our ability to obtain adequate supplies of HORIZANT for commercial sale, our future product sales of HORIZANT will be dependent upon the success of our strategies for commercialization, promotion and distribution, as well as our ability to successfully execute on these activities and to comply with applicable laws, regulations and regulatory requirements. Specifically, we are focusing our promotional and sales efforts on specialty doctors in certain geographic territories and have deployed a dedicated sales team through a contract sales organization to promote HORIZANT in these territories. We believe these efforts, if successful, will provide a scalable template for potential future commercial expansion. However, our commercialization strategy for HORIZANT is unproven, and our commercialization efforts may not be successful. In this regard, we rely on third parties to perform a variety of functions related to the sale and distribution of HORIZANT, key aspects of which are out of our direct control. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines or otherwise do not carry out their contractual duties to us, or if HORIZANT encounters physical or natural damage at their facilities, our ability to deliver HORIZANT to meet commercial demand would be significantly impaired.

Historically, revenues recognized through May 1, 2013 were primarily comprised of up-front, milestone and contingent event-based payments from our collaboration agreements. However, as a result of our termination and transition agreement with GSK and the return of the commercialization rights to HORIZANT to us, our revenues for the third quarter ended September 30, 2013 consisted primarily of revenues from HORIZANT product sales. Likewise, we expect the future composition of our revenues to consist primarily of revenues from HORIZANT product sales. Although we have begun to recognize revenue from HORIZANT product sales in the United States, we are very early in our product launch, and our lack of commercialization experience, as an organization and with respect to HORIZANT product sales, will make future operating results difficult to predict. In this regard, our product sales revenue may vary significantly from period to period as the launch progresses, and we may be unable to meaningfully increase HORIZANT product sales above the levels recorded by GSK or otherwise successfully commercialize HORIZANT in a timely manner or at all. We also expect that the expenses of establishing and maintaining sales and marketing capabilities and a distribution and supply chain infrastructure will continue to be substantial, and these costs may exceed the revenues that we are able to generate from HORIZANT product sales. We recorded $3.7 million in net sales from HORIZANT after the transition period ended on April 30, 2013 through September 30, 2013.

Gabapentin enacarbil is licensed to Astellas in Japan. We are entitled to receive percentage-based high-teen royalties on net sales of REGNITE in Japan, and the royalties will be recognized when royalty payments are received. In the nine months ended September 30, 2013, the royalty revenue from net sales of REGNITE in Japan was $0.3 million. We expect royalty revenues from our collaboration with Astellas to fluctuate based on the results of their commercialization, marketing and distribution efforts for

REGNITE in Japan. Additionally, we expect revenues to fluctuate to the extent we enter into new collaborative agreements for our marketed product or any of our product candidates. Prior to May 2013, Astellas also held rights to gabapentin enacarbil in five other Asian countries, including Korea, the Philippines, Indonesia, Thailand and Taiwan. In May 2013, all rights to gabapentin enacarbil in these five countries reverted to us.

We expect our research and development expenses to decrease in the remainder of 2013 primarily due to our decision to terminate further investment in AP as a potential treatment for spasticity in patients with MS. The timing and amount of research and development expenses incurred will primarily depend upon the extent of current or future clinical trials for XP23829 as well as the related expenses associated with our development organization, regulatory requirements for our product candidates, product candidate manufacturing costs and our ability to raise additional funds. Our future research and development expenses are subject to numerous assumptions that may prove to be wrong and also are subject to risks related to the difficulty and uncertainty of clinical success and regulatory approvals of our product candidates.

We believe that our existing capital resources, together with interest thereon and anticipated product revenue, will be sufficient to meet our projected operating requirements into the third quarter of 2014. However, we have based our estimate of cash sufficiency on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our collaboration agreement with Astellas. We are now responsible for all HORIZANT commercialization and development activities, including all future post-marketing requirements and commitments. Such costs could be greater than we anticipate and sales of HORIZANT may be less than we anticipate, either or both of which could accelerate our need for additional capital. In addition, we do not believe that revenues generated from HORIZANT and REGNITE sales and other revenues generated from our collaboration with Astellas will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. In any event, we need to raise additional capital in the near term in order to sustain our operations through and beyond the third quarter of 2014, to maintain a sales infrastructure and marketing and distribution capabilities for HORIZANT, and to continue the development of XP23829. However, additional funds may not be available to us in the near term on terms that are acceptable to us, or at all. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may be required to, among other things, reduce the amount of resources devoted to medical affairs, advertising, promotion or sales of HORIZANT, curtail or delay further XP23829 development or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and prospects.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, stock-based compensation, fair value measurements and accrued expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and significant judgments and estimates are detailed in our Annual Report on Form 10-K with the exception of the following revenue recognition policy related to product sales as we acquired the right to the HORIZANT business effective May 1, 2013.

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

Items Deducted from Gross Product Sales

Prompt Pay Discount

We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. Based on GSK’s commercialization experience, we expect our customers to continue to comply with the prompt payment terms to earn the cash discount, as we are selling HORIZANT to the same customers under similar prompt payment terms and conditions. We estimate cash discounts for prompt payment based on contractual terms, GSK’s historical utilization rates and our expectations regarding future utilization rates. We account for cash discounts by reducing accounts receivable by the full amount and recognizing the discount as a reduction of revenue in the same period the related revenue is recognized.

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

Product Returns

We do not provide our customers with a general right of product return, but permit returns if the product is damaged or defective when received by the customer, or if the product has or is nearly expired. HORIZANT tablets currently have a shelf-life of 36 months from date of manufacture. We will accept returns for product that will expire within six months or that have expired up to one year after their expiration dates. We obtained actual return history by type from GSK since GSK’s product launch in 2011, which provides a basis to reasonably estimate our future product returns. The sales returns accrual is estimated principally based on taking into consideration our specific adjustments to GSK’s returns history, the shelf life of product, shipment and prescription trends and estimated distribution channel inventory level. Such estimates require significant judgment by management.

Government Rebates

We participate in a number of government rebate programs, such as the Medicaid Drug Rebate Program that provides assistance to eligible low-income patients based on each individual state’s guidelines regarding eligibility and services; Public Health Services or 340b programs, and the Medicare Part D Coverage Gap Discount Program, which provided rebates on prescriptions that fall within the “donut hole” coverage gap; and the Department of Veterans Affairs that offers discounts to authorized users of HORIZANT. HORIZANT is also listed on the Federal Supply Schedule, or “FSS”, of the General Services Administration, which provides a discount to the Department of Defense, Department of Veterans Affairs and TriCare. We estimate reductions to our revenues for government rebate programs based on product pricing, current rebates, GSK’s historical and estimated utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future rebates for these programs and estimated levels of inventory in the distribution channel. Such estimates require significant judgment by management.

Patient Assistance

We offer a co-pay card program to assist commercially insured patients with the cost of their HORIZANT-related co-payments. Participating retail pharmacies get reimbursed by us for the amount of the co-pay assistance provided to eligible patients. We estimate and accrue the cost of our co-pay program based on historical redemption activity for this program. We reimburse the participating pharmacies approximately one month after the prescriptions subject to co-pay assistance are filled. These estimates require complex and significant judgment by management and could vary based on program acceptance.

Results of Operations

Three and Nine Months Ended September 30, 2013 and 2012

Revenues

Our net product sales revenue was from the sales of HORIZANT after the transition period ended on April 30, 2013. Our collaboration revenue consisted of the recognition of revenues from up-front and milestone payments from our collaboration with Astellas. Our royalty revenue was also from our collaboration with Astellas and was based on net sales of REGNITE in Japan. Our net revenue from unconsolidated joint operating activities consisted of the recognition of contingent event-based payments and the recognition of our share of operating losses resulting from our prior election to co-promote HORIZANT in the United States under our prior collaboration with GSK.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands, except percentages)
Product sales, net	$2,037	$—	$2,037	100%	$3,677	$—	$3,677	100%
Collaboration revenue	379	379	—	0%	1,137	11,137	(10,000)	(90)%
Royalty revenue	111	—	111	100%	258	—	258	100%
Net revenue from unconsolidated joint operating activities	—	—	—	0%	—	10,000	(10,000)	(100)%

Total revenues	$2,527	$379	$2,148	567%	$5,072	$21,137	$(16,065)	(76)%

The increase in net product sales for the three and nine months ended September 30, 2013 was due to the acquisition of the HORIZANT business on May 1, 2013 and the first commercial sales by us during the second quarter of 2013.

The decrease in collaboration revenue for the nine months ended September 30, 2013 compared to the same period in 2012 was due to the recognition of a $10.0 million milestone payment from Astellas in connection with the approval of REGNITE in Japan in the first quarter of 2012.

The decrease in net revenue from unconsolidated joint operating activities for the nine months ended September 30, 2013 compared to the same period in 2012 was due to the recognition of a $10.0 million contingent payment from GSK in connection with the first commercial sale of HORIZANT by GSK for the management of PHN in adults in 2012. Due to the termination and transition agreement with GSK, we were not eligible to receive any contingent payments after November 2012.

As a result of our termination and transition agreement with GSK and the return of the HORIZANT commercialization rights to us, we expect the future composition of our revenues to consist primarily of revenues from HORIZANT product sales. Our future product sales of HORIZANT will be dependent upon the success of our strategies for commercialization, promotion, manufacturing and distribution, as well as our ability to successfully execute on these activities and to comply with applicable laws, regulations and regulatory requirements. We expect royalty revenues from our collaboration with Astellas to fluctuate based on the results of their commercialization, marketing and distribution efforts for REGNITE in Japan. Additionally, we expect revenues to fluctuate to the extent we enter into new collaborative agreements for our marketed product or any of our product candidates.

Cost of Product Sales

Cost of product sales consisted of the direct and indirect costs to manufacture product sold, including tableting, packaging, storage, shipping and handling costs related to our product sales of HORIZANT. Cost of product sales also included raw materials, specifically gabapentin enacarbil, as acquired from GSK as part of the acquisition of the HORIZANT business and recorded at fair value. The fair value of the inventory represents a lower cost than if new raw materials were purchased at current third-party costs.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands, except percentages)
Cost of product sales	$305	$—	$305	100%	$554	$—	$554	100%

Cost of product sales increased in the 2013 periods due to HORIZANT product sales that commenced by us in the second quarter of 2013.

We commenced product sales of HORIZANT in May 2013. We expect cost of product sales for HORIZANT to remain relatively constant as a percentage of product sales for the remainder of the year.

Research and Development Expenses

Research and development expenses consisted of costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts for clinical trials and activities related to development-related regulatory filings.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands, except percentages)
Research and development	$6,047	$9,365	$(3,318)	(35)%	$29,636	$32,347	$(2,711)	(8)%

The decrease in research and development expenses in the three months ended September 30, 2013 compared to the same period in 2012 was principally due to the following:

•	decreased net costs for AP of $1.8 million primarily due to decreased clinical and manufacturing costs due to the termination of the Phase 3 program for MS patients with spasticity in 2013; and

•	decreased personnel costs of $1.1 million primarily due to decreased headcount and decreased non-cash stock-based compensation.

The decrease in research and development expenses in the nine months ended September 30, 2013 compared to the same period in 2012 was principally due to the following:

•	decreased net costs for AP of $1.0 million primarily due to decreased clinical costs due to the termination of the Phase 3 program for MS patients with spasticity in 2013, partially offset by increased manufacturing and consulting costs; and

•	decreased personnel costs of $3.7 million primarily due to decreased headcount and decreased non-cash stock-based compensation; partially offset by

•	increased net costs for XP23829 of $2.5 million primarily due to increased clinical, manufacturing and consulting costs.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands, except percentages)
Selling, general and administrative	$14,928	$7,833	$7,095	91%	$41,451	$22,822	$18,629	82%

The increase in selling, general and administrative expenses in the three months ended September 30, 2013 compared to the same period in 2012 was principally due to costs related to the commercialization and promotion of HORIZANT; specifically, increased professional fees of $2.7 million, which included contract sales force costs, marketing costs of $2.6 million and personnel costs of $1.6 million.

The increase in selling, general and administrative expenses in the nine months ended September 30, 2013 compared to the same period in 2012 was also principally due to costs related to the commercialization and promotion of HORIZANT; specifically, increased professional fees of $8.5 million, which included contract sales force costs, marketing costs of $6.2 million and personnel costs of $3.3 million.

Since May 1, 2013, we have been responsible for the commercialization and promotion of HORIZANT in the United States. Accordingly, we expect substantial increases in 2013 in selling, general and administrative expenses compared to 2012 levels due to the expenses incurred in establishing and maintaining sales, marketing, distribution and other commercial capabilities largely through third-party service providers.

Interest Income/Expense

Interest income consisted primarily of interest earned on our cash equivalents and short-term investments, and interest expense consisted primarily of the accretion of our other noncurrent liability.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(In thousands, except percentages)
Interest income	$43	$66	$(23)	(35)%	$182	$176	$6	3%
Interest expense	$106	$—	$106	100%	$358	$—	$358	100%

The increase in interest expense in the three and nine months ended September 30, 2013 related to our other noncurrent liability.

Liquidity and Capital Resources

	As of September 30, 2013	As of December 31, 2012
	(In thousands)
Cash and cash equivalents and short-term investments	$74,302	$139,002
Working capital	69,420	141,317
Restricted investments	1,725	1,955

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash provided by provided by (used in):
Operating activities	$(62,127)	$(23,779)
Investing activities	40,936	(25,989)
Financing activities	(1,426)	43,084
Capital expenditures (included in investing activities above)	271	26

Due to our significant research and development expenditures, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our equity securities, non-equity payments from our collaborators and interest earned on investments. At September 30, 2013, we had available cash and cash equivalents and short-term investments of $74.3 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including corporate debt securities, investments backed by U.S. government-sponsored agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $62.1 million and $23.8 million in the nine months ended September 30, 2013 and 2012, respectively. The net cash used in operating activities in the nine months ended September 30, 2013 and 2012 primarily reflected our net loss, partially offset by non-cash stock-based compensation.

Net cash provided by (used in) investing activities primarily reflected the timing of purchases of investments and proceeds from maturities of investments.

Net cash provided by (used in) financing activities reflected net cash provided by (used in) the issuance of common stock and exercise of stock options.

We believe that our existing capital resources, together with interest thereon and anticipated product revenue, will be sufficient to meet our projected operating requirements into the third quarter of 2014. However, we have based our cash sufficiency estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our collaboration agreement with Astellas. We are now responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate or sales of HORIZANT may be less than we anticipate, either or both of which could accelerate our need for additional capital. In addition, we do not believe that revenues generated from HORIZANT and REGNITE sales will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. In any event, we need to raise additional capital in the near term in order to sustain our operations through and beyond the third quarter of 2014, to maintain a sales infrastructure and marketing and distribution capabilities for HORIZANT, and to continue the development of XP23829. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may be required to, among other things, reduce the amount of resources devoted to medical affairs, advertising, promotion or sales of HORIZANT, curtail or delay further XP23829 development or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and prospects.

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

Additional funds may not be available to us in the near term on terms that are acceptable to us, or at all. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may be required to, among other things, reduce the amount of resources devoted to medical affairs, advertising, promotion or sales of HORIZANT, curtail or delay further XP23829 development or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and prospects. In addition, we may also need to raise additional funds to comply with the remaining post-marketing commitments and post-marketing requirements established in connection with the approval of HORIZANT, and our inability to obtain funds sufficient to comply with these requirements could have material adverse consequences to us, including the loss of marketing approval for HORIZANT.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K Item 303(a) (4) (ii).

Contractual Obligations

Our future contractual obligations at September 30, 2013 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Purchase commitments	$1,663	$1,663	$—	$—	$—
Long-term payable	$6,000	$—	$1,000	$2,000	$3,000
Operating lease obligations	$4,254	$2,109	$2,145	$—	$—

	$11,917	$3,772	$3,145	$2,000	$3,000

At September 30, 2013, we had non-cancelable purchase orders and minimum purchase obligations of approximately $1.7 million under our third party manufacturing agreement related to HORIZANT. On November 8, 2012, we executed a termination and transition agreement with GSK, that terminated our development and commercialization agreement with respect to HORIZANT. GSK provided us inventory of gabapentin enacarbil in GSK’s possession that was not required for use by GSK in the manufacture of HORIZANT. In exchange for such inventory, we will make annual payments to GSK of $1.0 million for six years beginning in 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the nine months ended September 30, 2013 to our market risk exposure disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, as of September 30, 2013, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) were effective.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2013. In addition, the risk factors entitled “Problems in GSK’s manufacturing and supply chain have resulted in the unavailability, or a stockout, of HORIZANT, which will reduce the sales of HORIZANT and could harm our reputation and business” and “Although we have reached agreement with the FDA on a Special Protocol Assessment, or SPA, relating to our pivotal Phase 3 clinical trial of AP for the potential treatment of spasticity in patients with MS, this agreement does not guarantee any particular outcome with respect to regulatory review of the pivotal trial or with respect to regulatory approval of AP” that appeared in the Annual Report on Form 10-K have been removed.

Risks Related to our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never obtain profitability.*

We have incurred cumulative losses of $518.3 million since our inception in May 1999, including net losses of $18.8 million and $16.8 million for the three months ended September 30, 2013 and 2012, respectively, and net losses of $66.7 million and $33.9 million for the nine months ended September 30, 2013 and 2012, respectively. We have made, and expect to continue to make, substantial expenditures in connection with our commercialization of HORIZANT® (gabapentin enacarbil) Extended-Release Tablets and to further develop and potentially commercialize our product candidates. We anticipate increased costs and expenses associated with maintaining sales, marketing and commercial capabilities as well as those associated with research, development, clinical trials, manufacturing and potential regulatory approvals and commercialization of our product candidates. In addition, we do not believe that revenues generated from sales of HORIZANT and REGNITE® (gabapentin enacarbil) Extended-Release Tablets will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or sustain profitability. HORIZANT is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults and for the management of postherpetic neuralgia, or PHN, in adults. As of May 1, 2013, we are solely responsible for the commercialization and further development of HORIZANT. During a transition period that ended on April 30, 2013, Glaxo Group Limited, or GSK, was responsible for promoting HORIZANT in the United States pursuant to a November 2012 termination and transition agreement that terminated the prior collaboration agreement between the parties. REGNITE has been approved by the Japanese Ministry of Health, Labour and Welfare, or MHLW, as a treatment for patients with RLS, and Astellas Pharma Inc. is responsible for promoting REGNITE in Japan.

To date, we have not generated substantial revenue from sales of HORIZANT or REGNITE. We have financed our operations primarily through the sale of equity securities, non-equity payments from collaborative partners and interest earned on investments. We have devoted substantially all of our past efforts to research and development, including clinical trials. We have devoted substantial efforts to the initiation of HORIZANT commercial operations, and we expect substantial increases in selling, general and administrative expenses compared to 2012 levels due to the expenses incurred in establishing and maintaining sales, marketing and commercial capabilities, largely through third-party service providers. If sales-related revenue from HORIZANT, REGNITE or any other product candidate that receives marketing approval is insufficient, if we are unable to develop and commercialize our product candidates or if development is delayed, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our success depends substantially on the success of HORIZANT. If we are unable to maintain sales, marketing, distribution, supply chain and other sufficient capabilities to sell HORIZANT, or we are unable to enter into and maintain arrangements with third parties to do so, sales of HORIZANT and our business will be harmed.*

For the three months ended March 31, 2013 and the year ended December 31, 2012, net sales in the United States of HORIZANT as recorded by GSK were only $1.2 million and $6.5 million, respectively. For the three and nine months ended September 30, 2013, we recorded net sales in the United States of HORIZANT of only $2.0 million and $3.7 million, respectively. To achieve profitability, we will need to generate substantially more product revenue from HORIZANT, REGNITE or our other product candidates that may receive approval.

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

Factors that may inhibit or delay our efforts to commercialize HORIZANT or any other approved product candidates include:

•	the inability of our contract sales organization to provide a sales force with appropriate technical expertise or our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to adequate numbers of physicians to provide appropriate information on the advantages and risks of prescribing HORIZANT or other products that may result from our product candidates;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage compared to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating or contracting for a sales and marketing organization.

The competition for qualified personnel in the pharmaceutical and biotechnology field is intense, and we may experience difficulties in recruiting, hiring and retaining qualified individuals. Prior to our commercial launch of HORIZANT, we had no experience commercializing products on our own, and we have only limited management expertise in developing and maintaining a commercial organization. Due to our limited internal resources and the limited amount of time between the termination of the GSK collaboration agreement and the transfer of responsibility for HORIZANT, we have contracted, and anticipate that we will continue to contract, with third-party vendors to manage much of our growth and sales infrastructure. We will be at risk to the extent we rely on such third parties without effective oversight. In addition, such third-party contractors may not be the most efficient allocation of resources if we could implement such infrastructure internally in a more cost-effective manner. If we are not successful in recruiting and retaining qualified sales and marketing personnel or in maintaining a sales and marketing infrastructure, we will have difficulty commercializing HORIZANT or our product candidates, which would adversely affect our business and financial condition.

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

Astellas initiated sales of REGNITE in Japan in July 2012. We have limited control over the amount and timing of resources that Astellas dedicates to the marketing of REGNITE, and Astellas could fail to effectively commercialize, market and distribute REGNITE. In May 2013, Astellas informed us that they did not have plans for commercialization of REGNITE in the five other Asian countries in their territory. As a result, in May 2013, all rights to gabapentin enacarbil in Korea, the Philippines, Indonesia, Thailand and Taiwan reverted to us, and we will not receive any revenues from Astellas for the development and commercialization of gabapentin enacarbil in these territories.

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

Earlier in 2013, due to manufacturing delays, there was a stockout of HORIZANT, meaning that an insufficient amount of HORIZANT was in the supply chain to meet the demand of orders by pharmacies and wholesalers. As a result, starting in March 2013, certain patients who had been prescribed HORIZANT were not able to have such prescriptions filled. Although the stockout was resolved in May 2013, the implementation of our full commercial promotion of HORIZANT was delayed for approximately one month. We cannot predict the extent of the impact of the prior GSK stockout on our future sales of HORIZANT resulting from physicians’ decisions to not prescribe HORIZANT and/or patients’ frustration due to the lack of available inventory. If we or Patheon Pharmaceuticals Inc., our contract manufacturer of HORIZANT, experience further delays or issues, our ability to fully commercialize HORIZANT could be hindered, the future demand for, and product sales of, HORIZANT could be further reduced and our business could be harmed, all of which could accelerate our need for additional capital.

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

For example, in December 2011, following our preliminary results of a Phase 2 clinical trial of XP21279 for the potential treatment of patients with Parkinson’s disease who were experiencing motor fluctuations, we announced that we were deferring further investment in the program pending the outcome of discussions with regulatory authorities and availability of resources. Following our End-of-Phase 2 meeting with the FDA in June 2012, we plan to continue development of XP21279 to the extent our resources permit or we enter into a collaboration with a third party, which we may be unable to do. In addition, in May 2013, following our preliminary results of a Phase 3 clinical trial to evaluate arbaclofen placarbil, or AP, for the potential treatment of spasticity in multiple sclerosis, or MS, patients, we announced that we were terminating further investment in AP as a treatment for spasticity in patients with MS. If additional resources permit or we enter into a collaboration with a third party, we may pursue development of AP as a potential treatment for spasticity in patients with spinal cord injury. If our resources prove insufficient for the continuing development of XP21279 or AP or we are unable to establish a collaboration with a third party for the development and commercialization of XP21279 or AP, we may be unable to advance their development. If we are unable to make additional product candidates commercially available, we may not be able to generate substantial product revenues, which would adversely affect our business and financial condition.

We need to raise additional funding in the near term and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our commercialization efforts or our product development programs.*

We need to raise additional capital in the near term in order to sustain our operations through and beyond the third quarter of 2014, to maintain a sales infrastructure and marketing and distribution capabilities for HORIZANT, and to continue the development of XP23829. Our future funding requirements will depend on many factors, including:

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

Additional funds may not be available to us in the near term on terms that are acceptable to us, or at all. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may, among other things:

•	reduce the amount of resources devoted to medical affairs, advertising, promotion or sales of HORIZANT;

•	curtail or delay further XP23829 development; or

•	conduct additional workforce or other expense reductions.

For example, in January 2012, we suspended clinical development activities for XP21279 to focus our resources on development of our other product candidates. In addition, in May 2013, we terminated further investment in AP as a treatment for spasticity in patients with MS to focus our resources on the commercialization of HORIZANT and continued development of XP23829. If we are required to reduce the amount of resources devoted to medical affairs, advertising, promotion or sales of HORIZANT, curtail or delay further XP23829 development or conduct additional workforce or other expense reductions, our business and prospects could be materially and adversely affected. In addition, we may also need to raise additional funds to comply with the remaining post-marketing commitments and post-marketing requirements established in connection with the approval of HORIZANT, and our inability to obtain funds sufficient to comply with these requirements could have material adverse consequences to us, including the loss of marketing approval for HORIZANT.

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

We intend to continue to rely on third-party service providers to perform a variety of functions related to the sale and distribution of HORIZANT, key aspects of which are out of our direct control. The services provided by these third parties include warehousing and inventory control, distribution, customer service, government price reporting, recording of sales, accounts receivable management and cash collection. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines or otherwise do not carry out their contractual duties to us, or if HORIZANT encounters physical or natural damage at their facilities, our ability to deliver HORIZANT to meet commercial demand would be significantly impaired. If these third parties do not provide us with timely and accurate information, it could impact our ability to comply with our financial reporting, state and federal healthcare professional aggregate spend reporting, government price reporting and securities laws obligations, which could expose us to the risk of shareholder lawsuits and adversely affect our business. In addition, we have engaged third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding HORIZANT and related services. If the quality or accuracy of the data maintained or services performed by these third parties is insufficient, we could be subject to regulatory sanctions.

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

Products that we believe compete with HORIZANT in the United States include the following drugs approved for the treatment of RLS: MIRAPEX (pramipexole) from Boehringer Ingelheim and generic pramipexole; REQUIP (ropinirole) from GSK and generic ropinirole; and NEUPRO (a rotigotine transdermal system), a dopamine agonist patch from UCB, Inc.. In Japan, we believe that REGNITE competes with pramipexole, and that REGNITE could compete with a rotigotine transdermal system, which was approved in Japan in December 2012. Otsuka has exclusive rights to market the UCB rotigotine transdermal system in Japan and began its marketing efforts for this product in February 2013. Products that we believe compete with HORIZANT in the United States for the management of PHN include drugs that act on the same target as HORIZANT, such as LYRICA (pregabalin) and NEURONTIN (gabapentin) from Pfizer Inc., generic gabapentin and GRALISE (once-daily formulation of gabapentin) from Depomed, Inc. HORIZANT could also experience competition from a capsaicin patch (marketed as QUTENZA by Acorda Therapeutics, Inc.) and transdermal patches containing the anesthetic known as lidocaine, which are sometimes used for the management of PHN.

Products that could compete with XP23829, our product candidate that is a prodrug of monomethyl fumarate, or MMF, include oral and injectable agents that are approved in the United States for the treatment of relapsing forms of multiple sclerosis. These include oral agents such as AUBAGIO (teriflunomide), marketed by Genzyme Corporation, a Sanofi company, GILENYA (fingolimod), marketed by Novartis AG, and TECFIDERA (dimethyl fumarate), marketed by Biogen Idec Inc. In addition, several injectable products are approved in the United States and include AVONEX (interferon beta 1a), which is marketed by Biogen Idec, BETASERON (interferon beta 1b) and EXTAVIA (interferon beta 1b), which are marketed by Bayer AG/Novartis, COPZXONE (glatiramer acetate), which is marketed by Teva Pharmaceutical Industries Ltd., REBIF (interferon beta 1a), which is marketed by Merck Serono S.A. and TYSABRI (natralizumab), which is marketed by Biogen Idec. There are also a number of possible competitive products that are in late-stage product development in the United States, including BIIB017 (Peginterferon beta1a) from Biogen Idec, DCALIZUMAB from Abbott/Biogen Idec, LAQUINMOD from Teva and LEMTRADA (alemtuzumab) from Genzyme/Sanofi-Aventis/Bayer HealthCare.

Products that could compete with XP23829 for the treatment of psoriasis include topical agents, oral systemic therapies and biological therapies. Topical therapies include corticosteroids, anthrolin and synthetic vitamin D and vitamin A. Oral systemic agents include acitretin, cyclosporine and methotrexate. Biological therapies that are approved to treat psoriasis include ENBREL (etanercept), marketed by Amgen Inc., HUMIRA (adalimumab), marketed by Abbott Laboratories, REMICADE (infliximab), marketed by Johnson & Johnson and Merck & Co., Inc., and STELARA (ustekinumab), marketed by Johnson & Johnson. There are also a number of possible competitive products that are in late-stage product development in the United States, including APREMILAST, BRODALUMAB, IXEKIZUMB, SECUKINUMAB and TOFACITINIB that are being developed by Celgene Corporation, Amgen, Eli Lilly and Company, Novartis and Pfizer, respectively.

If resources permit and we choose to develop AP as a potential treatment for spasticity in patients with spinal cord injury, we believe that AP, our product candidate that is a Transported Prodrug of R-baclofen, could experience competition from several generic drugs approved for the treatment of spasticity, including racemic baclofen, dantrolene sodium and tizanidine. In addition, the FDA has approved BOTOX (onabotulinumtoxin A) from Allergan Inc. to treat upper limb spasticity in adults. Physicians also prescribe diazepam for the treatment of spasticity. Therapies in development for the treatment of spasticity based on sustained-release versions of baclofen or R-baclofen include Baclofen GRS from Sun Pharma Advanced Research Company Limited and Arbaclofen Extended-Release Tablets from Osmotica Pharmaceutical Corp.

If resources permit and we choose to develop XP21279 as a potential treatment for idiopathic Parkinson’s Disease, products that could compete with XP21279, our product candidate that is a Transported Prodrug of levodopa, include: generic levodopa/carbidopa drugs and other drugs approved for the treatment of Parkinson’s disease, including STALEVO, a combination therapy of levodopa/carbidopa/entacapone that is marketed in the United States by Novartis; dopamine agonists such as MIRAPEX (pramipexole) as well as REQUIP (ropinirole) and REQUIP XL (ropinirole extended-release tablets), which are marketed by Boehringer Ingelheim and GSK, respectively; generic dopamine agonists, including pramipexole and ropinirole; and NEUPRO (a rotigotine transdermal system), a dopamine agonist patch from UCB. Impax submitted an NDA for RYTARY (previously known as IPX066), an extended-release formulation of levodopa/carbidopa, that is currently under FDA review. Other therapies under development in the United States include levodopa/carbidopa formulations such as a levodopa/carbidopa gel delivered by a portable pump directly into the duodenum being developed by Abbott Laboratories, as well as DM-1992 and OS-320 (extended-release formulations of levodopa/carbidopa being developed by Depomed and Osmotica, respectively).

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

If third parties do not manufacture HORIZANT, REGNITE or our product candidates in sufficient quantities or at an acceptable cost, commercialization of HORIZANT and REGNITE and clinical development and commercialization of our product candidates would be harmed or delayed.*

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of HORIZANT, REGNITE or any of our product candidates. We also have limited management expertise in commercial supply operations. For our product candidates, we have relied on, and we expect to continue to rely on, a limited number of third-party drug substance and drug product manufacturers. We do not have commercial supply agreements with any of these third parties for our product candidates, and our agreements with these parties are generally terminable at will by either party at any time. For HORIZANT, we currently rely on Patheon as our single source supplier of commercial product pursuant to a commercial supply agreement. Our purchase price for the manufacture and supply of HORIZANT is volume-based. Both parties have early termination rights with notice of varying lengths for various causes, including for the counterparty’s uncured breach. Patheon also has the right to terminate the supply agreement upon 18 months prior notice if we sell, assign or otherwise transfer rights to HORIZANT to a competitor of Patheon. If, for any reason, Patheon or these third–party drug substance and drug product manufacturers are unable or unwilling to perform under our agreements or enter into new agreements, we may not be able to locate alternative manufacturers or enter into favorable agreements with them. Our inability to acquire sufficient quantities of HORIZANT could result in future stockouts and existing patients not having access to drug product. Any inability to acquire sufficient quantities of our other product candidates in a timely manner from these third parties could delay clinical trials and prevent us or our partners from developing and commercializing these product candidates in a cost-effective manner or on a timely basis.

Under the terms of our termination and transition agreement with GSK, GSK continued to supply us with HORIZANT through October 2013, and GSK will also perform certain validation work with respect to the 300 mg dosage form of HORIZANT and other services for us through December 2013. If we are unable to manufacture or contract to manufacture sufficient quantities of HORIZANT, the commercialization of HORIZANT could be impaired or interrupted. For example, manufacturing delays resulted in a stockout of HORIZANT earlier in 2013. As a result of the manufacturing delays, our full commercial promotion of HORIZANT was delayed for approximately one month. If we or Patheon experience other delays or issues, our ability to commercialize HORIZANT could be further impaired. As part of the termination and transition agreement, GSK has provided its inventory of gabapentin enacarbil drug substance to us. Although the inventory of drug substance has reached the end of its specified shelf life, we believe that such inventory will remain in specification and will be usable, or in the alternative, we believe the drug substance can be re-crystallized into usable form. GSK relied on a single source supplier of gabapentin enacarbil drug substance, and its agreement with such manufacturer has expired. If we are incorrect about the usability of the gabapentin enacarbil drug substance, are unable to have it meet specifications upon re-crystallization or are unable to enter into an agreement with the contract manufacturer or qualify an alternative manufacturer, we may be limited in the amount of HORIZANT we could have manufactured and the commercialization of HORIZANT could be impaired or interrupted. In addition, we have an ongoing obligation to make the 300 mg dosage form of HORIZANT available. If the 300 mg dosage form is not made available to patients, the FDA could require us to change the label for HORIZANT to no longer reference renally-impaired patients or the 300 mg dosage form. Under the terms of our collaboration agreement with Astellas, Astellas is solely responsible for the manufacture of REGNITE to support its commercialization in Japan. To our knowledge, Astellas is currently relying on single source suppliers for commercial supplies of REGNITE. As a result, if Astellas fails to manufacture or contract to manufacture sufficient quantities of REGNITE, commercialization of REGNITE could be impaired in Japan.

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

Use of third-party manufacturers may increase the risk that we will not have adequate supplies of HORIZANT or our product candidates.*

Our reliance on third-party manufacturers will expose us to risks that could result in disruptions to our supply chain, product stockouts, patients not having access to their regular treatment, higher costs or lost product revenues, or it could delay or prevent:

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

For example, earlier in 2013, due to manufacturing delays by GSK and Patheon, there was an insufficient amount of HORIZANT in the supply chain to meet the demand of orders of HORIZANT by pharmacies and wholesalers, leading to a one-month delay in our full commercial promotion of HORIZANT. In addition, we, GSK and Patheon have not made available a 300 mg dosage form of HORIZANT that can be taken by patients with severe renal impairment, and HORIZANT is labeled for such 300 mg dosage form. We have an ongoing obligation to make this dosage form available. If we, GSK and Patheon are unable to release validation batches and the 300 mg dosage form is not made available to patients, the FDA could require us to change the label for HORIZANT to no longer reference renally-impaired patients or the 300 mg dosage form.

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

If we or Astellas are not able to obtain or maintain required regulatory approvals, we or Astellas will not be able to commercialize HORIZANT, REGNITE or our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.*

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA and other agencies in the United States and by comparable authorities in other countries. The inability to obtain or maintain FDA approval or approval from comparable authorities in other countries would prevent us and our actual or potential collaborative partners from commercializing HORIZANT, REGNITE or our product candidates in the United States or other countries. Although HORIZANT and REGNITE have been approved for commercial sale in the United States and Japan, respectively, we may never receive regulatory approval for the commercial sale of our product candidates. In addition, even if a product candidate ultimately receives regulatory approval, the regulatory process may include significant delays that could harm our business. For example, in February 2010, GSK received a Complete Response letter from the FDA in which a preclinical finding of pancreatic acinar cell tumors in rats precluded approval of the HORIZANT NDA for the treatment of RLS at that time. GSK responded to questions raised by the FDA in the Complete Response letter with an NDA resubmission, which included new data from nonclinical studies of HORIZANT and two epidemiology studies conducted by GSK exploring gabapentin use and cancer based on the UK General Practice Research Database, as well as a final safety update that provided updated or new safety information on patients in clinical studies who had been treated with HORIZANT. GSK also amended the NDA from a Section 505(b)(1) to a 505(b)(2) application in order for the FDA to be able to consider published gabapentin nonclinical data in their assessment of HORIZANT. HORIZANT subsequently received approval from the FDA in April 2011. However, our business was harmed due to the delay in obtaining approval for HORIZANT as a treatment for RLS. Moreover, if the FDA requires that any of our products or product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our collaborative partners will be unable to continue or begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our products or product candidates is classified as a controlled substance by the DEA, we or our collaborative partners would have to register annually with the DEA and those products or product candidates would be subject to additional regulation.

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

We may depend on collaborations to complete the development, regulatory approval and commercialization of some of our product candidates. These collaborations may place the development of our product candidates outside our control, may require us to relinquish important rights, may otherwise be on terms unfavorable to us and may ultimately not be successful.*

In December 2005, we entered into a collaboration agreement with Astellas for the development and commercialization of gabapentin enacarbil, also known as REGNITE, in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. In February 2007, we entered into an exclusive collaboration agreement with GSK to develop and commercialize gabapentin enacarbil worldwide, excluding the original Astellas territory. Following a significant dispute in 2012, including the filing of lawsuits in California and Delaware, in November 2012, we terminated our collaboration agreement with GSK pursuant to a termination and transition agreement, under which the product rights to HORIZANT returned to us in May 2013. We cannot control the amount and timing of resources that Astellas devotes to the development or commercialization of REGNITE or its marketing and distribution. For example, in May 2013, Astellas informed us that they did not have plans for commercialization of REGNITE in the countries other than Japan in their territory. As a result, in May 2013, we all rights to gabapentin enacarbil in Korea, the Philippines, Indonesia, Thailand and Taiwan reverted to us. In addition, Astellas may abandon further commercialization of REGNITE in Japan, or terminate their collaboration agreement with us at any time, which could delay or impair the development and commercialization of REGNITE and harm our business.

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

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.*

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including Internet-based systems, to support business processes as well as internal and external communications. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and computer viruses that may result in the impairment of production and key business processes.

In addition, our systems are potentially vulnerable to data security breaches—whether by employees or others—that may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of personal information (including sensitive personal information) of our employees, clinical trial patients, customers and others.

Such disruptions and breaches of security could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of our Common Stock

Our stock price is volatile, and purchasers of our common stock could incur substantial losses.*

The market prices for securities of biopharmaceutical companies in general have been highly volatile. The market price of our common stock may be influenced by many factors, including:

•	the commercial sales of HORIZANT, REGNITE or any of our other products that may in the future be approved by the FDA or its foreign counterparts;

•	the costs to maintain adequate sales, marketing and commercial capabilities to commercialize HORIZANT;

•	adverse results or delays in clinical trials;

•	the timing of achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the filing for regulatory approval or the establishment of commercial partnerships for one or more of our product candidates;

•	announcement of FDA approvability, approval or non-approval of our product candidates, and the timing of the FDA review process;

•	actions taken by regulatory agencies with respect to HORIZANT, REGNITE or our product candidates, our clinical trials or our sales and marketing activities;

•	actions taken by regulatory agencies with respect to products or drug classes related to HORIZANT, REGNITE or our product candidates;

•	problems in our manufacturing or supply chain that limit or exhaust the quantity of supplies of HORIZANT that are available to patients;

•	changes in our collaborators’ business strategies;

•	developments in our relationship with Astellas, including potential disputes or the termination or further modification of our agreement with Astellas;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including infringement lawsuits;

•	actions taken by regulatory agencies with respect to our or our partners’ compliance with regulatory requirements;

•	announcements of technological innovations or new products by us or our competitors;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	restatements of our financial results and/or material weaknesses in our internal controls; and

•	the loss of any of our key scientific or management personnel.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission, or SEC, require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to, and reporting on, the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, or if we fail to implement effective internal control over financial reporting around our commercial promotion of HORIZANT, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

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

We may become subject to increased stockholder activism efforts that each could cause a material disruption to our business.*

Certain influential institutional investors and hedge funds have taken steps to involve themselves in the governance and strategic direction of certain companies due to governance or strategic-related disagreements between such companies and such stockholders. For example, in October 2013, we received a communication from an activist stockholder urging a change in our capital allocation strategy away from our HORIZANT commercialization efforts and a change in our management. Stockholder activism efforts could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and adversely affect the market price of our common stock.

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*

As of October 15, 2013, our executive officers, directors and holders of 5% or more of our outstanding common stock, based upon information known to us and derived from Schedules 13G filed with the SEC, beneficially owned approximately 60% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If there are large sales of our common stock, the market price of our common stock could drop substantially.*

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of October 15, 2013, we had 47,736,316 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)

3.3	Amended and Restated Bylaws(3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

4.1	Specimen Common Stock Certificate(5)

4.2	Form of Right Certificate(6)

4.3	Form of Registered Direct Common Warrant(7)

10.34	Term Sheet for Non-Employee Director Compensation(8)

10.35†	Master Manufacturing and Supply Agreement, dated as of September 25, 2013, by and between the Company and Patheon Pharmaceuticals Inc.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(9)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 18, 2012.
(3)	Incorporated herein by reference to Exhibit 3.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 30, 2008.
(8)	Incorporated herein by reference to Exhibit 10.34 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2013, as filed with the SEC on August 7, 2013.
(9)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc. (Registrant)

November 8, 2013	/S/ RONALD W. BARRETT
Ronald W. Barrett
Chief Executive Officer and Director
(principal executive officer)

November 8, 2013	/S/ WILLIAM G. HARRIS
William G. Harris
Senior Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)

3.3	Amended and Restated Bylaws(3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

4.1	Specimen Common Stock Certificate(5)

4.2	Form of Right Certificate(6)

4.3	Form of Registered Direct Common Warrant(7)

10.34	Term Sheet for Non-Employee Director Compensation(8)

10.35†	Master Manufacturing and Supply Agreement, dated as of September 25, 2013, by and between the Company and Patheon Pharmaceuticals Inc.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(9)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 18, 2012.
(3)	Incorporated herein by reference to Exhibit 3.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 30, 2008.
(8)	Incorporated herein by reference to Exhibit 10.34 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2013, as filed with the SEC on August 7, 2013.
(9)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.