Form 10-K
period 2013-12-31
XENOPORT INC
filed 2014-02-28
CIK 1130591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑

As of June 28, 2013 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $228.1 million based on the closing sale price as reported on The NASDAQ Global Select Market for such date, which excludes an aggregate of 1,457,448 shares of the registrant’s common stock held by officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by, or under common control with, the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2014
Common stock, par value $0.001 per share	60,004,125 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Definitive Proxy Statement for the Annual Meeting of
Stockholders to be filed  with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this
Form 10-K are incorporated by reference.	Part III, Items 10-14

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

PART I.

Item 1.    Business.

Overview

XenoPort, Inc. is a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates for the potential treatment of neurological and other disorders. We are currently commercializing HORIZANT® (gabapentin enacarbil) Extended-Release Tablets in the United States and developing our novel fumaric acid ester product candidate, XP23829, as a potential treatment for psoriasis and/or relapsing forms of multiple sclerosis, or MS. REGNITE® (gabapentin enacarbil) Extended-Release Tablets is being marketed in Japan by Astellas Pharma Inc. Our pipeline of product candidates also includes potential treatments for patients with spasticity related to spinal cord injury and Parkinson’s disease.

HORIZANT has been approved by the U.S. Food and Drug Administration, or FDA, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults and for the management of postherpetic neuralgia, or PHN, in adults. RLS, also known as Willis-Ekbom Disease, is a neurological disorder characterized by an urge to move the legs, usually caused or accompanied by uncomfortable and unpleasant sensations in the legs. PHN is a neuropathic (nerve) pain syndrome that can follow the healing of an outbreak of herpes zoster, commonly known as shingles. REGNITE has been approved by the Japanese Ministry of Health, Labor and Welfare, or MHLW, as a treatment for patients with moderate-to-severe primary RLS.

XP23829 is a fumaric acid ester compound and a patented prodrug of monomethyl fumarate, or MMF. Fumaric acid ester compounds have shown immuno-modulatory and neuroprotective effects in cell-based systems and preclinical models of disease. A fumaric acid ester product is approved in Germany for the treatment of psoriasis, and in the United States, a fumaric acid ester compound, known as TECFIDERA (dimethyl fumarate), was approved by the FDA in March 2013 for the treatment of relapsing forms of MS. We have evaluated XP23829 in Phase 1 studies with healthy subjects to determine its safety and pharmacokinetic profile.

We also have two other product candidates that have completed Phase 2 development that we may develop further to the extent that our resources permit or we enter into collaborations with third parties for such development: arbaclofen placarbil, or AP, a potential treatment for spasticity in patients with spinal cord injury; and XP21279, a potential treatment for patients with advanced idiopathic Parkinson’s disease.

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

Another aspect of our expertise and know-how is our prodrug chemistry knowledge, including control of the kinetics of cleavage of prodrugs in certain tissues. XP23829 is a prodrug that we believe to be passively absorbed from the GI tract, but it has been designed to selectively split apart in a specific way, releasing MMF. Our preclinical studies of XP23829 have demonstrated reduced GI irritation and higher achievable MMF levels than dimethyl fumarate, or DMF, which is another prodrug of MMF.

We have designed our prodrugs to be absorbed in the lower gastrointestinal tract, which enables formulation using sustained-release technology and thereby may be used to maintain appropriate blood concentrations for an extended period after dosing. As a result of the improved oral absorption of our prodrugs, they may potentially have enhanced therapeutic benefits compared to the parent drugs, such as improved clinical efficacy, reduced side effects and less frequent dosing, which may result in increased patient convenience and compliance.

Marketed Product

Gabapentin Enacarbil (Known as HORIZANT in the United States and REGNITE in Japan)

Gabapentin enacarbil is our first approved product. It was approved in the United States in April 2011 for the treatment of moderate-to-severe primary RLS in adults and was approved in June 2012 for the management of PHN in adults. Glaxo Group Limited, or GSK, held commercialization rights for HORIZANT in the United States from March 2007 to April 30, 2013. On May 1, 2013, pursuant to a termination and transition agreement with GSK, we completed the reacquisition of the exclusive rights to commercialize, promote, manufacture and distribute HORIZANT in the United States from GSK and assumed all responsibilities for any further development, manufacturing and commercialization of HORIZANT in the United States beginning on that date. REGNITE was approved by the Japanese MHLW in Japan in January 2012 for the treatment of moderate-to-severe primary RLS, and Astellas holds exclusive rights to commercialize REGNITE in Japan. For more information on our relationships with GSK and Astellas, see “Current and Former Strategic Alliances” below.

Approved Indications

RLS

Background on RLS.    RLS is a neurological condition that causes an irresistible urge to move the legs. This urge is usually caused or accompanied by unpleasant sensations of burning, creeping, tugging or tingling inside the patients’ legs, ranging in severity from uncomfortable to painful. These RLS-related symptoms typically begin or worsen during periods of rest or inactivity, particularly when lying down or sitting, and may be temporarily relieved by movement such as walking or massaging the legs. Symptoms often worsen at night, and disturbed sleep is a common result of RLS. Left untreated, RLS may cause exhaustion, daytime fatigue, inability to concentrate and impaired memory.

Potential Market.    Although the exact prevalence rate of moderate-to-severe primary RLS is uncertain, a study published in Movement Disorders in 2010 indicated that approximately 2% to 3% of people in the United States are afflicted with moderate-to-severe primary RLS.

Although the exact prevalence is uncertain, Astellas estimates that there are approximately 2.1 million patients in Japan with RLS.

Competing Treatments for RLS.    In the United States, the currently approved and most widely prescribed treatments for RLS belong to a class of drugs called dopamine agonists and include: MIRAPEX (pramipexole) from Boehringer Ingelheim and generic pramipexole; REQUIP (ropinirole) from GSK and generic ropinirole; and NEUPRO (a rotigotine transdermal system), a dopamine agonist patch from UCB, Inc., all of which compete with HORIZANT. In Japan, we believe that REGNITE competes with SIFROL (pramipexole), and the UCB rotigotine transdermal system, which was launched in February 2013 by Otsuka, which has exclusive rights to market in Japan.

PHN in the United States

Background on PHN.    Neuropathic pain is pain that results from damage to nerves. One form of chronic neuropathic pain is PHN. PHN is a complication of shingles, a painful outbreak of rash or blisters on the skin caused by a reactivation of the same virus that causes chicken pox. PHN is often characterized as constant stabbing, burning or electric shock-like sensations in the area affected by shingles after the rash has cleared. Approximately 10% to 15% of all patients with shingles develop PHN, which can persist for many years.

Potential Market.    We estimate that the prevalence of PHN is approximately 150,000 patients in the United States. In May 2006, Merck & Co. received FDA approval for ZOSTAVAX, a live attenuated vaccine, to help prevent shingles. In October 2006, the U.S. Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices voted unanimously to recommend that adults 60 years of age and older be vaccinated with ZOSTAVAX for the prevention of shingles. In 2011, ZOSTAVAX was approved by the FDA for use in adults between the ages of 50 to 59 years of age. While ZOSTAVAX is not a treatment for shingles or PHN, the availability of this vaccine could impact the market for therapies for PHN.

Competing Treatments for PHN.    Products that we believe compete with HORIZANT in the United States for the management of PHN include drugs that act on the same target as HORIZANT, such as LYRICA (pregabalin) and NEURONTIN (gabapentin) from Pfizer, generic gabapentin and GRALISE (once-daily formulation of gabapentin) from Depomed. HORIZANT could also experience competition from a capsaicin patch (marketed as QUTENZA by Acorda Therapeutics, Inc.) and transdermal patches containing the anesthetic known as lidocaine (marketed as LIDODERM by Endo Pharmaceuticals, Inc.).

Commercialization

United States

We hold all commercialization rights for HORIZANT in the United States. We acquired the exclusive rights to commercialize, promote, manufacture and distribute HORIZANT in the United States on May 1, 2013, following the expiration of a transition period under a termination and transition agreement we entered into with GSK. When we reacquired HORIZANT commercialization rights in May 2013, GSK had experienced a stockout which delayed our reintroduction of HORIZANT to the market. In June 2013, we began commercializing HORIZANT, focusing our promotional efforts on 40 geographic regions, including a HORIZANT-dedicated sales team of 40 sales representatives supplied through our third party contract sales organization. Our sales representatives focus their promotional efforts on specialty doctors in each geographic territory. In addition, we rely upon third party service providers for manufacturing, sales and distribution of HORIZANT. We will continue to monitor our promotion and commercialization of HORIZANT, and if warranted, we would consider expansion of our commercialization efforts, beyond the originally targeted geographies, or we may consider potential partnering opportunities to enable greater access to the primary care physician market. However, we are still early in our product launch and our ability to successfully commercialize HORIZANT is unproven. In addition, we have only limited experience in commercializing products on our own and have only limited management expertise in commercial operations, sales and marketing, supply chain, distribution and pharmacovigilance. During the year ended December 31, 2013, our net product sales of HORIZANT were $6.4 million, which reflects our sales of HORIZANT after the transition period ended on April 30, 2013.

Japan

Astellas holds exclusive rights to commercialize REGNITE in Japan. We receive high-teen royalties on net sales of REGNITE.

Intellectual Property and Data Exclusivity

In the United States, the patent rights relating to the HORIZANT prodrug and its synthesis, as well as formulations and methods of its use, are owned by us and include a number of issued U.S. patents with expiration dates ranging from 2022 to 2026, as well as a number of pending U.S. patent applications with similar potential expiration dates. A patent term extension request has been filed with the U.S Patent and Trademark Office, or USPTO, seeking to extend the expiration date of our granted composition-of-matter patent for the HORIZANT prodrug, which could provide product-specific exclusivity to 2025. We have four issued U.S. patents listed in the Patent and Exclusivity Information Addendum of the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, for HORIZANT. Two of the Orange Book-listed patents have expiration dates in 2022, and the other two have expiration dates in 2026. Additionally, the FDA granted new chemical entity, or NCE, data exclusivity for HORIZANT that extends to April 2016, and orphan drug (data) exclusivity, or ODE, for use of HORIZANT in the management of PHN that extends to June 2019. In Japan, the patent rights relating to the REGNITE prodrug, its synthesis, formulations and methods of use are also owned by us. The Japanese Patent Office granted a term extension on our composition-of-matter patent, which now extends to 2025 for REGNITE. We also hold patents or pending patent applications outside the United States and Japan that are directed to the gabapentin enacarbil composition of matter and its synthesis, as well as formulations and methods of use thereof.

HORIZANT Post-Marketing Commitments and Post-Marketing Requirements

The FDA approval of HORIZANT for the treatment of moderate-to-severe primary RLS included requirements to conduct a program of post-marketing commitments, or PMCs, and post-marketing requirements, or PMRs, in adults, including: a 12-week, double-blind, placebo-controlled efficacy study evaluating 300 mg,

450 mg and 600 mg tablets of HORIZANT dosed once per day (“adult low-dose efficacy study”); two simulated driving studies; a drug-drug interaction study with morphine; and a cardiovascular safety, or QTc, study. Additionally, the RLS approval included a commitment to conduct a pediatric program for subjects 13 years and older. The pediatric clinical program, which is scheduled to commence after requested adult low-dose efficacy data is obtained and reviewed by the FDA, includes: a pharmacokinetics, or PK, study; a parallel, fixed-dose response efficacy study; a long-term safety study; and a simulated driving study. The specific protocol submission and trial completion dates for these PMCs/PMRs range from April 2011 through July 2024. Many of these PMCs/PMRs, including conduct of the low-dose efficacy study, have been conducted and fulfilled by GSK however we are responsible for fulfilling the remaining, and any additional future, post-marketing commitments and/or requirements, which will be expensive and time-consuming and may divert management time and resources away from our commercialization efforts or the development of our product candidates.

In January 2014, we reported top-line results from the adult low-dose efficacy study. The study assessed the efficacy, safety and tolerability of three doses of gabapentin enacarbil (300 mg, 450 mg or 600 mg) versus placebo dosed once per day in 487 subjects with normal renal function. The comparisons of the 600 mg and 450 mg dose groups to placebo reached statistical significance (p<0.05) on both of the co-primary endpoints of the study (reduction from baseline in the International Restless Legs Syndrome Rating Scale Total Score (IRLS), and the percentage of responders as determined by the Clinical Global Impression of Improvement (CGI-I)). The difference between the 300 mg dose group and placebo was statistically significant for CGI-I but not for the IRLS score. Gabapentin enacarbil was generally well tolerated in the study. The two most common treatment emergent adverse events reported in the study that were greater than or equal to 5% and at least the rate of placebo in any gabapentin enacarbil treatment arm were: somnolence (7%, 10%, 16% and 11% for placebo, 300 mg, 450 mg and 600 mg dose groups, respectively) and dizziness (4%, 4%, 7% and 12% for placebo, 300 mg, 450 mg and 600 mg dose groups, respectively). The final data analysis and study report for this study is ongoing and will be submitted to the FDA upon its completion.

Our Product Candidates

XP23829 — A Prodrug of Monomethyl Fumarate

We are actively developing XP23829 as a potential treatment of patients with psoriasis and/or relapsing forms of MS. We hold a composition-of-matter patent and a formulation patent in the United States on XP23829 that expire at the earliest in 2029 and hold patents or pending patent applications directed to the XP23829 methods of synthesis and use in the United States. We have also filed applications directed to the XP23829 composition of matter and methods of synthesis and use in other jurisdictions.

Prodrug Background

XP23829 is a fumaric acid ester compound and a patented prodrug of MMF. Fumaric acid ester compounds have shown immuno-modulatory and neuroprotective effects in cell-based systems and preclinical models of disease. A product containing a combination of fumaric acid ester compounds, known as FUMADERM, is approved in Germany for the treatment of psoriasis. TECFIDERA (dimethyl fumarate), which was previously known as BG-12, from Biogen Idec Inc. is another fumaric acid ester prodrug that converts to MMF in the body. TECFIDERA was approved in March 2013 by the FDA for patients with relapsing forms of MS.

Our Prodrug

XP23829 is a novel prodrug of MMF that we believe may provide improved tolerability and efficacy compared to DMF. In preclinical studies that compared molar equivalent doses of XP23829 to DMF, XP23829 provided higher blood levels of the biologically active molecule MMF and a similar or greater degree of efficacy in MS and psoriasis animal models. Toxicology studies conducted in three species showed that XP23829 caused less stomach irritation when compared to DMF.

Development Program

Following the filing of an Investigational New Drug, or IND, application with the Division of Neurology Products of the FDA, we initiated in July 2012 our first Phase 1 clinical trial of XP23829 in healthy adults designed to assess the pharmacokinetics, safety and tolerability of single doses of four different formulations of XP23829. The trial was a randomized, double-blind, two-period crossover, food effect comparison clinical trial of XP23829. Sixty subjects were assigned to five cohorts of 12, with each cohort receiving one of four different formulations of XP23829 or placebo. In October 2012, we reported favorable preliminary results from this trial, which demonstrated that administration of XP23829 resulted in the expected levels of MMF in the blood. As anticipated, the four formulations produced different pharmacokinetic, or PK, profiles of MMF, including one formulation that could potentially be dosed twice a day and at least one formulation that may be suitable for once-a-day dosing. XP23829 was generally well-tolerated in the trial. All 12 subjects in each cohort completed both dosing periods.

In September 2013, we announced preliminary results from two additional Phase 1 clinical trials of XP23829. One of the Phase 1 trials was a randomized, double-blind, placebo-controlled, multiple ascending dose study of the pharmacokinetics, safety and tolerability of two formulations of XP23829 in healthy adult subjects. Five separate cohorts (12 active and three placebo subjects per cohort) were enrolled sequentially and received one of two formulations of XP23829 dosed with or without food. Following up-titration of up to five days, dosing for each cohort ranged from 400 to 1,000 mg XP23829 per day, administered either once a day, or QD, or twice a day, or BID, with dosing for an additional six days. On the seventh day of target dose administration, PK evaluations were conducted following the morning dose. Similarly, a sixth cohort of healthy subjects received 240 mg BID TECFIDERA, which is also a prodrug of MMF. As a consequence of its higher molecular weight, 400 mg of XP23829 is approximately equimolar to 240 mg of DMF (i.e., these amounts of each compound can potentially be enzymatically converted to approximately the same amount of MMF).

The preliminary results of this trial showed that both formulations of XP23829 produced MMF in the plasma, but with different PK profiles. The 400 mg BID XP23829 Formulation 1 dosed without food provided an MMF PK profile that was nearly identical to that of 240 mg BID TECFIDERA dosed without food. As expected, XP23829 Formulation 2, administered as 800 mg QD and 500 mg BID dosed with food, provided more extended exposure to MMF. These cohorts had a lower mean maximal plasma concentration, or Cmax, of MMF, while providing a mean daily area under the concentration versus time curve, or AUC, of MMF that was approximately 25% less than that seen after dosing 240 mg BID TECFIDERA. In addition, pharmcodynamic data was also accessed in this study. Compared to pre-dosing baseline blood levels, XP23829 dosed once or twice a day selectively reduced blood lymphocytes and increased blood eosinophils when assessed after 12 days of dosing. Most post-treatment lymphocyte counts and all eosinophil cell counts were within normal limits, and no subjects had reduction of lymphocytes below 500 per microliter. Lymphocyte counts returned to baseline levels when assessed eight to ten days after the last dose. These effects were not observed in placebo-dosed subjects, and there was no effect of XP23829 on other monitored blood cell populations. Other fumaric acid ester compounds, including TECFIDERA and FUMADERM, reduce blood lymphocytes with maximal effect occurring after many months of dosing. Both products are also known to cause transient minor increases in blood eosinophils. XP23829 was generally well tolerated in the study. The most common adverse events were flushing and gastrointestinal-related events, which were generally mild to moderate in severity.

The other Phase 1 study was an open-label, PK and mass balance study in healthy male subjects. One group of six subjects received a single dose of XP23829 that incorporated a radiolabel in the fumarate portion of the molecule and a separate group of six subjects received XP23829 with the radiolabel in the promoiety portion of the molecule. As expected, the metabolism and disposition of radioactivity from the fumarate-labeled version of XP23829 was similar to what has been publicly reported for dosing healthy subjects with DMF labeled in the same position. For the promoiety-labeled version of XP23829, 98% of the recovered radioactivity was in urine. The major metabolites of the promoiety found in humans were the same as those observed in animal studies.

In addition to human clinical studies, we have also completed 13-week toxicology studies of XP23829 in three animal species. Each study included a dose of DMF chosen to provide a similar MMF exposure to that of the highest dose of XP23829. The adverse effects of XP23829 were similar to those of DMF, except for fewer and less severe adverse effects in the stomach after dosing XP23829. The target organs for XP23829 were identical to DMF, and there was no increase in severity of any adverse effects for XP23829 compared with DMF. We believe that these preliminary results support a conclusion that all observed adverse effects of XP23829 were attributable to exposure to MMF, the common active metabolite of DMF and XP23829.

Potential Target Indications

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

Current Treatments.    In the United States, products that are currently approved for the treatment of psoriasis include topical agents, oral systemic therapies and biological therapies. Topical therapies include corticosteroids, anthrolin and synthetic vitamin D and vitamin A. Oral systemic agents include acitretin, cyclosporine and methotrexate. Biological therapies that are approved to treat psoriasis include ENBREL (etanercept), marketed by Amgen Inc.; HUMIRA (adalimumab), marketed by Abbott Laboratories; REMICADE (infliximab), marketed by Johnson & Johnson and Merck & Co., Inc.; and STELARA (ustekinumab), marketed by Johnson & Johnson. Therapies in late-stage product development in the United States for the treatment of psoriasis include apremilast, brodalumab, ixekizumab, secukinumab and tofacitinib that are being developed by Celgene Corporation, Amgen, Eli Lilly and Company, Novartis and Pfizer, respectively.

Relapsing Forms of MS

Background on MS and Relapsing Forms of MS.    MS is a chronic and progressive neurodegenerative disease in which the body’s immune system attacks the myelin protein that wraps around nerve fibers. The disease typically strikes between the ages of 20 to 40 years, and because it is progressive in nature, disability accumulates over time and can lead to permanent impairment of mobility, cognition and the ability for self care. After a subsequent attack, followed by a remission of symptoms, the condition is diagnosed as relapsing MS. This classification represents approximately two-thirds of the patients with a diagnosis of MS. A typical course of the disease involves progressively more frequent relapses of symptoms resulting in greater levels of disability after each relapse.

Potential Market.    Although the exact prevalence is not known, it is estimated that approximately 250,000 to 350,000 people in the United States have been diagnosed with MS and that approximately one million people worldwide suffer from MS.

Current Treatments.    Products that could compete with XP23829 for the treatment of relapsing forms of MS include oral and injectable agents that are approved in the United States for the treatment of relapsing forms of MS. These include oral agents such as AUBAGIO (teriflunomide), marketed by Genzyme Corporation, a Sanofi company; GILENYA (fingolimod), marketed by Novartis AG; and TECFIDERA (dimethyl fumarate), marketed by Biogen Idec. In addition, several injectable products are approved in the United States and include AVONEX (interferon beta 1a), marketed by Biogen Idec; BETASERON (interferon beta 1b) and EXTAVIA (interferon beta 1b), marketed by Bayer AG/Novartis; COPAXONE (glatiramer acetate), marketed by Teva Pharmaceutical Industries Ltd.; REBIF (interferon beta 1a), marketed by Merck Serono S.A.; and TYSABRI (natralizumab), marketed by Biogen Idec. Therapies in late-stage product development in the United States for the treatment of MS include BIIB017 (Peginterferon beta 1a) from Biogen Idec, ZANAPAX (daclizumab) from Abbott/Biogen Idec, laquinimod from Teva and LEMTRADA (alemtuzumab) from Genzyme/Sanofi-Aventis.

Further Clinical Development of XP23829

Based on the favorable preliminary results of XP23829 Phase 1 and toxicology studies, we intend to continue to advance the development of XP23829. We intend to submit an IND application to the Division of Dermatology and Dentistry Products of the FDA for XP23829 as a potential treatment for psoriasis. Assuming that the FDA does not impose a clinical hold on the IND, we plan to initiate a Phase 2 clinical trial of XP23829 in patients with moderate-to-severe plaque psoriasis by mid-2014. We intend to evaluate once-a-day and twice-a-day dosing of XP23829 in this trial. In addition, in January 2014, we announced that we received feedback from the Division of Neurology Products of the FDA regarding proposed development plans for XP23829 as a potential treatment for patients with relapsing forms of MS. Based on the feedback we have received, we believe that the FDA would allow us to initiate potential Phase 3 clinical development for this indication using XP23829 doses that produce MMF exposure similar to that produced by the approved dose of TECFIDERA. The FDA encouraged the exploration of multiple doses of XP23829 to assess the potential advantages of doses that produced either higher or lower MMF exposure. We are also in discussions with the FDA concerning proposed development strategies for XP23829 that could support a New Drug Application, or NDA, submission under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, as amended, or FDCA. Section 505(b)(2) of the FDCA permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. As a consequence, the preclinical and clinical development programs leading to the submission of an NDA under Section 505(b)(2) may be less expensive to carry out and could potentially be concluded in a shorter period of time than programs required for an NDA submitted under Section 505(b)(1) of the FDCA. However, at this time, we believe that the FDA will require additional information with respect to XP23829 before making any determination on the applicability of the Section 505(b)(2) pathway. In addition, given that our strategy is to develop XP23829 with the objective of differentiating XP23829 from other products for psoriasis and relapsing forms of MS, we believe it is more likely that we will pursue a full development pathway for XP23829 under Section 505(b)(1) of the FDCA.

XP23829 Development, Commercialization and Partnering Strategy

We plan to continue development of XP23829 and are also in discussions with potential partners regarding the development and commercialization of XP23829.

Arbaclofen Placarbil, or AP — A Transported Prodrug of R-baclofen

AP is a Transported Prodrug of R-baclofen that is a potential treatment for patients with spasticity related to spinal cord injury. We hold a composition-of-matter patent and methods-of-synthesis patents in the United States on AP that expire at the earliest in 2025, and hold patents or pending patent applications directed to AP formulations and methods of use in the United States and other jurisdictions.

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

Development Program

We have completed multiple Phase 1 clinical trials of AP that included approximately 350 healthy volunteers who received either single or multiple doses of AP. The results of these Phase 1 clinical trials indicated that AP was well absorbed and rapidly converted to the R-isomer of baclofen. Exposure to intact AP was low compared to the level of R-baclofen produced at all dose levels. Comparison of AP pharmacokinetic data with data for subjects administered with equivalent doses of racemic baclofen suggests that AP taken every 12 hours provides similar R-baclofen blood levels compared to racemic baclofen dosed four times per day.

In June 2009, we announced preliminary results from a multi-dose, randomized, placebo-controlled, crossover Phase 2 clinical trial of AP in spinal cord injury patients with spasticity. This trial enrolled 37 subjects at ten sites in the United States and Canada. Patients received either AP (10, 20 or 30 mg BID) or placebo in the first treatment segment, and were then crossed over to the alternative treatment or placebo in the second segment of the trial. The primary endpoint in the study was the difference in Ashworth Scale score during the placebo and AP treatment segments for the muscle group with the highest Ashworth Scale score at baseline. Ashworth Scale scores were determined by the investigator prior to dosing, and again two, four and six hours after the morning dose. The primary analysis used a repeated-measures analysis of variance model and included data from the 35 subjects who completed both treatment segments.

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

We conducted a pivotal Phase 3 clinical trial of AP as a potential treatment of spasticity in patients with MS and also initiated an open-label safety study and a sub-study to provide nine months of AP exposure for approximately 100 MS patients. In May 2013, we reported preliminary results of the pivotal Phase 3 trial that indicated that AP did not show statistically significant differences from placebo in the treatment of spasticity in patients with MS. As a result, we have decided to terminate further investment in AP as a treatment for spasticity in patients with MS; however, given the previous, successful Phase 2 clinical trial of AP as a potential treatment for spasticity in spinal cord injury patients, as resources permit, we may pursue AP for this indication.

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

Potential Market.    In 2013, spinal cord injury has been estimated to impact approximately 273,000 persons in the United States. Studies of sample populations of individuals with chronic spinal cord injury (one year post injury) indicate that approximately 65% to 78% have symptoms of spasticity.

Current Treatments.    In the United States, several generic drugs are approved for the treatment of spasticity, including racemic baclofen, dantrolene sodium and tizanidine. In addition, the FDA has approved BOTOX (onabotulinumtoxin A) from Allergan Inc. to treat upper limb spasticity in adults. Physicians also prescribe diazepam for the treatment of spasticity. Therapies in development in the United States for the treatment of spasticity based on sustained-release versions of baclofen or R-baclofen include Baclofen GRS from Sun Pharma Advanced Research Company Limited and Arbaclofen Extended-Release Tablets from Osmotica Pharmaceutical Corp.

AP Development, Commercialization and Partnering Strategy

To the extent that our resources permit, we may develop AP further or we may enter into a collaboration with a third party for future development.

XP21279 — A Transported Prodrug of Levodopa

XP21279 is a Transported Prodrug of levodopa that may be a potential treatment of patients with Parkinson’s disease who experience motor fluctuations. We hold a composition-of-matter patent and a formulation patent in the United States on XP21279 that expire at the earliest in 2025 and hold patents or pending patent applications directed to the XP21279 methods of synthesis and use in the United States. We have also filed applications directed to the XP21279 composition of matter and methods of synthesis and use in other jurisdictions. At this time, we plan to continue development of XP21279 to the extent our resources permit or we enter into a collaboration with a third party.

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

Development Program

We have conducted three Phase 1 clinical trials of XP21279 that included a total of 82 healthy volunteers. The trials evaluated the PK profile of different formulations of XP21279 administered with carbidopa compared to a combination of levodopa/carbidopa. The results of these Phase 1 clinical trials indicated that XP21279/carbidopa was well absorbed and rapidly converted to levodopa. Exposure to the intact Transported Prodrug was negligible. Data from the trials indicated that compared to the PK data of levodopa/carbidopa, XP21279/carbidopa was associated with a decreased peak-to-trough ratio of levodopa blood levels over 24 hours compared to levodopa/carbidopa. XP21279 was generally well tolerated, with no serious adverse events reported in these trials.

In 2010, we reported preliminary results from an open-label, crossover, Phase 1 clinical trial of XP21279 administered with carbidopa in ten Parkinson’s disease patients who were sequentially administered levodopa/carbidopa three or four times per day for 14 days followed by administration of XP21279/carbidopa three times per day for 14 days. Efficacy assessments at the end of each treatment period showed improvements with XP21279 over levodopa. However, because the trial was not blinded (i.e., subjects knew what treatment was administered), the results of the efficacy analyses must be viewed with caution. XP21279 was well tolerated.

In 2011, we reported preliminary results of a Phase 2, randomized, crossover clinical trial of XP21279 that compared optimized treatment with either SINEMET (immediate-release levodopa/carbidopa) or XP21279 co-formulated with carbidopa (XP21279/CD) in advanced Parkinson’s disease patients with motor fluctuations. The trial enrolled patients with Parkinson’s disease at 12 U.S. sites who were on a stable regimen of SINEMET dosed four or five times per day. Subjects were required to have “off time” in at least half of the inter-dose intervals between the first and last daily doses of SINEMET and an average daily “off time” greater than or equal to two hours during the three-day baseline assessment period. The trial consisted of an open-label, crossover optimization phase followed by a double-blind, crossover treatment phase. Thirty-five subjects entered the open-label phase of the trial, during which doses of SINEMET and XP21279/CD were each optimized for two weeks in a random order using the same protocol-specified guidelines. Results of the PK analysis from the trial showed that subjects had significantly lower variation in levodopa blood levels over a 16-hour time period while taking XP21279/CD as compared to SINEMET. However, in the primary efficacy endpoint of the trial, the improvement with XP21279/CD was not statistically better than the improvement seen with optimized SINEMET dosed four or five times per day during the double-blind phase of the trial. All treatment-emergent adverse events were mild to moderate in severity. There were no serious adverse events.

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

Current Treatments.    In the United States, products approved for the treatment of Parkinson’s disease include: SINEMET (levodopa/carbidopa) that is distributed in the United States by Bristol Meyers Squibb, and generic levodopa/carbidopa drugs, STALEVO, a combination therapy of levodopa/carbidopa/entacapone that is marketed in the United States by Novartis; dopamine agonists such as MIRAPEX (pramipexole) as well as REQUIP (ropinirole) and REQUIP XL (ropinirole extended-release tablets), which are marketed by Boehringer Ingelheim and GSK, respectively; generic dopamine agonists, including pramipexole and ropinirole; and NEUPRO (a rotigotine transdermal system), a dopamine agonist patch from UCB. Impax submitted an NDA for RYTARY (previously known as IPX066), an extended-release formulation of levodopa/carbidopa, that is currently under FDA review. Other therapies under development in the United States for the treatment of Parkinson’s disease include levodopa/carbidopa formulations such as a levodopa/carbidopa gel delivered by a portable pump directly into the duodenum being developed by Abbott Laboratories, as well as DM-1992 and OS-320 (extended-release formulations of levodopa/carbidopa being developed by Depomed and Osmotica, respectively).

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

Current Clinical Development of XP21279 in Parkinson’s Disease.    In 2012, we conducted an End-of-Phase 2 meeting with the FDA in which we received feedback that a proposed development program for XP21279 could support a potential NDA submission under Section 505(b)(2) of the FDCA. Based on our discussions with the FDA, we believe that a single, pivotal, Phase 3 clinical trial comparing optimized doses of XP21279 to SINEMET, along with an open-label safety study, could form the basis for an NDA submission as a potential treatment for advanced idiopathic Parkinson’s disease. The FDA provided specific guidance on the proposed design of the pivotal trial and confirmed that efficacy and safety data from this study could be included in the product label. We plan to continue development of XP21279 to the extent our resources permit or we enter into a collaboration with a third party.

XP21279 Development, Commercialization and Partnering Strategy

To the extent that our resources permit, we may develop XP21279 further as a potential treatment for patients with Parkinson’s disease, or we may enter into a collaboration agreement with a third party for such development.

Current and Former Strategic Alliances

Astellas Pharma Inc.

In December 2005, we entered into an agreement in which we licensed to Astellas exclusive rights to develop and commercialize gabapentin enacarbil in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. Under the terms of this agreement, we received an initial license payment of $25.0 million and have subsequently received $40.0 million in milestone payments as of December 31, 2013. As of February 2014, we remain eligible to receive potential clinical and regulatory contingent payments totaling up to an additional $20.0 million. In May 2013, Astellas informed us that they did not have plans for commercialization of REGNITE in the countries other than Japan in their territory. As a result, all rights to gabapentin enacarbil in Korea, the Philippines, Indonesia, Thailand and Taiwan reverted to us. Gabapentin enacarbil, known as REGNITE in Japan, has been approved by the MHLW and is being commercialized by Astellas in Japan. We are entitled to receive percentage-based high-teen royalties on net sales of REGNITE in Japan, with the royalties recognized when royalty payments are received by us. We have received and recognized $0.4 million in royalties for the year ended December 31, 2013 for net sales of REGNITE in Japan. Astellas is solely responsible for the manufacturing of REGNITE to support its development and commercialization in Japan. Astellas may terminate the collaboration at its discretion; in such event, all REGNITE product rights would revert to us and we would be entitled to specified transition assistance from Astellas.

Glaxo Group Limited

In February 2007, we entered into an exclusive collaboration agreement with GSK to develop and commercialize gabapentin enacarbil in all countries of the world excluding the Astellas territory. In November 2010, we amended and restated our collaboration agreement with GSK, pursuant to which we acquired all rights to gabapentin enacarbil outside of the United States previously granted to GSK and obtained the right, but not the obligation, to pursue development of HORIZANT for: (i) the potential treatment of diabetic peripheral neuropathy, or DPN; (ii) the potential treatment of PHN to the extent that a product label would reflect a superiority claim over a currently approved drug; and (iii) any additional indications in the United States. GSK remained responsible for further development and regulatory matters with respect to HORIZANT for the potential management of PHN and manufacturing and commercialization of HORIZANT in the United States for all indications. In November 2012, we reached an agreement with GSK to terminate our collaboration agreement pursuant to a termination and transition agreement. The termination and transition agreement also provided for a mutual release of claims and resolved all ongoing litigation between the parties.

Under the terms of the termination and transition agreement, during a transition period that ended on April 30, 2013, GSK continued to exclusively commercialize, promote, manufacture and distribute HORIZANT in the United States. We were not responsible for any losses associated with the terminated collaboration agreement, were no longer eligible to receive any further milestone payments from GSK and did not receive any revenue or incur any losses from GSK’s sales of HORIZANT during the transition period. GSK continued to fully fund the costs associated with the management and conduct of clinical studies initiated by GSK prior to the date of the termination and transition agreement. In addition, prior to the end of the transition period, GSK provided to us inventory of gabapentin enacarbil in GSK’s possession that was not required for use by GSK in the manufacture of HORIZANT. In exchange for such inventory, we will make annual payments to GSK of $1.0 million for six years beginning in 2016. Following the transition period, we assumed all responsibilities for further development, manufacturing and commercialization of HORIZANT in the United States. GSK also continued to supply us with HORIZANT through October 2013 on pricing terms established under the termination and transition agreement, and also performed certain validation work with respect to the 300 mg dosage form of HORIZANT and other services for us through December 2013. In connection with the termination and transition agreement, pursuant to a separate stock purchase agreement entered into between us and GSK, GSK purchased an aggregate of $40.0 million of our common stock in November and December of 2012.

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

Issued U.S. and foreign patents generally expire 20 years after filing. We hold a number of issued patents in the United States, including composition-of-matter patents for HORIZANT/gabapentin enacarbil, and for our XP23829, AP and XP21279 product candidates. We also have a number of pending patent applications in the United States relating to HORIZANT/gabapentin enacarbil, XP23829, AP and XP21279. Of the issued U.S. patents that we hold, many are related to compounds, pharmaceutical compositions containing the compounds and therapeutic methods of using the compounds and compositions. We further hold a number of issued U.S. patents related to methods of synthesis, proteomics methodology and screening methodology that could be useful in connection with HORIZANT and our product candidates. In addition, we hold a number of issued foreign national patents and pending patent applications, and we have pending Patent Cooperation Treaty international patent applications that preserve our rights to pursue national patent rights outside of the United States and pending European regional patent applications that permit us to pursue patent rights in a number of European member countries. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering product candidates, lead compounds and key intermediates, pharmaceutical compositions, methods of use and processes for making our compounds, along with methods of design, synthesis, selection and use of Transported Prodrugs in general and to our research and development programs in particular.

The patent rights relating to the HORIZANT prodrug (gabapentin enacarbil) and its synthesis, as well as formulations and methods of its use are owned by us and include a number of issued U.S. patents with expiration dates ranging from 2022 to 2026, as well as a number of pending U.S. patent applications with similar potential expiration dates. We have petitioned the USPTO to grant a U.S. patent term extension on our composition-of-matter patent for the HORIZANT prodrug, which could provide product-specific exclusivity to 2025. In addition, we hold a granted U.S. patent directed to the crystalline form of the HORIZANT prodrug that has an expiration date of 2026. Four of our issued U.S. patents are listed in the Orange Book for HORIZANT. Two of the Orange Book-listed patents have expiration dates in 2022, and the other two have expiration dates in 2026. Additionally, the FDA granted NCE data exclusivity for HORIZANT that extends to April 2016, and ODE data exclusivity for use of HORIZANT in the management of PHN that extends to June 2019. In Japan, the patent rights relating to the REGNITE prodrug, its synthesis, formulations and methods of use are also owned by us. The Japanese Patent Office granted a term extension on our composition-of-matter patent, which now extends to 2025 for REGNITE. We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to HORIZANT, REGNITE and gabapentin enacarbil, the composition-of-matter patents on the gabapentin active pharmaceutical ingredient, or API, itself have all expired. For XP23829, we own an issued U.S. composition-of-matter patent that has an expiration date of 2029. For AP, we hold issued U.S. composition-of-matter patents that have expiration dates ranging from 2024 to 2025. For XP21279, we own an issued U.S. composition-of-matter patent that has an expiration date of 2025. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, other than the European opposition described below, we have not received any communications from third parties challenging our patents or patent applications covering HORIZANT, REGNITE or our product candidates.

In 2008, a law firm, on behalf of an undisclosed client, filed an opposition against the grant of one of our European patent applications covering gabapentin enacarbil. The European Patent Office, or EPO, in opposition proceedings in 2010, undertook a formal review of the issues raised by the opponent and decided to maintain the grant of our European patent covering the composition of matter of gabapentin enacarbil. While the law firm that filed the opposition initially appealed the ruling on behalf of the undisclosed client, that appeal was withdrawn in 2010. The base composition-of-matter patent on gabapentin, the parent drug of HORIZANT/REGNITE/gabapentin enacarbil, expired in 2000; however, through September 2004, Pfizer continued to offer a proprietary gabapentin product (NEURONTIN) under a patent covering a process to make gabapentin with fewer contaminants. This formulation patent, which has an expiration date of 2017 and is listed in the Orange Book, has been the subject of ongoing litigation between Pfizer and several generic manufacturers, including Actavis Group hf, Ivax Pharmaceuticals, Inc. and Teva Pharmaceutical Industries, Ltd. Pfizer now markets generic gabapentin through its Greenstone Ltd. Subsidiary. Actavis and Teva, along with many other generic companies, also currently market generic versions of gabapentin. In 2011, the litigation was settled, and Pfizer granted a license to Teva, Ivax and Actavis (Purepac unit) to make and sell gabapentin under the formulation patent. We have not been a party to this litigation, and we believe that the manufacturing process for gabapentin enacarbil does not infringe the patent that was the subject of this litigation. Since the Pfizer settlement apparently did not prevent the sale of gabapentin by other generic manufacturers, we and/or Astellas are not limited in our choices of potential suppliers for the gabapentin parent drug.

Certain product candidates that we develop may be submitted to the FDA for approval under Section 505(b)(2) of the Food, Drug and Cosmetic Act, or FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as Paragraph IV certifications, that certify that any patents listed in the Orange Book, with respect to any product referenced in the Section 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the Section 505(b)(2) application. Under the Hatch-Waxman Act, the holder(s) of any Orange Book patent(s) that the Section 505(b)(2) application certifies over may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit within 45 days of an Orange Book patent owner’s receipt of notice triggers a one-time, automatic, up to 30-month stay of the FDA’s ability to approve the 505(b)(2) application. Accordingly, we may invest a significant amount of time and expense in the development of one or more products only to be subject to significant delay and patent litigation before such products may be commercialized, if at all. We are not aware of any unexpired Orange Book-listed patents covering monomethyl fumarate, R-baclofen or levodopa, which molecules are the pharmaceutically active metabolites of XP23829, AP and XP21279, respectively. However, we are aware that there are six patents listed in the Orange Book for TECFIDERA that have expiration dates ranging from 2018 to 2028. If we file a 505(b)(2) application referencing TECFIDERA data, we will have to provide a Paragraph IV certification against any such listed patents if they have not expired by that time. Although we believe that an approved XP23829 product would not infringe the claims in the listed patents, that the listed patents would expire before any such potential 505(b)(2) submission would otherwise occur based on our current anticipated product development timelines, and/or that the claims in the listed patents are invalid and/or unenforceable, if we provide a Paragraph IV certification, the patent holder may file a patent infringement lawsuit, triggering up to a 30-month stay on the FDA’s ability to approve our 505(b)(2) application.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of HORIZANT, REGNITE or any of our product candidates. We also have limited management expertise in commercial supply operations. For our product candidates, we have relied on, and we expect to continue to rely on, a limited number of third-party drug substance and drug product manufacturers. We do not have commercial supply agreements with any of these third parties for our product candidates, and our agreements with these parties are generally terminable at will by either party at any time. For HORIZANT, GSK supplied us with HORIZANT (600 mg) through October 2013, and also performed certain validation work with respect to the 300 mg dosage form of HORIZANT and other services for us through December 2013. Currently, we rely on Patheon Pharmaceuticals Inc., or Patheon, as our single source supplier of commercial product pursuant to a commercial supply agreement. Our purchase price for the manufacture and supply of HORIZANT is volume-based. We are not subject to any minimum purchase requirements under our commercial supply agreement with Patheon, and we may purchase our requirements of HORIZANT from any other qualified suppliers. During the term of the commercial supply agreement, Patheon is not permitted to manufacture gabapentin enacarbil (or any product containing gabapentin enacarbil) for any party other than for us, our designee or any authorized licensee of

XenoPort. The commercial supply agreement with Patheon commenced on September 25, 2013 and expires on December 31, 2025, and thereafter will automatically renew for one-year periods unless either party provides 18 months prior notice of its desire not to renew. In addition, we may terminate the commercial supply agreement for any reason upon 18 months prior notice, and both parties have early termination rights with notice of varying lengths for other causes, including for the counterparty’s uncured breach. Patheon also has the right to terminate the commercial supply agreement upon 18 months prior notice if we sell, assign or otherwise transfer rights to HORIZANT to a competitor of Patheon. If, for any reason, Patheon or these third-party drug substance and drug product manufacturers are unable or unwilling to perform under our agreements or enter into new agreements, we may not be able to locate alternative manufacturers or enter into favorable agreements with them. Our inability to acquire sufficient quantities of HORIZANT could result in future stockouts and existing patients not having access to drug product. Any inability to acquire sufficient quantities of our product candidates in a timely manner from these third parties could delay clinical trials and prevent us from developing and commercializing these product candidates in a cost-effective manner or on a timely basis, if at all.

If we are unable to manufacture or contract to manufacture sufficient quantities of HORIZANT, the commercialization of HORIZANT could be impaired or interrupted. For example, manufacturing delays resulted in a stockout of HORIZANT in 2013. As a result of the manufacturing delays, our full commercial promotion of HORIZANT was delayed for approximately one month. If we or Patheon experience other delays or issues, our ability to commercialize HORIZANT could be further impaired. As part of the termination and transition agreement, GSK provided its inventory of gabapentin enacarbil drug substance to us. Although the inventory of drug substance has reached the end of its specified shelf life, we believe that such inventory will remain in specification and will be usable, or in the alternative, we believe the drug substance can be re-crystallized into usable form. GSK relied on a single source supplier of gabapentin enacarbil drug substance, and its agreement with such manufacturer has expired. If we are incorrect about the usability of the gabapentin enacarbil drug substance, are unable to have it meet specifications upon re-crystallization or are unable to enter into an agreement with the contract manufacturer or qualify an alternative manufacturer, we may be limited in the amount of HORIZANT we could have manufactured and the commercialization of HORIZANT could be impaired or interrupted. In this regard, we are responsible for providing Patheon with the gabapentin enacarbil drug substance used in the manufacture of HORIZANT. Under the terms of our collaboration agreement with Astellas, Astellas is solely responsible for the manufacture of REGNITE to support its commercialization in Japan. To our knowledge, Astellas is currently relying on single source suppliers for commercial supplies of REGNITE. As a result, if Astellas fails to manufacture or contract to manufacture sufficient quantities of REGNITE, commercialization of REGNITE could be impaired in Japan.

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

We have purchased XP21279 formulated in sustained-release tablets from a single source supplier at specified transfer prices under quotations agreed upon by the parties as part of a master services agreement. We have qualified another supplier for the manufacture of XP21279 with carbidopa bi-layer tablets to be supplied under quotations agreed upon by the parties as part of a master services agreement. In the event that either supplier terminates its agreement under specified circumstances for the manufacture of XP21279 sustained-release tablets or carbidopa bi-layer tablets, we would not be able to manufacture XP21279 until an alternative supplier is qualified. This could further delay the development of, and impair our ability to commercialize, XP21279. Our contract manufacturers may own process technology related to the manufacture of our compounds. This would increase our reliance on this manufacturer. However, we have been successful in negotiating agreements with our contract manufacturers that include licenses, with the right to grant sublicenses, to any technology incorporated into the manufacture of our compounds or that is invented by employees of the contract manufacturers during the course of work conducted on our product candidates.

Research and Development

Since inception, we have devoted a significant amount of resources to develop our product candidates. For the years ended December 31, 2013, 2012 and 2011, we recorded $33.3 million, $42.9 million and $43.8 million, respectively, in research and development expenses. As part of a restructuring that we implemented in March 2010, we eliminated our discovery research department, which prevents us from being able to discover additional product candidates at this time. In addition, we have implemented subsequent reductions in force as a result of our suspension of our clinical development activities for XP21279 and our termination of further investment in AP, which limits the number of product candidates that we can develop.

Competition

The pharmaceutical and biotechnology industries are intensely competitive. HORIZANT/REGNITE compete, and our product candidates that may obtain approval will likely compete, with existing drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products targeting the same markets as HORIZANT/REGNITE and our product candidates. Many of these organizations have substantially greater financial, technical, manufacturing and marketing resources than we have. Several of them have developed or are developing therapies that could be used for treatment of the same diseases as HORIZANT/REGNITE or diseases that we are targeting in our clinical development programs. In addition, many of these competitors have significantly greater commercial infrastructures than we have.

We also face competition from manufacturers of generic drugs. Generic competition often results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace as in the case with generics competing with HORIZANT. In addition, legislation enacted in the United States allows for, and in a few instances in the absence of specific instructions from the prescribing physician mandates, the dispensing of generic products rather than branded products where a generic version is available.

HORIZANT/REGNITE and our product candidates may also compete in the future with new products currently under development by others. In this regard, there may be other compounds of which we are not aware or that are at an earlier stage of development and may compete directly with HORIZANT/REGNITE or our product candidates. Any products that we develop are likely to be in a highly competitive market, and many of our competitors may succeed in developing products that may render our products obsolete or noncompetitive. In particular, our marketed products and product candidates face competition as described below:

•

HORIZANT/REGNITE.    In the United States, the currently approved and most widely prescribed treatments for RLS belong to a class of drugs called dopamine agonists and include: MIRAPEX (pramipexole) from Boehringer Ingelheim and generic pramipexole; REQUIP (ropinirole) from GSK and generic ropinirole; and NEUPRO (a rotigotine transdermal system), a dopamine agonist patch from UCB, Inc., all of which compete with HORIZANT. In Japan, we believe that REGNITE competes with SIFROL (pramipexole), and the UCB rotigotine transdermal system, which was launched in February 2013 by Otsuka, which has exclusive rights to market in Japan. Products that we believe compete with HORIZANT in the United States for the management of PHN include drugs that act on the same target as HORIZANT, such as LYRICA (pregabalin) and NEURONTIN (gabapentin) from Pfizer, generic gabapentin and GRALISE (once-daily formulation of gabapentin) from Depomed. HORIZANT could also experience competition from a capsaicin patch (marketed as QUTENZA by Acorda Therapeutics, Inc.) and transdermal patches containing the anesthetic known as lidocaine (marketed as LIDODERM by Endo Pharmaceuticals, Inc.).

•

XP23829.    Products that could compete with XP23829 for the treatment of psoriasis include topical agents, oral systemic therapies and biological therapies. Topical therapies include corticosteroids, anthrolin and synthetic vitamin D and vitamin A. Oral systemic agents include acitretin, cyclosporine and methotrexate. Biological therapies that are approved to treat psoriasis include ENBREL (etanercept), marketed by Amgen Inc.; HUMIRA (adalimumab), marketed by Abbott Laboratories; REMICADE (infliximab), marketed by Johnson & Johnson and Merck & Co., Inc.; and STELARA (ustekinumab), marketed by Johnson & Johnson. There are also potentially competitive products in late-stage product development in the United States, including apremilast, brodalumab, ixekizumab, secukinumab and tofacitinib that are being developed by Celgene Corporation, Amgen, Eli Lilly and Company, Novartis and Pfizer, respectively.

Products that could compete with XP23829 for the treatment of relapsing forms of MS include oral and injectable agents that are approved in the United States for the treatment of relapsing forms of MS. These include oral agents such as AUBAGIO (teriflunomide), marketed by Genzyme Corporation, a Sanofi company; GILENYA (fingolimod), marketed by Novartis AG; and TECFIDERA (dimethyl fumarate), marketed by Biogen Idec. In addition, several injectable products are approved in the United States and include AVONEX (interferon beta 1a), marketed by Biogen Idec; BETASERON (interferon beta 1b) and

EXTAVIA (interferon beta 1b), marketed by Bayer AG/Novartis; COPAXONE (glatiramer acetate), marketed by Teva Pharmaceutical Industries Ltd.; REBIF (interferon beta 1a), marketed by Merck Serono S.A.; and TYSABRI (natralizumab), marketed by Biogen Idec. There are also potentially competitive products in late-stage product development in the United States, including BIIB017 (Peginterferon beta 1a) from Biogen Idec, ZANAPAX (daclizumab) from Abbott/Biogen Idec, laquinimod from Teva and LEMTRADA (alemtuzumab) from Genzyme/Sanofi-Aventis.

•

AP.    If resources permit and we choose to develop AP as a potential treatment for spasticity in patients with spinal cord injury, we believe that AP, our product candidate that is a Transported Prodrug of R-baclofen, could experience competition from several generic drugs approved for the treatment of spasticity, including racemic baclofen, dantrolene sodium and tizanidine. In addition, the FDA has approved BOTOX (onabotulinumtoxin A) from Allergan Inc. to treat upper limb spasticity in adults. Physicians also prescribe diazepam for the treatment of spasticity. Therapies in development for the treatment of spasticity based on sustained-release versions of baclofen or R-baclofen include Baclofen GRS from Sun Pharma Advanced Research Company Limited and Arbaclofen Extended-Release Tablets from Osmotica Pharmaceutical Corp.

•

XP21279.    If resources permit and we choose to develop XP21279 as a potential treatment for idiopathic Parkinson’s Disease, products that could compete with XP21279, our product candidate that is a Transported Prodrug of levodopa, include: SINEMET (levodopa/carbidopa) that is distributed in the United States by Bristol Meyers Squibb, and generic levodopa/carbidopa drugs and other drugs approved for the treatment of Parkinson’s disease, including STALEVO, a combination therapy of levodopa/carbidopa/entacapone that is marketed in the United States by Novartis; dopamine agonists such as MIRAPEX (pramipexole) as well as REQUIP (ropinirole) and REQUIP XL (ropinirole extended-release tablets), which are marketed by Boehringer Ingelheim and GSK, respectively; generic dopamine agonists, including pramipexole and ropinirole; and NEUPRO (a rotigotine transdermal system), a dopamine agonist patch from UCB. Impax submitted an NDA for RYTARY (previously known as IPX066), an extended-release formulation of levodopa/carbidopa, that is currently under FDA review. Other therapies under development in the United States include levodopa/carbidopa formulations such as a levodopa/carbidopa gel delivered by a portable pump directly into the duodenum being developed by Abbott Laboratories, as well as DM-1992 and OS-320 (extended-release formulations of levodopa/carbidopa being developed by Depomed and Osmotica, respectively).

With respect to HORIZANT/REGNITE and our product candidates, we believe that our ability to successfully compete will depend on, among other things:

•	the existence of competing or alternative products in the marketplace, including generic competition, and the relative price of those products;

•	the efficacy, safety and reliability of HORIZANT/REGNITE and our product candidates compared to competing or alternative products;

•

product acceptance by physicians, other health care providers and patients, including, with respect to HORIZANT, our ability to overcome any negative market perception due to GSK’s prior promotional efforts and a lack of physician awareness;

•	our ability to obtain patent and/or other proprietary protection for our products and technologies;

•	obtaining reimbursement for our products in approved indications;

•	our ability to complete clinical development and obtain regulatory approvals for our product candidates, and the timing and scope of regulatory approvals;

•	our ability to supply commercial quantities of a product to the market;

•	our ability to attract and retain qualified product development and commercial personnel; and

•	our ability to successfully collaborate with pharmaceutical companies and/or third-party vendors in the development and commercialization of new products.

With respect to our product candidates, we expect to compete on, among other things, product efficacy and safety, time to market, price, extent of adverse side effects experienced and convenience of treatment procedures. Our objective is to develop and commercialize new medicines with superior efficacy, convenience, tolerability and/or safety. To the extent that we are able to commercialize and develop new medicines, they are likely to compete with existing drugs that have long histories of effective and safe use and with new therapeutic agents. We expect that any product candidates that we commercialize with current or potential collaborative partners or on our own will compete with existing, market-leading medicines.

Government Regulation

Product Approval Process

The clinical testing, manufacturing, labeling, storage, distribution record keeping, advertising, promotion, import, export and marketing, among other things, of our product and product candidates are subject to extensive regulation by governmental authorities in the United States and other countries. The FDA, under the FDCA, regulates pharmaceutical products in the United States. The steps required before a drug may be approved for marketing in the United States generally include:

•	preclinical laboratory tests and animal tests;

•	the submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	the submission to the FDA of an NDA;

•	FDA acceptance, review and approval of the NDA; and

•	satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made to assess compliance with current Good Manufacturing Practices, or cGMPs.

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

Clinical trials involve the administration of the product candidates to healthy volunteers or patients with the disease to be treated under the supervision of a qualified principal investigator. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

Clinical trials typically are typically conducted in three sequential phases prior to approval, but the phases may overlap. These phases generally include the following:

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

Phase 4 clinical trials are conducted after approval to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of drugs approved under accelerated approval regulations, or when otherwise requested by the FDA in the form of post-market requirements or commitments. Failure to promptly conduct any required Phase 4 clinical trials could result in withdrawal of approval.

The results of preclinical studies and clinical trials, together with detailed information on the manufacture, composition and quality of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product. The NDA must be accompanied by a significant user fee payment. The FDA has substantial discretion in the approval process and may refuse to accept any application or decide that the data is insufficient for approval and require additional preclinical, clinical or other studies.

Generally, regulatory approval of a new drug by the FDA may follow one of three routes. The most traditional of these routes is the submission of a full NDA under Section 505(b)(1) of the FDCA. A second route, which is possible where an applicant chooses to rely in part on data generated or approvals obtained previously by other parties and/or on data described in published literature, is to submit an NDA consisting of both sponsor conducted studies and data from other sources described in Section 505(b)(2) of the FDCA. The final route is the submission of an Abbreviated New Drug Application for products that are shown to be pharmaceutically and therapeutically equivalent to previously approved drug products as permitted under Section 505(j) of the FDCA.

Both Section 505(b)(1) and Section 505(b)(2) applications are required by the FDA to contain full reports of investigations of safety and effectiveness. However, in contrast to a traditional NDA submitted pursuant to Section 505(b)(1) in which the applicant submits all of the data demonstrating safety and effectiveness, an application submitted pursuant to Section 505(b)(2) can rely upon previous findings by the FDA that the parent drug is safe and effective in that indication, and/or upon data described in published literature. As a consequence, the preclinical and clinical development programs leading to the submission of an NDA under Section 505(b)(2) may be less expensive to carry out and could potentially be concluded in a shorter period of time than programs required for a Section 505(b)(1) application. In its review of any NDA submission, however, the FDA has broad discretion to require an applicant to generate additional data related to safety, efficacy, or quality, and it is impossible to predict the number or nature of the additional data requirements or studies that may be necessary before the FDA will grant approval.

As a result of the termination and transition agreement with GSK, we are now the sponsor of the NDA for HORIZANT for the treatment of moderate-to-severe primary RLS in adults, the sponsor of the sNDA for HORIZANT for the management of PHN in adults and are responsible for leading the registration of HORIZANT for any additional indications in the United States. For our other product candidates that are undergoing clinical trials, we intend to follow the development pathway permitted under the FDCA that will maximize the commercial opportunities for these proprietary prodrugs. We are evaluating both Section 505(b)(1) and Section 505(b)(2) NDA routes for our proprietary prodrugs. In the event that we decide to utilize Section 505(b)(2) of the FDCA to pursue an approval of our proprietary prodrugs in indications for which the relevant parent drug has previously been approved, we will engage in discussions with the FDA to determine which, if any, portions of our development program can be modified.

In addition, for any XenoPort NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include Paragraph IV certifications that certify that any patents listed in the Orange Book with respect to any product referenced in the Section 505(b)(2) application are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the Section 505(b)(2) application. Under the Hatch-Waxman Act, the holder of patents that the Section 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit within 45 days of the patent owner’s receipt of notice triggers a one-time, automatic, stay of up to 30-months of the FDA’s ability to approve the 505(b)(2) application. A Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. For example, we are aware that there are six patents listed in the Orange Book for TECFIDERA that have expiration dates ranging from 2018 to 2028. If we file a 505(b)(2) application referencing TECFIDERA data, we will have to provide a Paragraph IV certification against any such listed patents if they have not expired by that time. Additionally, the FDA may require us to perform one or more additional clinical studies or measurements to support differences between our development products and the approved products being referenced in the application. The FDA may also reject our future Section 505(b)(2) submissions and require us to file such submissions under Section 505(b)(1) of the FDCA, which could cause delay and be considerably more expensive and time consuming.

Once the NDA submission has been accepted for filing, which occurs, if at all, 60 days after submission of the NDA, the FDA sets a PDUFA date that informs the applicant of the specific date by which the FDA intends to complete its review. This is typically 12 months from the date of submission of the NDA application. The review process is often extended by FDA requests for additional information or clarification. Before approving an NDA, the FDA may inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facility complies with cGMPs and will also inspect clinical trial sites for integrity of data supporting safety and efficacy. The FDA may delay approval of an NDA if applicable regulatory criteria are not satisfied and/or the FDA requires additional testing or information. The FDA may require post-marketing testing and surveillance to monitor safety or efficacy of a product. The FDA will issue either an approval of the NDA or a complete response letter, detailing the deficiencies and information required in order for reconsideration of the NDA.

Federal and State Fraud and Abuse and Data Privacy and Security and Transparency Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state healthcare laws restrict certain business practices in the biopharmaceutical industry. These laws include, but are not limited to, anti-kickback, false claims, data privacy and security, and transparency statutes and regulations. We are subject to these laws in association with the commercialization our products.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any good, facility, item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and our practices may not in all cases meet all of the criteria for a statutory exception or safe harbor protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, PPACA, to a stricter intent standard such that a person or entity no longer needs to have actual knowledge of this statute or the specific intent to violate it in order to have committed a violation. In addition, PPACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below). Further, the civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal false claims laws prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of, or payment for, healthcare benefits, items or services.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

Also, many states have similar healthcare statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Some states require the posting of information relating to clinical studies. In addition, California requires pharmaceutical companies to implement a comprehensive compliance program that includes a limit on expenditures for, or payments to, individual medical or health professionals. We have adopted a comprehensive compliance program that we believe complies with California law. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion of products from reimbursement under government programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Pharmaceutical Coverage, Pricing and Reimbursement

In both domestic and foreign markets, our sales of HORIZANT/REGNITE and any approved products will depend in part on the availability of coverage and adequate reimbursement from third-party payers. Third-party payers include government health administrative authorities, managed care providers, private health insurers and other organizations. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payers to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of our products will therefore depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by third-party payers. These third-party payers are increasingly focused on containing healthcare costs by challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the coverage and reimbursement status of newly approved healthcare product candidates. The market for our products and product candidates for which we may receive regulatory approval will depend significantly on access to third-party payers’ drug formularies, or lists of medications for which third-party payers provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payers may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Because each third-party payer individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming, costly and sometimes unpredictable process. We may be required to provide scientific and clinical support for the use of any product to each third-party payer separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. This process could delay the market acceptance of any product and could have a negative effect on our future revenues and operating results. We cannot be certain that our products and our product candidates will be considered cost-effective. Because coverage and reimbursement determinations are made on a payer-by-payer basis, obtaining acceptable coverage and reimbursement from one payer does not guarantee we will obtain similar acceptable coverage or reimbursement from another payer. If we are unable to obtain coverage of, and adequate reimbursement and payment levels for, our product candidates from third-party payers, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our ability to successfully commercialize our products and impact our profitability, results of operations, financial condition and future success.

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

Healthcare Reform

In the United States and foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations as we begin to directly commercialize our products. In particular, there have been and continue to be a number of initiatives at the United States federal and state level that seek to reduce healthcare costs. If a drug product is reimbursed by Medicare or Medicaid, pricing and rebate programs must comply with, as applicable, the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990, as amended, and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA. The MMA imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval. However, any negotiated prices for our future products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain from non-governmental payers. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non-governmental payers.

Moreover, the recently enacted federal Drug Supply Chain Security Act, imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this new federal legislation, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Furthermore, political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Initiatives to reduce the federal deficit and to reform healthcare delivery are increasing cost-containment efforts. We anticipate that Congress, state legislatures and the private sector will continue to review and assess alternative benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals and other fundamental changes to the healthcare delivery system. Any proposed or actual changes could limit or eliminate our spending on development projects and affect our ultimate profitability. In March 2010, PPACA was signed into law. PPACA has the potential to substantially change the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, PPACA established: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents; . revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; and extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations. In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we are able to charge for our products, or the amounts of reimbursement available for our products. If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payer or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on our profitability.

Customers and Financial Information About Geographic Areas

In the United States, HORIZANT is sold to distributors who primarily distribute the product to pharmacies. In 2013, the principal distributors for HORIZANT were Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation. In 2013, 96% of the HORIZANT product sales were derived from these three distributors. We have standard industry agreements made in the ordinary course of business with these distributors, which include prompt payment discounts and various standard fee or rebate arrangements. Purchases are made on a purchase order basis.

Further information on our total revenues other than HORIZANT product sales is included in Note 2 to our financial statements.

Facilities

We lease approximately 103,000 square feet of office and laboratory space in an office building in Santa Clara, California. In October 2012, we entered into a Second Amendment to Lease with SI 34 LLC, or Sobrato, with respect to our current office space at 3410 Central Expressway, Santa Clara, California, or, as amended, the 3410 Lease. The 3410 Lease will expire in August 2015. We had also leased approximately 59,000 square feet at an adjacent building at 3400 Central Expressway, Santa Clara, California, but we terminated the lease in February 2013, and the rent obligations expired in August 2013. The 2013 aggregate annual rental amount payable under the leases was approximately $3.3 million.

Employees

As of December 31, 2013, we had 92 full-time employees, 37 of whom were engaged in product development activities. Fifty-two employees hold post-graduate degrees, including three with M.D. degrees, 14 with Ph.D. degrees and two with Pharm.D. degrees. Our employees are not represented by a collective bargaining agreement. We believe our relations with our employees are good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of February 14, 2014:

Name	Age	Position
Ronald W. Barrett, Ph.D.	58	Chief Executive Officer and Director
Vincent J. Angotti	46	Executive Vice President, Chief Operating Officer
Gregory T. Bates, D.V.M.	55	Senior Vice President of Regulatory Affairs and Quality
Gianna M. Bosko.	44	Senior Vice President, Chief Legal Officer and Secretary
William G. Harris	55	Senior Vice President of Finance and Chief Financial Officer
Richard K. Kim, M.D.	43	Senior Vice President, Clinical Development & Medical Affairs, Chief Medical Officer
David R. Savello, Ph.D.	68	Senior Vice President of Development Operations

Ronald W. Barrett is one of our founders and has served as our chief executive officer since September 2001. He served as our chief scientific officer from 1999 to 2001. Dr. Barrett has been a director since August 1999. From 1989 to 1999, he held various positions at Affymax Research Institute, a company employing combinatorial chemistry and high-throughput target screening for drug discovery, the most recent of which was senior vice president of research. Glaxo Wellcome plc, a pharmaceutical company, acquired Affymax Research Institute in 1995. Glaxo Wellcome subsequently merged with SmithKline Beecham plc, a pharmaceutical company, in 2000 to form GlaxoSmithKline plc, a pharmaceutical company. Prior to Affymax Research Institute, Dr. Barrett was a molecular pharmacologist in the Neuroscience Group at Abbott Laboratories, a healthcare company, from 1986 to 1989. Dr. Barrett is a member of the board of directors of Concert Pharmaceuticals, Inc., a publicly-traded clinical-stage biopharmaceutical company. Dr. Barrett received a B.S. from Bucknell University and a Ph.D. in pharmacology from Rutgers University.

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

Gianna M. Bosko has been our senior vice president, chief legal officer and secretary since April 2013. She was previously our senior vice president, chief administrative officer, general counsel and secretary from August 2010 to April 2013. Prior to that, she was vice president, general counsel and secretary from 2007 to 2010, and senior corporate counsel from 2005 to 2007. From 2004 to 2005, Ms. Bosko was a legal consultant, providing general corporate and in-house legal consulting services for private and public companies, including XenoPort. From 1996 to 2004, she was an associate at Cooley LLP, a law firm, practicing general corporate and securities law, with an emphasis on securities transactions and mergers and acquisitions. Ms. Bosko received an A.B. from Stanford University and a J.D. from the University of Chicago Law School.

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

Richard K. Kim has been our senior vice president, clinical development and medical affairs, and chief medical officer since January 2014. He was previously our vice president of medical affairs from July 2013 to January 2014. From 2012 to 2013, Dr. Kim was vice president of clinical development and head of the multiple sclerosis therapeutic area, and from 2010 to 2012, he was senior director, clinical development at Elan Pharmaceuticals, Inc. Prior to that, from 2006 to 2010, Dr. Kim was global medical director, medical affairs at Biogen Idec Inc. From 2004 to 2006, he was medical director, clinical development for EMD Serono, Inc. Prior to that, he was associate medical director from 2002 to 2004 at Purdue Pharma L.P. Dr. Kim received a B.S. degree from University of California at Los Angeles and his M.D. from Tulane University. He completed his neurology residency training at Stanford University, and is currently a diplomat of the American Board of Psychiatry and Neurology.

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

We have incurred cumulative losses of $537.5 million since our inception in May 1999, including net losses of $85.9 million, $30.8 million and $33.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. We have made, and expect to continue to make, substantial expenditures in connection with our commercialization of HORIZANT® (gabapentin enacarbil) Extended-Release Tablets and to further develop and potentially commercialize our product candidates. We continue to expect substantial costs and expenses associated with maintaining sales, marketing and commercial capabilities, as well as those associated with research, development, clinical trials, manufacturing and potential regulatory approvals and commercialization of our product candidates. In addition, we do not believe that revenues generated from sales of HORIZANT and REGNITE® (gabapentin enacarbil) Extended-Release Tablets will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

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

To date, we have not generated revenue from sales of HORIZANT or REGNITE that is sufficient to fund our operations. We have financed our operations primarily through the sale of equity securities, non-equity payments from collaborative partners and interest earned on investments. Prior to 2013, we devoted substantially all of our efforts to research and development, including clinical trials. During 2013, we devoted substantial efforts to the initiation of HORIZANT commercial operations, and we expect our selling, general and administrative expenses to increase compared to 2013 levels primarily due to the full-year effect of expenses incurred in maintaining sales, marketing, distribution and other commercial capabilities for HORIZANT, largely through third-party service providers. If sales-related revenue from HORIZANT, REGNITE or any product candidate that receives marketing approval is insufficient, if we are unable to develop and commercialize our product candidates or if development is delayed, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our success depends substantially on the success of HORIZANT. If we do not successfully market and sell HORIZANT, or if Astellas does not effectively market and sell REGNITE in Japan, we may be unable to generate significant product revenue and may be unable to achieve profitability.

For the three months ended March 31, 2013 and the year ended December 31, 2012, net sales in the United States of HORIZANT as recorded by GSK were only $1.2 million and $6.5 million, respectively. For the year ended December 31, 2013, we recorded net sales in the United States of HORIZANT of only $6.4 million. Although we have begun to recognize revenue from HORIZANT product sales in the United States, we are early in our product launch and our sales and ability to successfully commercialize HORIZANT are unproven. To achieve profitability, we will need to generate substantially more product revenue from HORIZANT, REGNITE or our product candidates that may receive approval.

Our ability to generate significant revenue from HORIZANT depends on our ability to achieve market acceptance of, and to otherwise effectively market, HORIZANT for the treatment of moderate-to-severe primary RLS and for the management of PHN. We may not be able to devote sufficient resources to the advertising, promotion and sales efforts for HORIZANT. We also need to continue to expend time and resources to train the contract sales force to be credible, persuasive and compliant in discussing HORIZANT with physicians. We also need to continue to train and monitor the contract sales force to ensure that a consistent and appropriate message about HORIZANT is being delivered. If we are unable to effectively educate physicians and potential customers about the benefits and risks of HORIZANT, we could face significant pressure from generic competition, negative market perception due to GSK’s prior promotional efforts and a lack of physician awareness, third-party reimbursement and differentiation from currently approved treatments. Due to our limited resources, we have made decisions on how best to allocate our resources to efficiently promote HORIZANT. We may not be correct on our decisions, which would limit the sales we could achieve from HORIZANT and could lead to our failure to capitalize on its market opportunity. For example, we have decided on where to locate our contract sales representatives based on certain characteristics of the territories. If other territories where we have chosen not to locate a contract sales representative could have generated greater HORIZANT sales than the territories where we are promoting HORIZANT, we will be unable to capture the full potential value of HORIZANT. In addition, we could fail to comply with applicable regulatory guidelines with respect to the marketing and manufacturing of HORIZANT or with post-marketing commitments or requirements mandated by the FDA, which could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls and total or partial suspension of production. In addition, if we are unable to effectively train our contract sales force and equip them with effective materials, including medical and sales literature to help inform and educate potential customers about the benefits and risks of HORIZANT and its proper administration, our efforts to successfully commercialize HORIZANT could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

Other factors that may inhibit or delay our efforts to commercialize HORIZANT or any other approved product candidates include:

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

•	inability to obtain coverage and adequate reimbursement from third-party payers;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage compared to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating or contracting for a sales and marketing organization.

The competition for qualified personnel in the pharmaceutical and biotechnology field is intense, and we may experience difficulties in recruiting, hiring and retaining qualified individuals. Prior to our commercial launch of HORIZANT, we had no experience commercializing products on our own, and we have only limited management expertise in developing and maintaining a commercial organization. Due to our limited internal resources, we have contracted, and anticipate that we will continue to contract, with third-party vendors to manage much of our growth and sales infrastructure. We will be at risk to the extent we rely on such third parties without effective oversight. In addition, such third-party contractors may not be the most efficient allocation of resources if we could implement such infrastructure internally in a more cost-effective manner. If we are not successful in recruiting and retaining qualified sales and marketing personnel or in maintaining a sales and marketing infrastructure, we will have difficulty commercializing HORIZANT or our product candidates, which would adversely affect our business and financial condition.

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

HORIZANT or REGNITE may not achieve significant sales, even if we or Astellas devote substantial resources to its commercialization. Even if we achieve significant levels of sales of HORIZANT, the expenses of maintaining sales and marketing capabilities and a distribution and supply chain infrastructure will be substantial, and such costs may outweigh any sales of HORIZANT, preventing us from achieving profitability. The success of HORIZANT and REGNITE is dependent on a number of factors, which include competition from alternative treatments for RLS and, in the case of HORIZANT, for the management of PHN, including generic treatments in the United States, pricing pressures and whether HORIZANT can obtain sufficient third-party coverage or reimbursement, among other factors that are described below.

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

The historical and pro forma financial statements we have filed with the SEC relating to HORIZANT may not be an indication of our ability to commercialize HORIZANT.

On May 1, 2013, pursuant to our termination and transition agreement with GSK, we completed the reacquisition of the exclusive rights to commercialize, promote, manufacture and distribute HORIZANT in the United States from GSK and assumed all responsibilities for any further development, manufacturing and commercialization of HORIZANT in the United States beginning on that date. In July 2013, we filed historical financial statements and pro forma financial information relating to the HORIZANT business, and the SEC stated that it would not object to our conclusion that the filing of the historical financial statements relating to the HORIZANT business represents substantial compliance with the requirements of Rule 3-05 of Regulation S-X, or Rule 3-05. However, we were advised by GSK that the HORIZANT product line had not been a separate legal entity of GSK and was never operated as a stand-alone business, division or subsidiary. GSK also advised us that it had never prepared full stand-alone or full carve-out financial statements for the HORIZANT business, and that GSK has never maintained the distinct and separate accounts necessary to prepare financial statements that fully comply with the requirements of Rule 3-05. As a result, these historical statements may not be an indication of the performance of HORIZANT under GSK for the periods indicated. In addition, the assumptions used in preparing the pro forma financial information we filed in July 2013 and subsequently updated through December 31, 2013 may not prove to be accurate or relevant to the HORIZANT business, in particular on a go-forward basis, and therefore should not be relied upon as a measure of our ability to commercialize HORIZANT.

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

For example, in 2011, following our preliminary results of a Phase 2 clinical trial of XP21279 for the potential treatment of patients with Parkinson’s disease who were experiencing motor fluctuations, we announced that we were deferring further investment in the program pending the outcome of discussions with regulatory authorities and availability of resources. Based on our End-of-Phase 2 meeting with the FDA, we plan to continue development of XP21279 to the extent our resources permit or we enter into a collaboration with a third party, which we may be unable to do. In addition, in May 2013, following our preliminary results of a Phase 3 clinical trial to evaluate arbaclofen placarbil, or AP, for the potential treatment of spasticity in multiple sclerosis, or MS, patients, we announced that we were terminating further investment in AP as a treatment for spasticity in patients with MS. If additional resources permit or we enter into a collaboration with a third party, we may pursue development of AP as a potential treatment for spasticity in patients with spinal cord injury. If our resources prove insufficient for the continuing development of XP21279 or AP or we are unable to establish a collaboration with a third party for the development and commercialization of XP21279 or AP, we may be unable to advance their development. Our resources may also prove insufficient to develop XP23829. If we are unable to make additional product candidates commercially available, we may not be able to generate substantial product revenues, which would adversely affect our business and financial condition.

We may need to raise additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our commercialization efforts or our product development programs.

We may need to raise additional capital in order to sustain our operations beyond 2015, to maintain a sales infrastructure and marketing and distribution capabilities for HORIZANT, and to continue the development of XP23829. Our future funding requirements will depend on many factors, including:

•	the timing, receipt and amount of sales or royalties from HORIZANT, REGNITE and our other potential products;

•	the costs of our sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote and distribute HORIZANT;

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

•	the cost, timing and outcomes of regulatory approvals, if any;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish or modify;

•	the cost and expenses associated with any potential litigation;

•	the cost of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and

•

the extent to which we acquire or invest in businesses, products or technologies that complement our business, although we have no commitments or agreements relating to any of these types of transactions.

Until we can generate a sufficient amount of product revenues, if ever, we expect to finance future cash needs through public or private equity or equity-linked offerings, debt financings or corporate collaboration and licensing arrangements. If we raise additional funds by issuing our common stock, or securities convertible into or exchangeable or exercisable for common stock, our stockholders will experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our financial condition, the commercial prospects of HORIZANT and REGNITE based on their respective sales to date and our lack of experience in commercializing products, and/or current economic conditions, including the effects of disruptions to, and volatility in, the credit and financial markets in the United States, Asia, the European Union and other regions of the world, including those resulting from or associated with rising government debt levels.

We believe that our existing capital resources, which include the net proceeds of our public offering completed in January 2014, together with interest thereon and anticipated product revenue, will be sufficient to meet our projected operating requirements through 2015. We have based our cash sufficiency estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our collaboration agreement with Astellas. We are responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, or sales of HORIZANT may be less than we anticipate, either or both of which could accelerate our need for additional capital.

Additional funds may not be available to us on terms that are acceptable to us, or at all. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may, among other things:

•	reduce the amount of resources devoted to medical affairs, advertising, promotion or sales of HORIZANT;

•	curtail or delay further XP23829 development; or

•	conduct additional workforce or other expense reductions.

For example, in 2012, we suspended clinical development activities for XP21279 to focus our resources on development of our other product candidates. In addition, in May 2013, we terminated further investment in AP as a treatment for spasticity in patients with MS to focus our resources on the commercialization of HORIZANT and continued development of XP23829. If we are required to reduce the amount of resources devoted to medical affairs, advertising, promotion or sales of HORIZANT, curtail or delay further XP23829 development or conduct additional workforce or other expense reductions, our business and prospects could be materially and adversely affected. In addition, we may face substantial financial costs in order to comply with the remaining post-marketing commitments and post-marketing requirements established in connection with the approval of HORIZANT, and our inability to carry out and fund such efforts to comply with these requirements could have material adverse consequences to us, including the loss of marketing approval for HORIZANT.

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

The commercial success of HORIZANT, REGNITE or any other products that we may develop will depend upon the degree of market acceptance among physicians, patients, healthcare payers and the medical community.

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

For example, as HORIZANT is a prodrug of an already approved drug, gabapentin, and is indicated for the treatment of conditions that also have been treated by generic competitors, there could be a perception among physicians that HORIZANT may not offer a significant clinical advantage or be sufficiently differentiated from current treatments to justify its price, thereby limiting the market acceptance and sales that we may achieve with HORIZANT. In addition, HORIZANT’s limited past sales performance under GSK and a HORIZANT inventory stockout in 2013 may create a negative market perception that is difficult to overcome in our marketing efforts.

Our ability to generate revenue from HORIZANT, REGNITE or any other products that we may develop will depend on the availability of coverage and adequate reimbursement from third-party payers and drug pricing policies and regulations.

In both U.S. and foreign markets, our ability to commercialize our products successfully and to attract strategic partners for our products depends in significant part on the availability of financial coverage and adequate reimbursement from third-party payers, including, in the United States, governmental payers such as the Medicare and Medicaid programs, managed care organizations and private health insurers. Many patients may be unable to pay for HORIZANT, REGNITE or any other products that we may develop. We cannot be sure that coverage and adequate reimbursement in the United States, Japan, Europe or elsewhere will be available for HORIZANT, REGNITE or any other products that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. Additionally, coverage and reimbursement determinations are made on a payer-by-payer basis. Therefore, obtaining acceptable coverage and reimbursement from one payer does not guarantee we will obtain similar acceptable coverage or reimbursement from another payer. Third-party payers increasingly are challenging prices charged for medical products and services, and many third-party payers may refuse to provide reimbursement for particular drugs when an equivalent generic drug or suitable alternative treatment is available. Although we believe HORIZANT, REGNITE and any other products that may result from our product candidates represent an improvement over the parent drugs upon which they are based and should be considered unique and not subject to substitution by a generic parent drug, it is possible that a third-party payer may consider HORIZANT, REGNITE or our product candidates and the respective generic parent drug as equivalents and only offer to reimburse patients for the generic drug. Even if we show improved efficacy or improved convenience of administration with HORIZANT, REGNITE or our product candidates, pricing of the existing parent drug may limit the amount we will be able to charge for HORIZANT, REGNITE or our product candidates. If reimbursement is not available or is available only at limited levels, we or Astellas may not be able to successfully commercialize HORIZANT, REGNITE or any of our product candidates that obtain marketing approval, and may not be able to obtain a satisfactory financial return on such products.

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

Products that we believe compete with HORIZANT in the United States include the following drugs approved for the treatment of moderate-to-severe primary RLS: MIRAPEX (pramipexole) from Boehringer Ingelheim and generic pramipexole; REQUIP (ropinirole) from GSK and generic ropinirole; and NEUPRO (a rotigotine transdermal system), a dopamine agonist patch from UCB, Inc. In Japan, we believe that REGNITE competes with SIFROL (pramipexole) and the UCB rotigotine transdermal system, which was launched in February 2013 by Otsuka, which has exclusive rights to market in Japan. Products that we believe compete with HORIZANT in the United States for the management of PHN include drugs that act on the same target as HORIZANT, such as LYRICA (pregabalin) and NEURONTIN (gabapentin) from Pfizer Inc., generic gabapentin and GRALISE (once-daily formulation of gabapentin) from Depomed, Inc. HORIZANT could also experience competition from a capsaicin patch (marketed as QUTENZA by Acorda Therapeutics, Inc.) and transdermal patches containing the anesthetic known as lidocaine (marketed as LIDODERM by Endo Pharmaceuticals, Inc.).

Products that could compete with XP23829, our product candidate that is a prodrug of monomethyl fumarate, or MMF, for the treatment of psoriasis include topical agents, oral systemic therapies and biological therapies. Topical therapies include corticosteroids, anthrolin and synthetic vitamin D and vitamin A. Oral systemic agents include acitretin, cyclosporine and methotrexate. Biological therapies that are approved to treat psoriasis include ENBREL (etanercept), marketed by Amgen Inc.; HUMIRA (adalimumab), marketed by Abbott Laboratories; REMICADE (infliximab), marketed by Johnson & Johnson and Merck & Co., Inc.; and STELARA (ustekinumab), marketed by Johnson & Johnson. There are also a number of possible competitive products that are in late-stage product development in the United States, including apremilast, brodalumab, ixekizumab, secukinumab and tofacitinib that are being developed by Celgene Corporation, Amgen, Eli Lilly and Company, Novartis and Pfizer, respectively.

Products that could compete with XP23829 for the treatment of relapsing forms of MS include oral and injectable agents that are approved in the United States for the treatment of relapsing forms of MS. These include oral agents such as AUBAGIO (teriflunomide), marketed by Genzyme Corporation, a Sanofi company; GILENYA (fingolimod), marketed by Novartis AG; and TECFIDERA (dimethyl fumarate), marketed by Biogen Idec Inc. In addition, several injectable products are approved in the United States and include AVONEX (interferon beta 1a), marketed by Biogen Idec; BETASERON (interferon beta 1b) and EXTAVIA (interferon beta 1b), marketed by Bayer AG/Novartis; COPAXONE (glatiramer acetate), marketed by Teva Pharmaceutical

Industries Ltd.; REBIF (interferon beta 1a), marketed by Merck Serono S.A.; and TYSABRI (natralizumab), marketed by Biogen Idec. There are also potentially competitive products in late-stage product development in the United States, including BIIB017 (Peginterferon beta1a) from Biogen Idec, ZENAPAX (daclizumab) from Abbott/Biogen Idec, laquinimod from Teva and LEMTRADA (alemtuzumab) from Genzyme/Sanofi-Aventis.

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

If resources permit and we choose to develop XP21279 as a potential treatment for idiopathic Parkinson’s Disease, products that could compete with XP21279, our product candidate that is a Transported Prodrug of levodopa, include: SINEMET (levodopa/carbidopa) that is distributed in the United States by Bristol Meyers Squibb; and generic levodopa/carbidopa drugs and other drugs approved for the treatment of Parkinson’s disease, including STALEVO, a combination therapy of levodopa/carbidopa/entacapone that is marketed in the United States by Novartis; dopamine agonists such as MIRAPEX (pramipexole) as well as REQUIP (ropinirole) and REQUIP XL (ropinirole extended-release tablets), which are marketed by Boehringer Ingelheim and GSK, respectively; generic dopamine agonists, including pramipexole and ropinirole; and NEUPRO (a rotigotine transdermal system), a dopamine agonist patch from UCB. Impax submitted a new drug application, or NDA, for RYTARY (previously known as IPX066), an extended-release formulation of levodopa/carbidopa, that is currently under FDA review. Other therapies under development in the United States include levodopa/carbidopa formulations such as a levodopa/carbidopa gel delivered by a portable pump directly into the duodenum being developed by Abbott Laboratories, as well as DM-1992 and OS-320 (extended-release formulations of levodopa/carbidopa being developed by Depomed and Osmotica, respectively).

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

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of HORIZANT, REGNITE or any of our product candidates. We also have limited management expertise in commercial supply operations. For our product candidates, we have relied on, and we expect to continue to rely on, a limited number of third-party drug substance and drug product manufacturers. We do not have commercial supply agreements with any of these third parties for our product candidates, and our agreements with these parties are generally terminable at will by either party at any time. For HORIZANT, GSK supplied us with HORIZANT through October 2013, and also performed certain validation work with respect to the 300 mg dosage form of HORIZANT and other services for us through December 2013. Currently, we rely on Patheon as our single source supplier of commercial product pursuant to a commercial supply agreement. Our purchase price for the manufacture and supply of HORIZANT is volume-based. Both parties have early termination rights with notice periods of varying lengths for various causes, including for the counterparty’s uncured breach. Patheon also has the right to terminate the supply agreement upon 18 months prior notice if we sell, assign or otherwise transfer rights to HORIZANT to a competitor of Patheon. If, for any reason, Patheon or these third–party drug substance and drug product manufacturers are unable or unwilling to perform under our agreements or enter into new agreements, we may not be able to locate alternative manufacturers or enter into favorable agreements with them. Our inability to acquire sufficient quantities of HORIZANT could result in future stockouts and existing patients not having access to drug product. Any inability to acquire sufficient quantities of our product candidates in a timely manner from these third parties could delay clinical trials and prevent us from developing and commercializing these product candidates in a cost-effective manner or on a timely basis, if at all.

If we are unable to manufacture or contract to manufacture sufficient quantities of HORIZANT, the commercialization of HORIZANT could be impaired or interrupted. For example, manufacturing delays resulted in a stockout of HORIZANT in 2013. As a result of the manufacturing delays, our full commercial promotion of HORIZANT was delayed for approximately one month. If we or Patheon experience other delays or issues, our ability to commercialize HORIZANT could be further impaired. As part of the termination and transition agreement, GSK provided its inventory of gabapentin enacarbil drug substance to us. Although the inventory of drug substance has reached the end of its specified shelf life, we believe that such inventory will remain in specification and will be usable, or in the alternative, we believe the drug substance can be re-crystallized into usable form. GSK relied on a single source supplier of gabapentin enacarbil drug substance, and its agreement with such manufacturer has expired. If we are incorrect about the usability of the gabapentin enacarbil drug substance, are unable to have it meet specifications upon re-crystallization or are unable to enter into an agreement with the contract manufacturer or qualify an alternative manufacturer, we may be limited in the amount of HORIZANT we could have manufactured and the commercialization of HORIZANT could be impaired or interrupted. Under the terms of our collaboration agreement with Astellas, Astellas is solely responsible for the manufacture of REGNITE to support its commercialization in Japan. To our knowledge, Astellas is currently relying on single source suppliers for commercial supplies of REGNITE. As a result, if Astellas fails to manufacture or contract to manufacture sufficient quantities of REGNITE, commercialization of REGNITE could be impaired in Japan.

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

We rely on a single source supplier of XP23829 drug substance under a manufacturing services and supply agreement, and we have purchased XP23829 formulated in different forms from multiple suppliers at specified transfer prices under quotations agreed upon by the parties as part of master services agreements. In the event that such suppliers terminate our respective agreements under specified circumstances, we would not be able to manufacture drug substance or XP23829 until alternative suppliers are identified and qualified, which could also delay the development of, and impair our ability to commercialize, XP23829.

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

We rely on a single source supplier of AP drug substance under a manufacturing services and product supply agreement. In the event that the parties cannot agree to the terms and conditions for this supplier to provide some or all of our clinical and commercial supply needs of drug substance, we would not be able to manufacture AP drug substance until an alternative supplier is identified and qualified, which could also delay the further development of, and impair our ability to commercialize, this product candidate.

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

If we are required to obtain alternate third-party manufacturers, it could delay or prevent the clinical development and commercialization of HORIZANT or our product candidates.

We may not be able to maintain or renew our existing, or obtain new, third-party manufacturing arrangements on acceptable terms, if at all. If we are unable to continue relationships with our suppliers for HORIZANT/gabapentin enacarbil, XP23829, AP and XP21279, or to continue relationships at an acceptable cost or if these suppliers fail to meet our requirements for HORIZANT or these product candidates for any reason, we would be required to obtain alternative suppliers. Any inability to obtain qualified alternative suppliers, including an inability to obtain, or delay in obtaining, approval of an alternative supplier from the FDA, would delay or prevent the clinical development of these product candidates and commercialization of HORIZANT.

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

For example, in 2013, due to manufacturing delays by GSK and Patheon, there was an insufficient amount of HORIZANT in the supply chain to meet the demand of orders of HORIZANT by pharmacies and wholesalers, leading to a one-month delay in our full commercial promotion of HORIZANT.

If we or our partners are not able to obtain and maintain adequate supplies of HORIZANT, REGNITE or our product candidates, it will have a significant impact on the commercialization efforts for HORIZANT or REGNITE, and will make it more difficult to develop our product candidates. HORIZANT, REGNITE, our product candidates and any products that we may develop may compete with other products and product candidates for access to manufacturing facilities.

In addition, the manufacturing facilities of certain of our suppliers, as well as a storage facility of drug substance, are located outside of the United States. This may give rise to difficulties in importing our products or product candidates or their components into the United States or other countries as a result of, among other things, shipping losses, regulatory agency import inspections, incomplete or inaccurate import documentation, customs detention or seizures or defective packaging.

If our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans, we will not be able to commercialize our product candidates.

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. A failure of one or more of our clinical trials could occur at any stage of testing. For example, in July 2010, GSK announced top-line results from a 30-week, double-blind, placebo-controlled, Phase 2 clinical trial of HORIZANT as a potential prophylactic treatment for migraine headaches in which HORIZANT did not demonstrate a statistically significant improvement on the primary endpoint when compared to placebo. In addition, long-term safety concerns may prevent the approval of any of our product candidates by a regulatory authority. For example, in February 2010, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats delayed FDA approval of the HORIZANT NDA at that time. Furthermore, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. In addition, the results of clinical trials by third parties evaluating a prodrug sharing the same parent drug as our prodrug candidates, including prodrugs of MMF such as TECFIDERA, developed by Biogen Idec and approved by the FDA in March 2013, may not be indicative of the results in clinical trials that we may conduct with our prodrug candidate, including XP23829. Further, unfamiliarity with novel patient-reported outcome tools, trial assessments or endpoints or with certain patient populations, including related subject drop-out rates, could result in additional cost, delay or failure of our clinical trials. For example, in 2013, we announced that our first Phase 3 clinical trial in MS patients was unsuccessful in demonstrating that AP provided statistically significant improvement relative to placebo in the co-primary endpoints of the study. We have since discontinued any further investment in AP as a treatment for spasticity in patients with MS.

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

Any regulatory approval to market a product could be conditioned on conducting additional, costly, post-approval studies or implementing a risk evaluation and mitigation strategy or could contain strict limits on the indicated uses included in the labeling. For example, the FDA approval of HORIZANT for the treatment of moderate-to-severe primary RLS included requirements for GSK to conduct a program of post-marketing commitments, or PMCs, and post-marketing requirements, or PMRs, in adults, including: a 12-week, double-blind, placebo-controlled efficacy study evaluating 300 mg, 450 mg and 600 mg tablets of HORIZANT dosed once per day (“low-dose efficacy study”); two simulated driving studies; a drug-drug interaction study with morphine; and a cardiovascular safety, or QTc, study. GSK also agreed to conduct a pediatric program for subjects 13 years and older. The pediatric clinical program, which was not completed by GSK and is scheduled to commence after requested adult data is obtained and reviewed by the FDA, includes: a pharmacokinetics, or PK, study; a parallel, fixed-dose response efficacy study; a long-term safety study; and a simulated driving study. The specific protocol submission and trial completion dates for these PMCs/PMRs range from April 2011 through July 2024. Although GSK completed some of these PMCs/PMRs, including conduct of the low-dose efficacy study, we are responsible for fulfilling the remaining, and any additional future, post-marketing study requirements, which will be expensive and time-consuming and may divert management time and resources away from our commercialization efforts or the development of our product candidates.

HORIZANT has certain warnings and precautions in the label, including information that HORIZANT may cause significant driving impairment. A medication guide, which contains information about the labeling intended for the patient, is also required to be distributed with HORIZANT. Moreover, a product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market or impede or delay our ability to obtain regulatory approvals in additional countries or indications. In addition, the contract manufacturer of a product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations, and the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to HORIZANT, REGNITE and any future products remain subject to extensive regulatory requirements.

We are also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we may commercialize our products. The FDCA, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. These statutes and regulations include, but are not limited to, anti-kickback statutes and false claims statutes.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare good, facility, item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical companies on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting identified common activities from prosecution, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.

Federal false claims laws prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid.

Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses. Pharmaceutical and other healthcare companies have also been prosecuted on other legal theories of Medicare fraud. Federal law requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals, and several states have similar healthcare professional aggregate spend reporting obligations or prohibitions. Other states require the posting of information relating to clinical studies. In addition, California requires pharmaceutical companies to implement a comprehensive compliance program that includes a limit on expenditures for, or payments to, individual medical or health professionals. We have adopted a comprehensive compliance program that we believe complies with California law. Several additional states are considering similar proposals.

In addition to the federal Anti-Kickback Statute and federal false claims laws, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, also imposes certain requirements relating to the privacy, security and transmission of individually identifiable personal information, including health information. State and foreign laws governing the privacy and security of health information in certain circumstances differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The majority of states also have statutes or regulations similar to the federal healthcare laws that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

It is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including potentially significant criminal, civil and/or administrative penalties, damages, fines, individual imprisonment, exclusion of products from reimbursement under U.S. federal or state healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results.

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

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA and other agencies in the United States and by comparable authorities in other countries. The inability to obtain or maintain FDA approval or approval from comparable authorities in other countries would prevent us and our actual or potential collaborative partners from commercializing HORIZANT, REGNITE or our product candidates in the United States or other countries. Although HORIZANT and REGNITE have been approved for commercial sale in the United States and Japan, respectively, we may never receive regulatory approval for the commercial sale of our product candidates. In addition, even if a product candidate ultimately receives regulatory approval, the regulatory process may include significant delays that could harm our business. For example, in 2010, GSK received a Complete Response letter from the FDA in which a preclinical finding of pancreatic acinar cell tumors in rats precluded approval of the HORIZANT NDA for the treatment of moderate-to-severe primary RLS at that time. GSK responded to questions raised by the FDA in the Complete Response letter with an NDA resubmission and amended the NDA from a Section 505(b)(1) to a 505(b)(2) application in order for the FDA to be able to consider published gabapentin nonclinical data in their assessment of HORIZANT. HORIZANT subsequently received approval from the FDA in 2011. However, our business was harmed due to the delay in obtaining approval for HORIZANT as a treatment for moderate-to-severe primary RLS. Moreover, if the FDA requires that any of our products or product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our collaborative partners will be unable to continue or begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our products or product candidates is classified as a controlled substance by the DEA, we or our collaborative partners would have to register annually with the DEA and those products or product candidates would be subject to additional regulation.

We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of applying for regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the product candidates involved. The application process begins with the submission of an NDA that the FDA initially reviews and either accepts or rejects for filing. NDA submissions are complex electronic filings, which include vast compilations of data sets, integrated documents and data calculations. The FDA has substantial discretion in the submission process and may refuse to accept an NDA submission for any reason, including insufficient information or if there are errors or omissions relating to the electronic transmittal process, data entry, data compilation or formatting. For example, in 2008, GSK withdrew a previously submitted NDA for HORIZANT for the treatment of moderate-to-severe primary RLS in connection with the FDA’s request that the data from a single study be reformatted.

Changes in the regulatory approval policy during the development period, changes in, or the enactment of, additional regulations or statutes or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an NDA. If the FDA were to miss a Prescription Drug User Fee Act, or PDUFA, timing goal for one of our product candidates, the development and commercialization of the product candidate could be delayed or impaired. For example, in 2009, the FDA notified GSK that it was extending the PDUFA timing goal for HORIZANT for the treatment of moderate-to-severe primary RLS for three months. In addition, the FDA may convene an advisory committee at any time during the review process. The advisory committee review process can be a lengthy and uncertain process that could delay the FDA’s NDA approval and delay or impair the development and commercialization of our product candidates.

The FDA has substantial discretion in the approval process and may refuse to approve any application or decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. Varying interpretations of the data obtained from preclinical and clinical testing or other studies could delay, limit or prevent regulatory approval of any of our product candidates. As part of their review process, the FDA could require additional studies or trials to satisfy particular safety concerns. For example, although we had discussions with the FDA in 2012 regarding the studies required by the FDA to support an NDA submission for XP21279 for the potential treatment of advanced idiopathic Parkinson’s disease, when or if we decide to pursue these studies and the approval of XP21279, the FDA could change their guidance or require additional studies, causing delay or the expenditure of additional resources. Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials, and we or our collaborative partners may be unable to maintain regulatory approvals for our products. In addition, the FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

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

Certain product candidates that we develop, including XP23829, could potentially be submitted to the FDA for approval under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, as amended, or FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference.

For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as Paragraph IV certifications, that certify that any patents listed in the Patent and Exclusivity Information Addendum of the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, with respect to any product referenced in the Section 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the Section 505(b)(2) application. Under the Hatch-Waxman Act, the holder of patents that the Section 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit within 45 days of the patent owner’s receipt of notice triggers a one-time, automatic, up to 30-month stay of the FDA’s ability to approve the 505(b)(2) application. For example, we are aware that there are six patents listed in the Orange Book for TECFIDERA that have expiration dates between April 2018 and February 2028. If we file a Section 505(b)(2) application referencing TECFIDERA data, we will have to provide a Paragraph IV certification against any such listed patents if they have not expired by that time. Although we believe that an approved XP23829 product would not infringe the claims in the listed patents, that the listed patents would expire before any such potential Section 505(b)(2) submission would otherwise occur based on our current anticipated product development timelines, and/or that the claims in the listed patents are invalid and/or unenforceable, if we provide a Paragraph IV certification, the patent holder may file a patent infringement lawsuit, triggering up to a 30-month stay on the FDA’s ability to approve our Section 505(b)(2) application. Accordingly, we may invest a significant amount of time and expense in the development of one or more products only to be subject to significant delay and patent litigation before such products may be commercialized, if at all. A Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, or NCE, listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the approved product. To avoid such potential delay or for other reasons, we may pursue a full development pathway of such product candidate under Section 505(b)(1) of the FDCA, which could be more expensive and time consuming. In this regard, while we are in discussions with the FDA about potentially pursuing XP23829 development under the Section 505(b)(2) pathway, we believe at this time that it is likely that we will pursue a full development pathway for XP23829 under Section 505(b)(1) of the FDCA. Even if we submit an NDA under Section 505(b)(2), the FDA may reject our future Section 505(b)(2) submissions and require us to file such submissions under Section 505(b)(1). These factors, among others, may limit our ability to successfully commercialize our product candidates.

Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to profitably sell any products that we may develop.

The United States and some foreign jurisdictions are considering, or have enacted, a number of legislative and regulatory proposals designed to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

In 2010, PPACA became law in the United States. PPACA has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the pharmaceutical industry. Among the provisions of PPACA of importance to the pharmaceutical industry are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•

an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for branded (with certain exceptions) and generic drugs, respectively;

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

•

new requirements to report annually certain payments or ‘transfers of value” provided to physicians and teaching hospitals, as each is defined in PPACA and its implementing regulations, and to report any ownership and investment interests held by physicians and their immediate family members during the preceding calendar year, with data collection requirements that began on August 1, 2013 and to report to the Centers for Medicare & Medicaid Services by March 31, 2014 and by the 90th day of each subsequent calendar year;

•	a new requirement to track and annually report certain drug samples that manufacturers and distributors provide to licensed practitioners;

•	expansion of healthcare laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance under certain healthcare laws;

•	a licensure framework for follow-on biologic products; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. In 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Additionally, other recent federal legislation imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this new legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, notification and purchaser license verification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

We anticipate that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for HORIZANT and any other approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payers will reimburse for HORIZANT and any newly-approved drugs, which in turn will put pressure on the pricing of drugs.

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

The degree of future protection for our proprietary technologies, HORIZANT, REGNITE and our product candidates is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•

it is possible that we will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them;

•	we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications will result in issued patents;

•	it is possible that the claims of our pending patent applications will be narrowed during prosecution, which may limit the scope of patent protection that may be obtained;

•	any patents issued to us or our collaborators may not provide a basis for commercially viable products or may be challenged by third parties; or

•	the patents of others may have an adverse effect on our ability to do business.

Even if valid and enforceable patents cover HORIZANT, REGNITE or our product candidates and technologies, the patents will provide protection only for a limited amount of time.

Our and our collaborators’ ability to obtain patents is highly uncertain because, to date, some legal principles remain unresolved, there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States and the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Furthermore, the policies governing biotechnology patents outside the United States are even more uncertain. Changes in either patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. For example, in 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in March 2013. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our collaborators may not be able to prevent third parties from practicing our and our collaborators’ inventions in countries outside the United States, or from selling or importing products made using our and our collaborators’ inventions in and into the United States or other jurisdictions. Competitors may use our and our collaborators’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we and our collaborators have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our and our collaborators’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Our issued patents regarding HORIZANT and REGNITE and any future patents that may issue regarding these products or our product candidates or methods of using them can be challenged by our competitors who can argue such patents are invalid and/or unenforceable. For example, in 2008, a law firm on behalf of an undisclosed client filed an opposition against the patent grant of one of our European patent applications covering gabapentin enacarbil. The EPO in opposition proceedings in 2010, undertook a formal review of the issues raised by the opponent and decided to maintain the grant of our European patent covering the composition of matter of gabapentin enacarbil. While the law firm that filed the opposition initially appealed the ruling on behalf of the undisclosed client, that appeal was withdrawn in 2010. Patents also may not protect HORIZANT, REGNITE or our product candidates if competitors devise ways of making them or similar products without legally infringing our patents. The FDCA and FDA regulations and policies provide incentives to manufacturers to challenge patent validity and these same types of incentives encourage manufacturers to submit NDAs that rely on literature and clinical data not prepared for or by the drug sponsor.

We may obtain patents for certain product candidates many years before marketing approval is obtained for those products. Because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to apply for patent term extensions.

As part of the approval process of our product candidates in the United States, the FDA may determine that the product candidates be granted an exclusivity period during which other manufacturers’ applications for approval of generic versions of our products will not be accepted and/or approved. Generic manufacturers can submit an abbreviated NDA, or ANDA, referencing an approved product at any time after the acceptance exclusivity period has tolled for the approved product, and thereby initiate a challenge to the approved product’s listed patents under a Paragraph IV certification. In addition, the FDA can approve an ANDA any time after the approval exclusivity period (if different from the acceptance exclusivity) has tolled. For example, the FDA granted HORIZANT five years of data exclusivity based on it being an NCE. The FDA could accept an ANDA that contains unauthorized reference to HORIZANT after the first four years of the exclusivity period, and the FDA could approve such ANDA submissions after the full five-year exclusivity period has tolled. It is possible that generic manufacturers are considering attempts to seek FDA approval for a similar or identical drug as HORIZANT through an ANDA, which would require a Paragraph IV certification, thereby triggering challenges to our Orange Book-listed patents. If our patents are subject to such challenges, we may need to spend significant resources to defend such challenges and we may not be able to defend our patents successfully.

In June 2012, HORIZANT was granted orphan drug designation by the FDA for treatment of PHN. As a result of this designation, we are entitled to seven years of orphan drug exclusive approval of HORIZANT for the management of PHN in adults. As the holder of this orphan drug exclusivity, we are required to assure the availability of sufficient quantities of HORIZANT to meet the needs of patients. Failure to do so could result in withdrawal of our orphan drug exclusivity.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements. Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our collaborators fail to maintain the patents and patent applications covering HORIZANT, REGNITE or our product candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

We may become involved in lawsuits and other proceedings to protect, defend or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors and other third parties may misappropriate, infringe or otherwise violate our intellectual property rights including our patent, trademark, copyright and know-how rights. To counter such infringement or other violations, we may be required to file legal actions such as claims, suits, proceedings and/or litigation, which can be expensive, distracting and time consuming. Any such legal actions could provoke the relevant parties to assert counterclaims against us, including claims alleging that we infringe their patents, have misappropriated their proprietary know-how or otherwise violated their own intellectual property rights. In addition, in a patent infringement proceeding, a court may decide that one or more of the patents we assert against a third party is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to prevent the other party from using the technology at issue on the grounds that our patents do not cover the activities. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In such a case, we could ultimately be forced to cease our use of such marks. We may also become involved in other disputes relating to our intellectual property rights, such as opposition, derivation, interference or re-examination proceedings before the USPTO or its foreign counterparts and, if we are unable to successfully resolve any such disputes, we could lose rights in our valuable intellectual property. In any intellectual property disputes, even if we are successful, any award of monetary damages, injunction or other remedy we receive may not be commercially valuable. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Third-party claims of intellectual property infringement would require us to spend significant time and money and could prevent us from developing or commercializing our products.

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering products or other technologies of interest to us that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. For example, we are aware of a family of third-party patent applications relating to prodrugs of gabapentin. We believe the applications have been abandoned in the United States, the European Patent Office, Canada, Australia and the United Kingdom. Additionally, with respect to the development of XP23829, we are aware of third-party patents and patent applications relating to the use of fumarates in the treatment of MS and psoriasis, including several such patents held by Biogen Idec and included in the TECFIDERA Orange Book listing. With respect to the claims contained in these patent applications and patents, we believe that an approved XP23829 product would not infringe the claims of the patents at issue, that the patents would expire before any infringement would otherwise occur based on our current anticipated product development timelines, and/or that the claims in the third-party patents or patent applications are invalid and/or unenforceable. In addition, we believe that in all countries in which we hold or have licensed rights to patents or patent applications related to HORIZANT, REGNITE or gabapentin enacarbil, the composition-of-matter patents relating to gabapentin have expired. However, it is possible that a judge or jury will disagree with our conclusions regarding non-infringement, invalidity and/or expiration of these patents that may relate to XP23829 and HORIZANT, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. In addition, there could be other third-party patents or patent applications covering certain aspects of our planned development or commercialization activities that we are not yet aware of. Any legal action against our current or potential future collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential injunction that could prevent us from selling the affected products, expose us to potential liability for damages and require our current or potential future collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. Licenses required under any of these patents may not be available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to develop, commercialize and sell HORIZANT, REGNITE or our product candidates. Such legal actions against us could also include the theory of contributory infringement, or claiming that because our prodrugs are broken down in the body into an active metabolite and other substances, that we have infringed on patents that cover the use of the active metabolite. We believe that there may continue to be significant litigation in the biotechnology and pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.

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

HORIZANT, REGNITE and our product candidates may also be affected by the safety of the parent drugs or drugs related to our products or product candidates. Although gabapentin, baclofen (which includes the R-isomer of baclofen) and levodopa, the parent drugs of HORIZANT/REGNITE/gabapentin enacarbil, AP and XP21279, respectively, have been used successfully in patients for many years, newly observed toxicities or worsening of known toxicities, in preclinical studies of, or in patients receiving, gabapentin, baclofen or levodopa, or reconsideration of known toxicities of gabapentin, baclofen or levodopa in the setting of new indications, could result in increased regulatory scrutiny of HORIZANT/REGNITE/gabapentin enacarbil, AP and XP21279, respectively. For example, the label for baclofen, the R-isomer of which is the parent drug of AP, includes a warning that hallucinations and seizures have occurred on abrupt withdrawal of baclofen dosing without proper tapering in spasticity patients. As another example, although a product called FUMADERM, which contains fumaric acid ester compounds, including dimethyl fumarate, or DMF (another prodrug of MMF), has been approved and used in Germany for the treatment of psoriasis, FUMADERM has not been approved in the United States. In addition, in March 2013, the FDA approved Biogen Idec’s TECFIDERA as a treatment for relapsing forms of MS. Any safety concerns or other problems noted by regulators with respect to DMF, TECFIDERA or MMF could increase the risk of regulatory scrutiny of XP23829, possibly delaying or preventing any regulatory approval of XP23829. For example, it has been reported that some patients taking FUMADERM developed progressive multifocal leukoencephalopathy, or PML, a progressive brain disease. Although Biogen Idec has not reported any events of PML in their clinical trials of TECFIDERA, if a link between PML and TECFIDERA, DMF or MMF is established in the future, it could increase regulatory scrutiny of XP23829 or delay or prevent its approval.

The FDA has substantial discretion in the NDA approval process and may refuse to approve any application if the FDA concludes that the risk/benefit analysis of a potential drug treatment for a specific indication does not warrant approval. For example, in 2010, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats precluded FDA approval of the HORIZANT NDA in RLS in its form at that time. Although there were similar findings of rat pancreatic acinar cell tumors following treatment with gabapentin, the parent drug of

HORIZANT, the FDA has, to date, not prevented the use of gabapentin. In the 2010 Complete Response letter, the FDA noted that they had concluded that the seriousness and severity of refractory epilepsy and the benefit to patients provided by gabapentin justified the potential risk at that time. Thus, although the parent drug for, or a drug related to, one of our product candidates may be approved by the FDA in a particular indication, the FDA may conclude that our product candidate’s risk/benefit profile does not warrant approval in a different indication, and the FDA may delay or refuse to approve our product candidate. Such conclusion and refusal would prevent us from developing and commercializing our product candidates and severely harm our business and financial condition. For example, even with the approval of TECFIDERA for relapsing forms of MS, the FDA may not agree that the risk/benefit profile of XP23829 for the treatment of psoriasis or other potential indications, if established, would warrant approval in such indications. HORIZANT, REGNITE and our product candidates are engineered to be broken down by the body’s natural metabolic processes and to release the active drug and other substances. While these breakdown products are generally regarded as safe, it is possible that there could be unexpected toxicity associated with these breakdown products that will cause any or all of HORIZANT/REGNITE/gabapentin enacarbil, XP23829, XP21279 and AP to be poorly tolerated by, or toxic to, humans. Any unexpected toxicity of, or suboptimal tolerance to, our product or product candidates could reduce sales of HORIZANT and REGNITE, and delay or prevent commercialization of our product candidates.

Additionally, problems with approved products marketed by third parties that utilize the same therapeutic target or that belong to the same therapeutic class as the parent drug of HORIZANT, REGNITE or our product candidates could adversely affect the commercialization of HORIZANT or REGNITE or the development of our product candidates. For example, if either gabapentin or pregabalin, drugs from Pfizer that are marketed as NEURONTIN and LYRICA, respectively, encounters unexpected toxicity problems in humans, the FDA may restrict the use of HORIZANT since it is believed to share the same therapeutic target as gabapentin and pregabalin. In 2008, the FDA added warnings to 11 antiepileptic drugs, including gabapentin, regarding an increased risk of suicide or suicidal thoughts. In 2009, the FDA approved safety label changes for all approved antiepileptic drugs, except those indicated only for short-term use, to include a warning about an increased risk of suicidal thoughts or actions. In addition, in 2011, the FDA added warnings to the labels of antiepileptic drugs regarding an increased risk of drug reaction with Eosinophilia and Systemic Symptoms, or DRESS, also known as multiorgan hypersensitivity, which has been reported in patients taking antiepileptic drugs. HORIZANT, as a compound that is believed to share the same therapeutic target as antiepileptic drugs such as gabapentin and pregabalin, has similar warnings regarding suicidality and DRESS in its label. Additional scrutiny could be placed on HORIZANT if it is found have an increased risk of suicides or suicidal behavior. In 2010, the FDA released draft guidance recommending that prospective suicidality assessments be performed in clinical trials of any drug with central nervous system activity. We expect that the FDA will follow this guidance, and we will be required to perform suicidality assessments in all of our clinical trials, including Phase 1 trials, of any of our product candidates with central nervous system activity. Finally, if the FDA determines that a drug may present a risk of substance abuse, it can recommend to the DEA that the drug be scheduled under the Controlled Substances Act. While gabapentin is not a scheduled drug at the present time, pregabalin has been scheduled as a controlled substance. Since pregabalin is a scheduled drug, it is possible that the FDA may require additional testing of HORIZANT in the future, the results of which could lead the FDA to conclude that HORIZANT should be scheduled as well. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA regulates the amount of a scheduled substance that is available for clinical trials and commercial distribution. Accordingly, any scheduling action that the FDA or DEA may take with respect to HORIZANT may limit HORIZANT’s marketing approval. In addition, any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates, and severely harm our business and financial condition.

We may depend on collaborations to complete the development, regulatory approval and commercialization of some of our product candidates. These collaborations may place the development of our product candidates outside our control, may require us to relinquish important rights, may otherwise be on terms unfavorable to us and may ultimately not be successful.

In 2005, we entered into a collaboration agreement with Astellas for the development and commercialization of gabapentin enacarbil, also known as REGNITE, in Japan, Korea, the Philippines,

Indonesia, Thailand and Taiwan. In 2007, we entered into an exclusive collaboration agreement with GSK to develop and commercialize gabapentin enacarbil worldwide, excluding the original Astellas territory. Following a significant dispute in 2012, including the filing of lawsuits in California and Delaware, we terminated our collaboration agreement with GSK pursuant to a termination and transition agreement, under which the product rights to HORIZANT returned to us in May 2013. We cannot control the amount and timing of resources that Astellas devotes to the development or commercialization of REGNITE or its marketing and distribution. For example, in May 2013, Astellas informed us that they did not have plans for commercialization of REGNITE in the countries other than Japan in their territory. As a result, all rights to gabapentin enacarbil in Korea, the Philippines, Indonesia, Thailand and Taiwan reverted to us. In addition, Astellas may abandon further commercialization of REGNITE in Japan, or terminate their collaboration agreement with us at any time, which could delay or impair the development and commercialization of REGNITE and harm our business.

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

For example, in 2007, we entered into a collaboration agreement with Xanodyne Pharmaceuticals, Inc. for the development and commercialization of XP21510 in the United States. In 2009, Xanodyne terminated the collaboration agreement. Likewise, our collaboration with GSK was not successful and was terminated following a significant dispute and litigation related to GSK’s performance under the collaboration.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians. If we are not able to retain our key personnel, we may not be able to successfully commercialize HORIZANT, or develop or commercialize our product candidates. Competition for experienced scientists and development staff may limit our ability to hire and retain highly qualified personnel on acceptable terms. In addition, none of our employees have employment commitments for any fixed period of time and could leave our employment at will. We do not carry “key person” insurance covering members of senior management or key scientific personnel. If we fail to identify, attract and retain qualified personnel, we may be unable to continue our development and commercialization activities.

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

Our facility is located near known earthquake fault zones and, therefore, is vulnerable to damage from earthquakes. In 1989, a major earthquake struck this area and caused significant property damage and a number of fatalities. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist organizations, fire, floods and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. We may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income or taxes may be limited. Our equity offerings, including our January 2014 equity offering, and other changes in our stock ownership, some of which are outside of our control, may have resulted or could in the future result in an ownership change. If a limitation were to apply, utilization of a portion of our domestic net operating loss and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

Risks Related to Ownership of our Common Stock

Our stock price is volatile, and purchasers of our common stock could incur substantial losses.

The market price of our common stock, and the market prices of securities of biopharmaceutical companies in general, have been highly volatile. In this regard, the market price of our common stock is likely to continue to be subject to wide fluctuations. The market price of our common stock may be influenced by many factors, including:

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

•	announcement of FDA approvability, approval or non-approval of our product candidates, and the timing of the FDA review process;

•	actions taken by regulatory agencies with respect to HORIZANT, REGNITE or our product candidates, our clinical trials or our sales and marketing activities;

•	actions taken by regulatory agencies with respect to products or drug classes related to HORIZANT, REGNITE or our product candidates;

•	problems in our manufacturing or supply chain that limit or exhaust the quantity of supplies of HORIZANT that are available to patients;

•	changes in our collaborators’ business strategies;

•	developments in our relationship with Astellas, including potential disputes or the termination or further modification of our agreement with Astellas;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including infringement lawsuits;

•	actions taken by regulatory agencies with respect to our or our partners’ compliance with regulatory requirements;

•	actions by stockholder activists, including any potential challenge to our board or management at our annual meeting of stockholders;

•	hedging or arbitrage trading activity that may develop involving our common stock;

•	announcements of technological innovations or new products by us or our competitors;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	restatements of our financial results and/or material weaknesses in our internal controls; and

•	the loss of any of our key scientific or management personnel.

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

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to, and reporting on, the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, or if we fail to maintain effective internal control over financial reporting around our commercial promotion of HORIZANT, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on, the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

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

We may become subject to increased stockholder activism efforts that each could cause a material disruption to our business.

Certain influential institutional investors and hedge funds have taken steps to involve themselves in the governance and strategic direction of certain companies due to governance or strategic-related disagreements between such companies and such stockholders. For example, in the fourth quarter of 2013, we received a communication from an activist stockholder urging a change in our capital allocation strategy away from our HORIZANT commercialization efforts and a change in our management. In December 2013, that activist stockholder sent us a further communication reiterating its disagreement with our capital allocation strategy and its desire that we make a change in our management, and further indicating its belief that our board of directors should declassify, with the full board being subject to re-election at each annual meeting of our stockholders. In February 2014, that stockholder provided us with notice of its intent to nominate three candidates to stand for election to our board of directors and to submit other proposals for consideration at our 2014 Annual Meeting of Stockholders. These and other stockholder activism efforts could result in substantial costs and a further diversion of management’s attention and resources, which could harm our business and adversely affect the market price of our common stock.

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.

As of February 14, 2014, our executive officers, directors and holders of 5% or more of our outstanding common stock, based upon information known to us and derived from Schedules 13G filed with the SEC, beneficially owned approximately 54% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

We have adopted a rights agreement under which certain stockholders have the right to purchase shares of a new series of preferred stock, at an exercise price of $140.00 per one one-hundredth of a share, if a person acquires more than 15% of our common stock. The rights plan could make it more difficult for a person to acquire a majority of our outstanding voting stock. The rights plan could also reduce the price that investors might be willing to pay for shares of our common stock and result in the market price of our common stock being lower than it would be without the rights plan. In addition, the existence of the rights plan itself may deter a potential acquiror from acquiring us. As a result, either by operation of the rights plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management, and could under certain circumstances, reduce the market price of our common stock.

If there are large sales of our common stock, the market price of our common stock could drop substantially.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of February 14, 2014, we had 60,004,125 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

We lease approximately 103,000 square feet of office and laboratory space in an office building in Santa Clara, California. In October 2012, we entered into a Second Amendment to Lease with SI 34 LLC, or

Sobrato, with respect to our current office space at 3410 Central Expressway, Santa Clara, California, or, as amended, the 3410 Lease. The 3410 Lease will expire in August 2015. We had also leased approximately 59,000 square feet at an adjacent building at 3400 Central Expressway, Santa Clara, California, but we terminated the lease in February 2013, and the rent obligations expired in August 2013. The 2013 aggregate annual rental amount payable under the leases was approximately $3.3 million.

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

Market for Registrant’s Common Equity; Dividends

Our common stock is traded on The NASDAQ Global Select Market under the symbol “XNPT.” As of February 14, 2014, there were approximately 79 holders of record of our common stock. No cash dividends have been paid on our common stock to date, and we intend to utilize any earnings for development of our business. The following table sets forth, for the periods indicated, the range of high and low intraday sales prices of our common stock as quoted on The NASDAQ Global Select Market for the two most recent fiscal years.

	High	Low
2013
4th Quarter	$6.50	$4.72
3rd Quarter	6.11	4.24
2nd Quarter	7.59	4.61
1st Quarter	9.31	6.61
2012
4th Quarter	$12.98	$7.04
3rd Quarter	11.56	5.82
2nd Quarter	6.35	3.96
1st Quarter	4.88	3.75

The closing price for our common stock as reported by The NASDAQ Global Select Market on February 14, 2014 was $5.80 per share.

Issuer Purchases of Equity Securities

None.

Performance Measurement Comparison(1)

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2008 for: (i) our common stock; (ii) the NASDAQ Composite Index; and (iii) the NASDAQ Biotechnology Index for the five-year period ended December 31, 2013. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

	Year Ended December 31,
	2013(1)	2012	2011	2010	2009
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Product sales, net	$6,414	$—	$—	$—	$—
Collaboration revenue	1,137	11,515	8,515	1,515	9,515
Royalty revenue	400	109	—	—	—
Net revenue from unconsolidated joint operating activities	—	10,000	35,000	1,364	24,758

Total revenues	7,951	21,624	43,515	2,879	34,273

Operating expenses (gains):
Cost of product sales	1,170	—	—	—	—
Research and development	33,325	42,947	43,788	52,546	70,747
Selling, general and administrative	59,084	30,244	30,427	28,323	31,807
Gain on litigation settlement	—	(20,499)	—	—	—
Restructuring charges	—	—	2,923	5,275	—

Total operating expenses	93,579	52,692	77,138	86,144	102,554

Loss from operations	(85,628)	(31,068)	(33,623)	(83,265)	(68,281)
Interest and other income	213	254	243	796	1,229
Interest and other expense	(468)	—	—	—	(4)

Loss before income taxes	(85,883)	(30,814)	(33,380)	(82,469)	(67,056)
Income tax benefit	—	—	—	—	(722)

Net loss	$(85,883)	$(30,814)	$(33,380)	$(82,469)	$(66,334)

Basic and diluted net loss per share	$(1.81)	$(0.78)	$(0.94)	$(2.68)	$(2.31)

Shares used to compute basic and diluted net loss per share	47,545	39,434	35,400	30,813	28,766

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$58,658	$139,002	$94,442	$108,595	$143,668
Working capital	53,616	141,317	83,922	99,314	131,749
Restricted investments	1,725	1,955	1,954	1,948	1,933
Total assets	78,541	159,048	104,036	121,229	160,212
Other noncurrent liability	2,782	2,314	—	—	—
Accumulated deficit	537,483	451,600	420,786	387,406	304,937
Total stockholders’ equity	53,693	130,210	75,135	93,959	127,276

(1)	On November 8, 2012, we executed a termination and transition agreement with Glaxo Group Limited, or GSK, that terminated our development and commercialization agreement with respect to HORIZANT, and also provided for a mutual release of claims and resolved all ongoing litigation between the parties. Pursuant to the termination and transition agreement, during a transition period that ended on April 30, 2013, GSK continued to exclusively commercialize, promote, manufacture and distribute HORIZANT in the United States. We did not receive any revenue nor incur any losses from GSK’s sales of HORIZANT during the transition period. On May 1, 2013, we assumed all responsibilities for further development, manufacturing and commercialization of HORIZANT in the United States. The results of operations of the acquired HORIZANT business, along with the fair values of the assets acquired in the transaction, have been included in our financial statements since May 1, 2013.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

XenoPort, Inc. is a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates for the potential treatment of neurological and other disorders. We are currently commercializing HORIZANT® (gabapentin enacarbil) Extended-Release Tablets in the United States and developing our novel fumaric acid ester product candidate, XP23829, as a potential treatment for psoriasis and/or relapsing forms of multiple sclerosis, or MS. REGNITE® (gabapentin enacarbil) Extended-Release Tablets is being marketed in Japan by Astellas Pharma Inc. Our pipeline of product candidates also includes potential treatments for patients with spasticity related to spinal cord injury and Parkinson’s disease.

HORIZANT has been approved by the U.S. Food and Drug Administration, or FDA, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults and for the management of postherpetic neuralgia, or PHN, in adults. RLS, also known as Willis-Ekbom Disease, is a neurological disorder characterized by an urge to move the legs, usually caused or accompanied by uncomfortable and unpleasant sensations in the legs. PHN is a neuropathic (nerve) pain syndrome that can follow the healing of an outbreak of herpes zoster, commonly known as shingles. REGNITE has been approved by the Japanese Ministry of Health, Labor and Welfare, or MHLW, as a treatment for patients with moderate-to-severe primary RLS.

XP23829 is a fumaric acid ester compound and a patented prodrug of monomethyl fumarate, or MMF. Fumaric acid ester compounds have shown immuno-modulatory and neuroprotective effects in cell-based systems and preclinical models of disease. A fumaric acid ester product is approved in Germany for the treatment of psoriasis, and in the United States, a fumaric acid ester compound, known as TECFIDERA (dimethyl fumarate), was approved by the FDA in March 2013 for the treatment of relapsing forms of MS. We have evaluated XP23829 in Phase 1 studies with healthy subjects to determine its safety and pharmacokinetic profile.

We also have two other product candidates that have completed Phase 2 development that we may develop further to the extent that our resources permit or we enter into collaborations with third parties for such development: arbaclofen placarbil, or AP, a potential treatment for spasticity in patients with spinal cord injury; and XP21279, a potential treatment for patients with advanced idiopathic Parkinson’s disease. With respect to AP, we have decided to terminate further investment in AP as a treatment for spasticity in patients with MS; however, given a previous, successful Phase 2 clinical trial of AP as a potential treatment for spasticity in spinal cord injury patients, as resources permit, we may pursue AP for this indication.

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

On September 25, 2013, we entered into a commercial supply agreement with Patheon Pharmaceuticals Inc., or Patheon, pursuant to which Patheon agreed to supply us with commercial supplies of HORIZANT. Under the supply agreement, we provide Patheon with non-binding rolling forecasts of our long-term requirements for HORIZANT, and from time-to-time deliver binding firm purchase orders for manufacturing and supply of HORIZANT. We are responsible for providing Patheon with the active pharmaceutical ingredient in

HORIZANT. Our purchase price for the manufacture and supply of HORIZANT from Patheon is volume-based. We are not subject to any minimum purchase requirements under the supply agreement, and may purchase our requirements of HORIZANT from other qualified suppliers, if any. Prior to our entry into the supply agreement with Patheon, GSK supplied us with HORIZANT. Earlier in 2013, due to manufacturing delays, there was a stockout of HORIZANT, meaning that an insufficient amount of HORIZANT was in the supply chain to meet the demand of orders by pharmacies and wholesalers. As a result of the stockout, we delayed implementation of our full commercial promotion of HORIZANT by approximately one month. If we or Patheon experience further manufacturing delays or issues, the demand for, and product sales of, HORIZANT could be reduced and our ability to commercialize HORIZANT and our business could be harmed.

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

Historically, revenues recognized through May 1, 2013 were primarily comprised of up-front, milestone and contingent event-based payments from our collaboration agreements. However, as a result of our termination and transition agreement with GSK and the return of the commercialization rights to HORIZANT to us, our revenues for the year ended December 31, 2013 consisted primarily of revenues from HORIZANT product sales. Likewise, we expect the future composition of our revenues to consist primarily of revenues from HORIZANT product sales. Although we have begun to recognize revenue from HORIZANT product sales in the United States, we are early in our product launch, and our lack of commercialization experience, as an organization and with respect to HORIZANT product sales, will make future operating results difficult to predict. In this regard, our product sales revenue may vary significantly from period to period as the launch progresses, and we may be unable to meaningfully increase HORIZANT product sales above the levels recorded by GSK or otherwise successfully commercialize HORIZANT in a timely manner or at all. We also expect that the expenses of maintaining sales and marketing capabilities and a distribution and supply chain infrastructure will continue to be substantial, and these costs may exceed the revenues that we are able to generate from HORIZANT product sales. We recorded $6.4 million in net sales from HORIZANT after the transition period ended on April 30, 2013 through December 31, 2013.

Gabapentin enacarbil is licensed to Astellas in Japan. We are entitled to receive percentage-based high-teen royalties on net sales of REGNITE in Japan, and the royalties will be recognized as revenue when royalty payments are received. For the year ended December 31, 2013, the royalty revenue from net sales of REGNITE in Japan was $0.4 million. We expect royalty revenues from our collaboration with Astellas to fluctuate based on the results of their commercialization, marketing and distribution efforts for REGNITE in Japan. Additionally, we expect revenues to fluctuate to the extent we enter into new collaborative agreements for our marketed product or any of our product candidates. Prior to May 2013, Astellas also held rights to gabapentin enacarbil in five other Asian countries, including Korea, the Philippines, Indonesia, Thailand and Taiwan. In May 2013, all rights to gabapentin enacarbil in these five countries reverted to us.

We expect our research and development expenses to decrease in 2014 primarily due to our decision to terminate further investment in AP as a potential treatment for spasticity in patients with MS as a result of the negative results obtained in the pivotal Phase 3 clinical trial, which will be partially offset by our further development of XP23829, including our planned Phase 2 clinical trial in patients with moderate-to-severe plaque psoriasis expected to be initiated by mid-2014. The timing and amount of research and development expenses incurred will primarily depend upon the extent of current or future clinical trials for XP23829 as well as the related expenses associated with our development organization, regulatory requirements for our product candidates, product candidate manufacturing costs and our ability to raise additional funds. Our future research and development expenses are subject to numerous assumptions that may prove to be wrong and also are subject to risks related to the difficulty and uncertainty of clinical success and regulatory approvals of our product candidates. While we expect that our research and development expenses will decrease in 2014, we expect our selling, general and administrative expenses to increase compared to 2013 levels primarily due to the full-year effect of expenses incurred in maintaining sales, marketing, distribution and other commercial capabilities for HORIZANT, largely through third-party service providers.

On January 29, 2014, we completed an underwritten public offering of 12,000,000 shares of our common stock at a price to the public of $6.00 per share. Net cash proceeds from the public offering were approximately $67.3 million, after deducting the underwriting discounts and commissions and offering expenses payable by us. On February 21, 2014, the underwriters exercised in full their over-allotment option of 1,800,000 shares resulting in cash proceeds of approximately $10.1 million, after deducting the underwriting discounts and commissions and offering expenses payable by us.

We believe that our existing capital resources, which include the net proceeds of our public offering completed in January 2014, together with interest thereon and anticipated product revenue, will be sufficient to meet our projected operating requirements through 2015. We have based our cash sufficiency estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our collaboration agreement with Astellas. We are responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, or sales of HORIZANT may be less than we anticipate, either or both of which could accelerate our need for additional capital. In addition, we do not believe that revenues generated from HORIZANT and REGNITE sales and other revenues generated from our collaboration with Astellas will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. Additional funds may not be available to us on terms that are acceptable to us, or at all. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may be required to, among other things, reduce the amount of resources devoted to medical affairs, advertising, promotion or sales of HORIZANT, curtail or delay further XP23829 development or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and prospects.

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

Revenue Recognition

Product Sales

We began selling HORIZANT to wholesalers in May 2013 upon the return of its commercial rights from GSK. We recognize revenue from HORIZANT product sales when there is persuasive evidence that an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectability is reasonably assured. We record estimated reductions to revenues for customer incentives such as cash discounts for prompt payment, distributor fees, expected returns, government rebates such as Medicaid reimbursements and our patient assistance program. These estimates are deducted from gross product sales at the time such revenues are recognized. If future actual results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment.

Items Deducted from Gross Product Sales

Prompt Pay Discount

We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. Based on GSK’s commercialization experience, we expect our customers to continue to comply with the prompt payment terms to earn the cash discount, as we are selling HORIZANT to the same customers under similar prompt payment terms and conditions. We estimate cash discounts for prompt payment based on contractual terms, GSK’s historical customer utilization rates and our customer utilization rates. We account for cash discounts by reducing accounts receivable by the full amount and recognizing the discount as a reduction of revenue in the same period the related revenue is recognized.

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

Product Returns

We do not provide our customers with a general right of product return, but permit returns if the product is damaged or defective when received by the customer, or if the product has or is nearly expired. HORIZANT tablets currently have a shelf-life of 36 months from date of manufacture. We will accept returns for products that will expire within six months or that have expired up to one year after their expiration dates. We obtained actual return history by type from GSK since GSK’s product launch in 2011, which provides a basis to reasonably estimate our future product returns. The sales returns accrual is estimated principally based on taking into consideration our specific adjustments to GSK’s returns history, the shelf life of product, shipment and prescription trends and estimated distribution channel inventory level. Such estimates require significant judgment by management.

Government Rebates and Chargebacks

We participate in a number of government rebate programs, such as the Medicaid Drug Rebate Program that provides assistance to eligible low-income patients based on each individual state’s guidelines regarding eligibility and services; Public Health Services or 340b programs, and the Medicare Part D Coverage Gap Discount Program, which provides rebates on prescriptions that fall within the “donut hole” coverage gap; and the Department of Veterans Affairs that offers discounts to authorized users of HORIZANT. HORIZANT is also listed on the Federal Supply Schedule, or FSS, of the General Services Administration, which provides a discount to the Department of Defense, Department of Veterans Affairs and TriCare. We estimate reductions to our revenues for government rebate programs based on product pricing, current rebates, GSK’s historical utilization rates, our utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, our expectations regarding future rebates for these programs and estimated levels of inventory in the distribution channel. Such estimates require significant judgment by management.

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

A rollforward of our product sales allowances for the period from May 1, 2013, the date we assumed all responsibilities for further development, manufacturing and commercialization of HORIZANT in the United States, through December 31, 2013 is as follows (in thousands):

	Contract Sales Discounts(1)	Product Returns	Cash Discounts	Total
Balance at December 31, 2012	$—	$—	$—	$—
Revenue Allowances:
Provision related to current period sales	961	80	152	1,193
Payments and credits related to sales made in current period	(537)	(3)	(130)	(670)

Balance at December 31, 2013	$424	$77	$22	$523

(1)	Includes wholesaler fees, government rebates and chargebacks and our patient assistance program.

Multiple-Element Arrangements

Revenue arrangements are accounted for in accordance with the provisions of the Revenue Recognition-Multiple-Element Arrangements topic of the Financial Accounting Standards Board Accounting Standards Codification, or the Codification.

In evaluating arrangements with multiple elements, we considered whether components of the arrangement represent separate units of accounting based upon whether certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. This evaluation required subjective determinations and required management to make judgments about the fair value of individual elements and whether such elements are separable from other aspects of the contractual relationship. The consideration received in such arrangements is allocated among the separate units of accounting based on the relative selling price method under which the selling price for each deliverable is determined using vendor-specific objective evidence of selling price, if it exists; otherwise, third-party evidence of selling price. If vendor-specific objective evidence and third-party evidence of selling price are not available for a deliverable, we used our best estimate of the selling price for that deliverable when applying the relative selling price method. The applicable revenue recognition criteria are applied to each of the separate units.

Revenues from multiple deliverables combined as a single unit of accounting are deferred and recognized over the period during which we remain obligated to perform services. The specific methodology for the recognition of the revenue (e.g., straight-line or according to specific performance criteria) is determined on a case-by-case basis according to the facts and circumstances applicable to a given agreement.

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

•

Milestones.    Revenue recognition for milestone payments will occur only if the consideration earned from the achievement of a milestone meets all the criteria for the milestone to be considered substantive at the inception of the arrangement, such that it: (i) is commensurate with either our performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone; (ii) relates solely to past performance; and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

We will assess the nature of, and appropriate accounting for, contingent payments, on a case-by-case basis in accordance with the provisions of the Revenue Recognition topic of the Codification.

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

•

Product royalties.    We are entitled to receive royalties on net sales of REGNITE in Japan. Astellas initiated sales of REGNITE in Japan in July 2012, and we recognize the associated product royalties when they can be reliably measured and collectability is reasonably assured (generally upon receipt of the royalty payment).

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out, or FIFO, basis. Inventories that are not expected to be consumed within 12 months following the balance sheet date are classified as long-term inventories. We will regularly evaluate our inventories for excess quantities and obsolescence (expiration), taking into account such factors as historical and anticipated future sales compared to quantities on hand and the remaining shelf life of HORIZANT. We will evaluate our long-range demand for HORIZANT and expected consumption of the API based on projected sales of HORIZANT. If future demand for HORIZANT is less than projected sales, we could incur an inventory write-down, which would have an adverse effect on earnings in the period of the write-down.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us. We periodically confirm the accuracy of our estimates with selected service providers and make adjustments, if necessary. To date, we have not adjusted our estimate at any particular balance sheet date by any material amount. Examples of estimated accrued expenses include:

•	fees paid to contract research organizations in connection with preclinical and toxicology studies and clinical trials;

•	fees paid to investigative sites in connection with clinical trials;

•	fees paid to contract manufacturers in connection with the production of clinical trial materials; and

•	professional service fees, such as marketing fees and sales operations fees.

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

Fair Value Measurements

The carrying amounts of certain of our financial instruments, including cash and cash equivalents and short-term investments, restricted investments, accounts receivables and accounts payable, approximate their fair value due to their short-term maturities. We account for the fair value of our financial instruments in accordance with the provisions of the Fair Value Measurement topic of the Codification.

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. We apply the market approach valuation technique for fair value measurements on a recurring basis and attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. All of our cash equivalents and short-term investments are measured using inputs classified at Level 1 or Level 2 within the fair value hierarchy. Level 1inputs are quoted prices in active markets for identical assets. Level 2 inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets. Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs obtained from various third-party data providers, including but not limited to, benchmark yields, interest rate curves, reported trades, broker/dealer quotes and market reference data.

Stock-Based Compensation

The provisions of the Compensation — Stock Compensation topic of the Codification establish accounting for stock-based awards exchanged for employee services. In accordance with the topic, for stock options, awards and stock purchase rights, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period.

We estimate the fair value of stock options and stock purchase rights using a Black-Scholes valuation model which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. We derive the expected life assumption using data obtained from similar entities, taking into consideration factors such as industry, stage of life cycle, size and financial leverage. We use our historical volatility to derive the expected stock price volatility assumption. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, and the resulting charge is expensed using the straight-line attribution method over the vesting period. Restricted stock units are measured at the fair value of our common stock on the date of grant and expensed over the period of vesting using the straight-line attribution approach. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived, exchange-traded options that have no vesting restrictions and are fully transferable.

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

Research and Development Expenses

Research and development expenses consist of costs associated with both partnered and unpartnered research activities, as well as costs associated with our drug discovery efforts, conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings. Research and development expenses specifically consisted of: external research and development expenses incurred under agreements with (i) third-party contract research organizations and investigative sites, where a substantial portion of our preclinical studies and all of our clinical trials are conducted, (ii) third-party manufacturing organizations, where a substantial portion of our preclinical supplies and all of our clinical supplies are produced, and (iii) consultants; employee-related expenses, which include salaries and benefits; and facilities, depreciation and amortization and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies. We use our employee and infrastructure resources across multiple research projects, including our drug development programs. We do not allocate our employee and infrastructure costs on a project-by-project basis.

Our current portfolio of proprietary product candidates is summarized in the table below. The table summarizes development initiatives, including the related stages of development and the direct, third-party research and development expenses recognized in connection with each of our product candidates. The information in the column labeled “Estimated Completion of Current Phase” is our current estimate of the timing of completion of the current phase of development. The actual timing of completion could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the “Our success also depends substantially on our product candidates that are still under development. If we are unable to bring any of these product candidates to market, or experience significant delays in doing so, our ability to generate product revenue and our likelihood of success will be reduced;” “If third parties do not manufacture HORIZANT, REGNITE or our product candidates in sufficient quantities or at an acceptable cost, commercialization of HORIZANT and REGNITE and clinical development and commercialization of our product candidates would be harmed or delayed;” “If we are required to obtain alternate third-party manufacturers, it could delay or prevent the clinical development and commercialization of HORIZANT or our product candidates;” “Use of third-party manufacturers may increase the risk that we will not have adequate supplies of HORIZANT or our product candidates;” “If our preclinical studies do not produce successful results or our clinical trials do not demonstrate safety and efficacy in humans, we will not be able to commercialize our product candidates;” “Any failure or delay in commencing or completing clinical trials for our product candidates could severely harm our business;” “We rely on third parties to conduct our preclinical and clinical trials. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for, or commercialize, our product candidates;” “If we or Astellas are not able to obtain or maintain required regulatory approvals, we or Astellas will not be able to commercialize HORIZANT, REGNITE or our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful;” and “If we do not establish collaborations for our product candidates, we may have to alter our development and commercialization plans” sections of “Risk Factors.”

Product Candidate	Description	Phase of Development	Estimated Completion of Current Phase	Related R&D Expenses Year Ended December 31,
				2013	2012	2011
				(In thousands)
Total research and development
XP23829	Psoriasis/ MS	Phase 2 planned	2015	4,775	3,502	2,743
AP*	Spasticity	Discontinued in 2013	Pending resources	9,380	13,224	10,673
	GERD	Discontinued in 2011	N/A
XP21279	Parkinson’s disease	Phase 2 completed	Pending resources	74	208	2,547
Other(1)				19,096	26,013	27,825

Total research and development				$33,325	$42,947	$43,788

*	Arbaclofen placarbil, previously known as XP19986. Related research and development expenses included costs for both the spasticity and gastroesophageal reflux disease, or GERD, indications.

(1)	“Other” constituted research and development costs for our marketed product and product candidates that are not directly allocated to XP23829, AP or XP21279. For the year ended December 31, 2013, “other” expenses consisted primarily of personnel costs of $11.6 million and office and facilities overhead costs of $4.2 million.

A significant component of our total operating expenses is our ongoing investment in our research and development activities, including the clinical development of XP23829. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. We consider the active management and development of XP23829 to be critical to our long-term success. The actual probability of success for each product candidate and clinical program may be impacted by a variety of factors, including, among others, the quality of the product candidate, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. Furthermore, our strategy includes entering into additional collaborations with third parties to participate in the development and commercialization of at least some of our product candidates. In situations in which third parties have control over the preclinical development or clinical trial process for a product candidate, the estimated completion date is largely under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates.

Results of Operations

Years Ended December 31, 2013, 2012 and 2011

Revenues

Our net product sales revenue was from the sales of HORIZANT after the transition period ended on April 30, 2013. Our collaboration revenue consisted of the recognition of revenues from up-front and milestone payments from our collaboration with Astellas. Our royalty revenue was also from our collaboration with Astellas and was based on net sales of REGNITE in Japan. Our net revenue from unconsolidated joint operating activities consisted of the recognition of contingent event-based and milestone payments under our terminated collaboration with GSK.

	Year Ended December 31,			2012 to 2013 Change		2011 to 2012 Change
	2013	2012	2011	$	%	$	%
	(In thousands, except percentages)
Product sales, net	$6,414	$—	$—	$6,414	100%	$—	—
Collaboration revenue	1,137	11,515	8,515	(10,378)	(90)%	3,000	35%
Royalty revenue	400	109	—	291	267%	109	100%
Net revenue from unconsolidated joint operating activities	—	10,000	35,000	(10,000)	(100)%	$(25,000)	(71)%

Total revenues	$7,951	$21,624	$43,515	$(13,673)	(63)%	$(21,891)	(50)%

The increase in net product sales for 2013 compared to 2012 and 2011 was due to the acquisition of the HORIZANT business on May 1, 2013 and our first commercial sales in 2013.

The decrease in collaboration revenue for 2013 compared to 2012 was due to the recognition of a $10.0 million milestone payment from Astellas in connection with the approval of REGNITE in Japan in 2012. The increase in collaboration revenue for 2012 compared to 2011 was due to the recognition of a $10.0 million milestone payment from Astellas in connection with the approval of REGNITE in Japan in 2012, compared to the recognition of a $7.0 million milestone payment from Astellas in connection with FDA approval of the HORIZANT NDA for RLS in 2011.

The decrease in net revenue from unconsolidated joint operating activities for 2013 compared to 2012 was due to the recognition of a $10.0 million contingent payment from GSK in connection with the first commercial sale of HORIZANT by GSK for the management of PHN in adults in 2012. The decrease in net revenue from unconsolidated joint operating activities for 2012 compared to 2011 was primarily due to the recognition of a $30.0 million contingent payment from GSK in connection with the first shipment of HORIZANT to a wholesaler in 2011, and a $5.0 million milestone payment from GSK in connection with the FDA’s acceptance for review of the sNDA under Section 505(b)(2) requesting approval of HORIZANT for the potential management of PHN in 2011, compared to the recognition of a $10.0 million contingent payment from GSK in connection with the first commercial sale of HORIZANT for the management of PHN in adults in 2012. Due to the termination and transition agreement with GSK, we were not eligible to receive any milestone or contingent payments after November 2012.

As a result of our termination and transition agreement with GSK and the return of the HORIZANT commercialization rights to us, we expect the future composition of our revenues to consist primarily of revenues from HORIZANT product sales. We expect our HORIZANT product sales to increase in 2014 compared to 2013 levels and will be dependent upon the success of our strategies for commercialization, promotion, manufacturing and distribution as well as our ability to successfully execute on these activities and to comply with applicable laws, regulations and regulatory requirements. We expect royalty revenues from our collaboration with Astellas to fluctuate based on the results of their commercialization, marketing and distribution efforts for REGNITE in Japan. Additionally, we expect revenues to fluctuate to the extent we enter into new collaborative agreements for our marketed product or any of our product candidates.

Cost of Product Sales

Cost of product sales consisted of the direct and indirect costs to manufacture product sold, including tableting, packaging, storage, shipping and handling costs related to our product sales of HORIZANT. Cost of product sales also included raw materials, specifically gabapentin enacarbil, as acquired from GSK as part of the acquisition of the HORIZANT business and recorded at fair value. The fair value of the inventory acquired represents a lower cost than if new raw materials were purchased at current third-party costs.

	Year Ended December 31,			2012 to 2013 Change		2011 to 2012 Change
	2013	2012	2011	$	%	$	%
	(In thousands, except percentages)
Cost of Product Sales	$1,170	$—	$—	$1,170	100%	$—	—

Cost of product sales increased in 2013 due to HORIZANT product sales that commenced in May 2013.

We expect cost of product sales of HORIZANT to remain relatively constant as a percentage of product sales in 2014.

Research and Development Expenses

	Year Ended December 31,			2012 to 2013 Change		2011 to 2012 Change
	2013	2012	2011	$	%	$	%
	(In thousands, except percentages)
Research and development	$33,325	$42,947	$43,788	$(9,622)	(22)%	$(841)	(2)%

The decrease in research and development expenses for 2013 compared to 2012 was principally due to the following:

•

decreased net costs for AP of $3.8 million primarily due to decreased clinical costs as a result of the termination of further development of AP as a potential treatment for spasticity in patients with MS in 2013, partially offset by increased manufacturing costs; and

•	decreased personnel costs of $5.4 million primarily due to decreased headcount and decreased non-cash stock-based compensation; partially offset by

•	increased net costs for XP23829 of $1.3 million primarily due to increased clinical, manufacturing and consulting costs, partially offset by decreased toxicology costs.

The decrease in research and development expenses for 2012 compared to 2011 was principally due to the following:

•	decreased net costs for XP21279 of $2.3 million primarily due to decreased clinical and manufacturing costs;

•	decreased office and facilities overhead costs of $1.3 million; and

•	decreased personnel costs of $0.7 million primarily due to decreased headcount and decreased non-cash stock-based compensation; partially offset by

•	increased net costs for AP of $2.6 million primarily due to increased clinical costs; and

•	increased net costs for XP23829 of $0.8 million primarily due to increased clinical costs, partially offset by decreased toxicology costs.

We expect our research and development expenses to decrease in 2014 primarily due to our decision to terminate further investment in AP as a potential treatment for spasticity in patients with MS as a result of the negative results obtained in the pivotal Phase 3 clinical trial, which will be partially offset by our further development of XP23829, including our planned Phase 2 clinical trial in patients with moderate-to-severe plaque psoriasis expected to be initiated by mid-2014. The timing and amount of research and development expenses incurred will primarily depend upon the extent of current or future clinical trials for XP23829 as well as the related expenses associated with our development organization, regulatory requirements for our product candidates and product candidate manufacturing costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted primarily of compensation for executive, sales, marketing, finance, legal, compliance and administrative personnel. Other sales, general and administrative expenses included facility costs not otherwise included in research and development expenses, the cost of market research activities, legal and accounting services, other professional services and consulting fees.

	Year Ended December 31,			2012 to 2013 Change		2011 to 2012 Change
	2013	2012	2011	$	%	$	%
	(In thousands, except percentages)
Selling, general and administrative	$59,084	$30,244	$30,427	$28,840	95%	$(183)	(1)%

The increase in selling, general and administrative expenses in 2013 compared to 2012 was principally due to costs related to the commercialization and promotion of HORIZANT; specifically, increased professional fees of $12.5 million, which included contract sales force costs, marketing costs of $12.2 million and personnel costs of $3.1 million.

Our selling, general and administrative expenses in 2012 remained relatively constant compared to 2011.

Since May 1, 2013, we have been responsible for the commercialization and promotion of HORIZANT in the United States. Accordingly, we expect selling, general and administrative expenses to increase compared to 2013 levels primarily due to the full-year effect of expenses incurred in maintaining sales, marketing, distribution and other commercial capabilities largely through third-party service providers.

Gain on Litigation Settlement

As a result of the termination and transition agreement that we entered into with GSK that provided for a mutual release of claims and resolved all ongoing litigation between the parties, we recorded a gain of $20.5 million in the fourth quarter of 2012.

Restructuring Charges

In December 2011, as part of our ongoing evaluation of our facilities requirements in light of future plans, we recorded restructuring charges of $2.9 million in the fourth quarter of 2011 in connection with the permanent cease use of the office space in a building at 3400 Central Expressway, Santa Clara, California. The restructuring charges consisted of $2.5 million of facility-related charges and $0.4 million of property and equipment write-offs. As of December 31, 2013, we had made all cash payments associated with this action.

Interest Income/Expense

Interest income consisted primarily of interest earned on our cash equivalents and short-term investments, and interest expense consisted primarily of the accretion of our other noncurrent liability.

	Year Ended December 31,			2012 to 2013 Change		2011 to 2012 Change
	2013	2012	2011	$	%	$	%
	(In thousands, except percentages)
Interest income	$213	$254	$243	$(41)	(16)%	$11	5%
Interest expense	$468	$—	$—	$468	100%	$—	—

The interest income for the years ended December 31, 2013, 2012 and 2011 remained relatively constant.

The increase in interest expense for the year ended December 31, 2013 related to annual payments of $1.0 million to GSK in connection with the termination and transition agreement for six years beginning in 2016, recorded at its present value, and is being accreted to its contractual value over the repayment period.

Liquidity and Capital Resources

On January 29, 2014, we completed an underwritten public offering of 12,000,000 shares of our common stock at a price to the public of $6.00 per share. Net cash proceeds from the public offering were approximately $67.3 million, after deducting the underwriting discounts and commissions and offering expenses payable by us. On February 21, 2014, the underwriters exercised in full their over-allotment option of 1,800,000 shares resulting in cash proceeds of approximately $10.1 million, after deducting the underwriting discounts and commissions and offering expenses payable by us.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash provided by (used in):
Operating activities	$(77,903)	$(27,630)	$(13,419)
Investing activities	63,509	(35,192)	15,435
Financing activities	(1,156)	73,570	178
Capital expenditures (included in investing activities above)	256	123	225

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

Net cash used in operating activities was $77.9 million, $27.6 million and $13.4 million in the years ended December 31, 2013, 2012 and 2011, respectively. The net cash used in operating activities in 2013 and 2011 primarily reflected our net loss, partially offset by non-cash stock-based compensation. The net cash used in operating activities in 2012 primarily reflected our net loss and, to a lesser extent, a gain on litigation settlement, net of stock premium in connection with the stock purchase agreement that we entered into with GSK in connection with the termination of our development and commercialization agreement, partially offset by non-cash stock-based compensation.

Net cash provided by (used in) investing activities primarily reflected the timing of purchases of investments and proceeds from maturities of investments.

Net cash provided by (used in) financing activities primarily reflected net cash provided by (used in) the issuance of common stock and the exercise of stock options. Additionally, in 2012, we recorded proceeds from the issuance of common stock to GSK in connection with the stock purchase agreement that we entered into with GSK in connection with the termination of our development and commercialization agreement of $30.3 million.

We believe that our existing capital resources, which include the net proceeds of our public offering completed in January 2014, together with interest thereon and anticipated product revenue, will be sufficient to meet our projected operating requirements through 2015. However, we have based our cash sufficiency estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our collaboration agreement with Astellas. We are responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, or sales of HORIZANT may be less than we anticipate, either or both of which could accelerate our need for additional capital. In addition, we do not believe that revenues generated from HORIZANT and REGNITE sales and other revenues generated from our collaboration with Astellas will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. However, additional funds may not be available to us on terms that are acceptable to us, or at all. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may be required to, among other things, reduce the amount of resources devoted to medical affairs, advertising, promotion or sales of HORIZANT, curtail or delay further XP23829 development or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our marketed product and product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the timing, receipt and amount of sales or royalties from HORIZANT, REGNITE and our other potential products;

•	the costs of our sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote and distribute HORIZANT;

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

•	the cost, timing and outcomes of regulatory approvals, if any;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish or modify;

•	the cost and expenses associated with any potential litigation;

•	the cost of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and

•

the extent to which we acquire or invest in businesses, products or technologies that complement our business, although we have no commitments or agreements relating to any of these types of transactions.

Until we can generate a sufficient amount of product revenues, if ever, we expect to finance future cash needs through public or private equity or equity-linked offerings, debt financings or corporate collaboration and licensing arrangements. If we raise additional funds by issuing our common stock, or securities convertible into or exchangeable or exercisable for common stock, our stockholders will experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. To the extent that we raise additional capital through licensing arrangements or arrangements with collaborative partners, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our financial condition, the commercial prospects of HORIZANT and REGNITE based on their respective sales to date and our lack of experience in commercializing products, and/or current economic conditions, including the effects of disruptions to, and volatility in, the credit and financial markets in the United States, Asia, the European Union and other regions of the world, including those resulting from or associated with rising government debt levels.

Additional funds may not be available to us on terms that are acceptable to us, or at all. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may be required to, among other things, reduce the amount of resources devoted to medical affairs, advertising, promotion or sales of HORIZANT, curtail or delay further XP23829 development or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and prospects. In addition, we may also need to raise additional funds to comply with the remaining post-marketing commitments and post-marketing requirements established in connection with the approval of HORIZANT, and our inability to obtain funds sufficient to comply with these requirements could have material adverse consequences to us, including the loss of marketing approval for HORIZANT.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Contractual Obligations

Our future contractual obligations at December 31, 2013 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Purchase commitments (1)	$1,854	$1,854	$—	$—	$—
Long-term payable (2)	$6,000	$—	$1,000	$2,000	$3,000
Operating lease obligations (3)	$3,680	$2,127	$1,553	$—	$—

	$11,534	$3,981	$2,553	$2,000	$3,000

(1)	At December 31, 2013, we had non-cancelable purchase orders and minimum purchase obligations of approximately $1.9 million under our commercial supply agreement with Patheon.

(2)	On November 8, 2012, we executed a termination and transition agreement with GSK that terminated our development and commercialization agreement with respect to HORIZANT. GSK provided us inventory of gabapentin enacarbil in GSK’s possession that was not required for use by GSK in the manufacture of HORIZANT. In exchange for such inventory, we will make annual payments to GSK of $1.0 million for six years beginning in 2016.

(3)	In the fourth quarter of 2012, we entered into an amendment to the lease with respect to our current office space at 3410 Central Expressway, Santa Clara, California, which extended the term of the lease for an additional two years so that the lease will expire on August 27, 2015. Operating lease obligations do not assume the exercise by us of any termination or extension options.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high-credit quality. As of December 31, 2013, we had cash and cash equivalents and short-term investments of $58.7 million consisting of cash and highly liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

From time to time, we are subject to exposure to fluctuations in foreign exchange rates in connection with agreements with certain foreign contract manufacturers and royalty payments from our collaboration partner. To date, the effect of the exposure to these fluctuations in foreign exchange rates has not been material, and we do not expect it to be material in the foreseeable future. We do not hedge our foreign currency exposures. We have not used derivative financial instruments for speculation or trading purposes.

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

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2013, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) were effective.

Limitations on the Effectiveness of Controls.    A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of December 31, 2013, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — 1992 Integrated Framework. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Ernst & Young LLP, an independent registered public accounting firm, has audited our financial statements included herein and has issued an audit report on the effectiveness of our internal control over financial reporting, which report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of XenoPort, Inc.

We have audited XenoPort, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). XenoPort, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, XenoPort, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of XenoPort, Inc. as of December 31, 2013 and 2012, and the related statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of XenoPort, Inc., and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

February 28, 2014

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

Not applicable

PART III.

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our 2014 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
1999 Stock Plan(1)	296,563	$4.62	—
2005 Equity Incentive Plan(2)	5,153,056	$13.42	1,810,768
2005 Non-Employee Directors’ Stock Option Plan(3)	633,750	$15.83	30,000
2005 Employee Stock Purchase Plan(4)	—	—	255,602
Equity compensation plans not approved by security holders:
New Hire Option Agreement with Vincent J. Angotti(5)	140,612	$42.59	—
2010 Inducement Award Plan(6)	600,173	$6.14	365,686

Total	6,824,154	$13.22	2,462,056

(1)	In December 1999, we adopted the 1999 Stock Plan, or the 1999 Plan, which was terminated in June 2005 in connection with our initial public offering so that no further awards may be granted under the 1999 Plan. Although the 1999 Plan has terminated, all outstanding options under the 1999 Plan will continue to be governed by their existing terms.

(2)	In January 2005, we adopted the 2005 Equity Incentive Plan, or the 2005 Incentive Plan, which became effective in June 2005 in connection with our initial public offering. A total of 2,000,000 shares of common stock were initially authorized for issuance under the 2005 Incentive Plan. Our board of directors may increase the share reserve of the 2005 Incentive Plan as of each January 1, from January 1, 2006 through January 1, 2015, by an amount determined by our board; provided, however that the increase for any year may not exceed the lesser of (1) 2.5% of the total number of shares of our common stock outstanding on the December 31st of the preceding calendar year or (2) 2,000,000 shares. During the year ended December 31, 2013, the annual increase to the 2005 Incentive Plan reserve was 1,176,691 shares. Restricted stock unit awards have been granted under the 2005 Incentive Plan and are included in column (a). The weighted-average exercise price in column (b) does include the effect of the restricted stock unit awards under the 2005 Incentive Plan, which awards do not carry an exercise price. At December 31, 2013, the weighted-average exercise price of outstanding options under the 2005 Incentive Plan was $18.19, excluding the restricted stock unit awards.

(3)

In January 2005, we adopted the 2005 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan, which became effective in June 2005 in connection with our initial public offering. The Directors’ Plan provides for the automatic grant of options to purchase shares of our common stock to non-employee directors. A total of 150,000 shares of our common stock were initially authorized for issuance under the Directors’ Plan. Our board of directors may increase the share reserve of the Directors’ Plan as of each January 1, from January 1, 2006 through January 1, 2015, by an amount determined by our board; provided, however that the increase for any year may not exceed the excess of (1) the number of shares of our common stock subject to options granted under the Directors’ Plan during the preceding calendar year over (2) the number of shares added back to the share reserve of the Directors’ Plan during the preceding calendar year from cancellations. During the year ended December 31, 2013, the annual increase to the Directors’ Plan reserve was 135,000 shares.

(4)	In January 2005, we adopted the 2005 Employee Stock Purchase Plan, or ESPP, which became effective in June 2005 in connection with our initial public offering. The ESPP allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price of our common stock at the beginning of the offering period or 85% of the closing price of our common stock on the date of purchase. A total of 250,000 shares of our common stock were initially authorized for issuance under the ESPP. Our board of directors may increase the share reserve of the ESPP as of each January 1, from January 1, 2006 through January 1, 2015, by an amount determined by our board; provided, however that the increase for any year may not exceed the lesser of (1) 1% of the total number of shares of our common stock outstanding on the December 31st of the preceding calendar year or (2) 250,000 shares. During the year ended December 31, 2013, the annual increase to ESPP reserve was 250,000.

(5)	On May 1, 2008, Mr. Angotti was granted a new employee inducement stock award outside of our stockholder approved equity plans consisting of nonqualified stock options to purchase 140,612 shares of our common stock. The stock options have a per share exercise price of $42.59, the closing trading price of our common stock on the NASDAQ Global Market on May 1, 2008. The stock options have a ten-year term and vested over four years, with 25% cliff vesting on the first anniversary of the May 1, 2008 grant date, and 1/48th of the shares subject to the options vesting monthly thereafter.

(6)	In May 2010, the 2010 Inducement Award Plan, or the 2010 Inducement Plan, was adopted by our board of directors and became effective. We intend to grant awards under the 2010 Inducement Plan to persons not previously employees or directors of ours (or following bona fide periods of non-employment by us and our affiliates) as inducements material to such individuals entering into employment with us and to provide incentives for such persons to exert maximum efforts for our success. A total of 350,000 shares of common stock were initially authorized for issuance under the 2010 Inducement Plan and an additional 625,000 shares were authorized for issuance in 2011. The 2010 Inducement Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. Restricted stock unit awards have been granted under the 2010 Inducement Plan and are included in column (a). The weighted-average exercise price in column (b) includes the effect of the restricted stock unit awards under the 2010 Inducement Plan, which awards do not carry an exercise price. At December 31, 2013, the weighted-average exercise price of outstanding options under the 2010 Inducement Plan was $7.43, excluding the restricted stock unit awards.

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

3.  Exhibits — The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)

3.3	Amended and Restated Bylaws(3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

4.1	Specimen Common Stock Certificate(5)

4.2	Form of Right Certificate(6)

4.3	Form of Registered Direct Common Warrant(7)

10.1*	Form of Indemnification Agreement between the Company and its officers and directors(8)

10.2*	Form of Employee Proprietary Information Agreement between the Company and its executive officers(9)

10.3	Lease Agreement, dated September 24, 2001, by and between the Company and Sobrato Interests(9)

10.3.1	First Amendment to Lease Agreement, dated February 29, 2008, by and between the Company and Sobrato Interests(10)

10.3.2	Second Amendment to Lease Agreement, dated October 24, 2012, by and between the Company and SI 34 LLC(11)

10.4	Lease, dated February 29, 2008, by and between the Company and Sobrato Interests(12)

10.4.1	Lease Amendment and Termination Agreement, dated February 12, 2013, by and between the Company and SI 34, LLC(13)

10.5*	1999 Stock Plan(9)

10.6*	Form of Stock Option Agreement under the 1999 Stock Plan(9)

10.7*	2005 Equity Incentive Plan(8)

10.8*	Form of Option Agreement under the 2005 Equity Incentive Plan(8)

10.9*	Form of Stock Unit Award Agreement under the 2005 Equity Incentive Plan(14)

10.10*	Form of Non-Employee Director Stock Unit Award Agreement under the 2005 Equity Incentive Plan (15)

10.11*	2005 Non-Employee Directors’ Stock Option Plan, as amended May 1, 2012(16)

10.12*	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan(17)

10.13*	2005 Employee Stock Purchase Plan(18)

10.14*	Form of 2005 Employee Stock Purchase Plan Offering Document(19)

10.15*	2010 Inducement Award Plan, as amended effective August 1, 2011(20)

10.16*	Form of Option Agreement under the 2010 Inducement Award Plan(21)

10.17*	Form of Stock Unit Award Agreement under the 2010 Inducement Award Plan(22)

10.18*	New Hire Option Agreement between Vincent J. Angotti and the Company(23)

10.19*	Performance Stock Unit Agreement, dated May 13, 2010, between the Company and Ronald W. Barrett, Ph.D.(24)

Exhibit Number	Description of Document

10.20*	Severance Rights Agreement, dated February 9, 2012, between the Company and Ronald W. Barrett, Ph.D.(25)

10.21*	Form of Severance Rights Agreement, between the Company and each of Vincent J. Angotti, Gregory T. Bates, D.V.M., Gianna M. Bosko, William G. Harris, Richard Kim, M.D., and David R. Savello, Ph.D.(26)

10.22*	Form of Change of Control Agreement between the Company and certain of its officers(27)

10.23*	XenoPort, Inc. Corporate Bonus Plan, amended and restated effective June 1, 2012(28)

10.24*	Term Sheet for Non-Employee Director Compensation(29)

10.25*	2013 Executive Compensation Information(30)

10.26*	2014 Executive Compensation Information

10.27†	Amended and Restated Distribution and License Agreement, dated as of October 31, 2009, between the Company and Astellas Pharma Inc.(31)

10.28†	Termination and Transition Agreement, dated November 8, 2012, by and between the Company and Glaxo Group Limited (32)

10.29	Stock Purchase Agreement, dated November 8, 2012, by and between the Company and Glaxo Group Limited (33)

10.30	Rights Agreement, dated as of December 15, 2005, by and between the Company and Mellon Investor Services LLC(34)

10.31††	Master Manufacturing and Supply Agreement, dated as of September 25, 2013, by and between the Company and Patheon Pharmaceuticals Inc. (35)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Combined Fixed Charges and Preferred Stock Dividends

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in the signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(36)

99.1	Unaudited pro forma condensed combined statement of comprehensive loss for the year ended December 31, 2013

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensation plan or arrangement.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

††	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 18, 2012.

(3)	Incorporated herein by reference to Exhibit 3.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.

(5)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.

(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 30, 2008.

(8)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on March 2, 2005.

(9)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(10)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2008, as filed with the SEC on May 8, 2008.

(11)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2012, as filed October 25, 2012.

(12)	Incorporated herein by reference to Exhibit 10.32 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2008, as filed with the SEC on May 8, 2008.

(13)	Incorporated herein by reference to the same numbered exhibit of our annual report on Form 10-K (File No. 000-51329) for the year ended December 31, 2012, as filed with the SEC on March 14, 2013.

(14)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2008, as filed with the SEC on August 7, 2008.

(15)	Incorporated herein by reference Exhibit 10.35 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012.

(16)	Incorporated herein by reference Exhibit 10.33 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012.

(17)	Incorporated herein by reference Exhibit 10.34 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012.

(18)	Incorporated herein by reference to Exhibit 10.11 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on March 2, 2005.

(19)	Incorporated herein by reference to Exhibit 10.12 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on March 2, 2005.

(20)	Incorporated herein by reference to Exhibit 10.17 of our quarterly report on Form 10-Q (File No. 000-51329), as filed with the SEC on August 5, 2011.

(21)	Incorporated herein by reference to Exhibit 99.3.2 of our registration statement on Form S-8 (File No. 333-166760), as filed with the SEC on May 12, 2010.

(22)	Incorporated herein by reference to Exhibit 99.3.3 of our registration statement on Form S-8 (File No. 333-166760), as filed with the SEC on May 12, 2010.

(23)	Incorporated herein by reference to Exhibit 99.4 of our registration statement on Form S-8 (File No. 333-150730), as filed with the SEC on May 8, 2008.

(24)	Incorporated herein by reference to Exhibit 10.41 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2010, as filed with the SEC on August 6, 2010.

(25)	Incorporated herein by reference to Exhibit 10.39 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 10, 2012.

(26)	Incorporated herein by reference to Exhibit 10.40 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 10, 2012.

(27)	Incorporated herein by reference to Exhibit 10.13 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(28)	Incorporated herein by reference to Exhibit 10.38 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2012, as filed with the SEC on August 8, 2012.

(29)	Incorporated herein by reference to Exhibit 10.34 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2013, as filed with the SEC on August 7, 2013.

(30)	Incorporated herein by reference to Exhibit 10.39 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on January 14, 2013.

(31)	Incorporated herein by reference to Exhibit 10.35 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2009, as filed with the SEC on November 4, 2009.

(32)	Incorporated herein by reference to Exhibit 10.31 of our annual report on Form 10-K (File No. 000-51329) for the year ended December 31, 2012, as filed with the SEC on March 14, 2013.

(33)	Incorporated herein by reference to Exhibit 10.32 of our annual report on Form 10-K (File No. 000-51329) for the year ended December 31, 2012, as filed with the SEC on March 14, 2013.

(34)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.

(35)	Incorporated herein by reference to Exhibit 10.35 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2013, as filed with the SEC on November 8, 2013

(36)	This certification accompanies the annual report on Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XenoPort, Inc. (Registrant)

February 28, 2014	/s/ Ronald W. Barrett
Ronald W. Barrett Chief Executive Officer and Director

February 28, 2014	/s/ William G. Harris
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ronald W. Barrett Ronald W. Barrett	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014

/s/ William G. Harris William G. Harris	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014

/s/ Paul L. Berns Paul L. Berns	Director	February 28, 2014

/s/ Dennis M. Fenton Dennis M. Fenton	Director	February 28, 2014

/s/ John G. Freund John G. Freund	Director	February 28, 2014

/s/ Catherine J. Friedman Catherine J. Friedman	Director	February 28, 2014

/s/ Jeryl L. Hilleman Jeryl L. Hilleman	Director	February 28, 2014

/s/ Ernest Mario Ernest Mario	Director	February 28, 2014

/s/ William J. Rieflin William J. Rieflin	Director	February 28, 2014

/s/ Wendell Wierenga Wendell Wierenga	Director	February 28, 2014

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)

3.3	Amended and Restated Bylaws(3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

4.1	Specimen Common Stock Certificate(5)

4.2	Form of Right Certificate(6)

4.3	Form of Registered Direct Common Warrant(7)

10.1*	Form of Indemnification Agreement between the Company and its officers and directors(8)

10.2*	Form of Employee Proprietary Information Agreement between the Company and its executive officers(9)

10.3	Lease Agreement, dated September 24, 2001, by and between the Company and Sobrato Interests(9)

10.3.1	First Amendment to Lease Agreement, dated February 29, 2008, by and between the Company and Sobrato Interests(10)

10.3.2	Second Amendment to Lease Agreement, dated October 24, 2012, by and between the Company and SI 34 LLC(11)

10.4	Lease, dated February 29, 2008, by and between the Company and Sobrato Interests(12)

10.4.1	Lease Amendment and Termination Agreement, dated February 12, 2013, by and between the Company and SI 34, LLC(13)

10.5*	1999 Stock Plan(9)

10.6*	Form of Stock Option Agreement under the 1999 Stock Plan(9)

10.7*	2005 Equity Incentive Plan(8)

10.8*	Form of Option Agreement under the 2005 Equity Incentive Plan(8)

10.9*	Form of Stock Unit Award Agreement under the 2005 Equity Incentive Plan(14)

10.10*	Form of Non-Employee Director Stock Unit Award Agreement under the 2005 Equity Incentive Plan (15)

10.11*	2005 Non-Employee Directors’ Stock Option Plan, as amended May 1, 2012(16)

10.12*	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan(17)

10.13*	2005 Employee Stock Purchase Plan(18)

10.14*	Form of 2005 Employee Stock Purchase Plan Offering Document(19)

10.15*	2010 Inducement Award Plan, as amended effective August 1, 2011(20)

10.16*	Form of Option Agreement under the 2010 Inducement Award Plan(21)

10.17*	Form of Stock Unit Award Agreement under the 2010 Inducement Award Plan(22)

10.18*	New Hire Option Agreement between Vincent J. Angotti and the Company(23)

10.19*	Performance Stock Unit Agreement, dated May 13, 2010, between the Company and Ronald W. Barrett, Ph.D.(24)

Exhibit Number	Description of Document

10.20*	Severance Rights Agreement, dated February 9, 2012, between the Company and Ronald W. Barrett, Ph.D.(25)

10.21*	Form of Severance Rights Agreement, between the Company and each of Vincent J. Angotti, Gregory T. Bates, D.V.M., Gianna M. Bosko, William G. Harris, Richard Kim, M.D., and David R. Savello, Ph.D.(26)

10.22*	Form of Change of Control Agreement between the Company and certain of its officers(27)

10.23*	XenoPort, Inc. Corporate Bonus Plan, amended and restated effective June 1, 2012(28)

10.24*	Term Sheet for Non-Employee Director Compensation(29)

10.25*	2013 Executive Compensation Information(30)

10.26*	2014 Executive Compensation Information

10.27†	Amended and Restated Distribution and License Agreement, dated as of October 31, 2009, between the Company and Astellas Pharma Inc.(31)

10.28†	Termination and Transition Agreement, dated November 8, 2012, by and between the Company and Glaxo Group Limited (32)

10.29	Stock Purchase Agreement, dated November 8, 2012, by and between the Company and Glaxo Group Limited (33)

10.30	Rights Agreement, dated as of December 15, 2005, by and between the Company and Mellon Investor Services LLC(34)

10.31††	Master Manufacturing and Supply Agreement, dated as of September 25, 2013, by and between the Company and Patheon Pharmaceuticals Inc. (35)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Combined Fixed Charges and Preferred Stock Dividends

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in the signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(36)

99.1	Unaudited pro forma condensed combined statement of comprehensive loss for the year ended December 31, 2013

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensation plan or arrangement.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

††	Confidential treatment has been requested for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 18, 2012.

(3)	Incorporated herein by reference to Exhibit 3.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.

(5)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.

(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 30, 2008.

(8)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on March 2, 2005.

(9)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(10)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2008, as filed with the SEC on May 8, 2008.

(11)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2012, as filed October 25, 2012.

(12)	Incorporated herein by reference to Exhibit 10.32 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2008, as filed with the SEC on May 8, 2008.

(13)	Incorporated herein by reference to the same numbered exhibit of our annual report on Form 10-K (File No. 000-51329) for the year ended December 31, 2012, as filed with the SEC on March 14, 2013.

(14)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2008, as filed with the SEC on August 7, 2008.

(15)	Incorporated herein by reference Exhibit 10.35 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012.

(16)	Incorporated herein by reference Exhibit 10.33 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012.

(17)	Incorporated herein by reference Exhibit 10.34 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012.

(18)	Incorporated herein by reference to Exhibit 10.11 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on March 2, 2005.

(19)	Incorporated herein by reference to Exhibit 10.12 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on March 2, 2005.

(20)	Incorporated herein by reference to Exhibit 10.17 of our quarterly report on Form 10-Q (File No. 000-51329), as filed with the SEC on August 5, 2011.

(21)	Incorporated herein by reference to Exhibit 99.3.2 of our registration statement on Form S-8 (File No. 333-166760), as filed with the SEC on May 12, 2010.

(22)	Incorporated herein by reference to Exhibit 99.3.3 of our registration statement on Form S-8 (File No. 333-166760), as filed with the SEC on May 12, 2010.

(23)	Incorporated herein by reference to Exhibit 99.4 of our registration statement on Form S-8 (File No. 333-150730), as filed with the SEC on May 8, 2008.

(24)	Incorporated herein by reference to Exhibit 10.41 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2010, as filed with the SEC on August 6, 2010.

(25)	Incorporated herein by reference to Exhibit 10.39 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 10, 2012.

(26)	Incorporated herein by reference to Exhibit 10.40 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 10, 2012.

(27)	Incorporated herein by reference to Exhibit 10.13 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2007, as filed with the SEC on November 9, 2007.

(28)	Incorporated herein by reference to Exhibit 10.38 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2012, as filed with the SEC on August 8, 2012.

(29)	Incorporated herein by reference to Exhibit 10.34 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2013, as filed with the SEC on August 7, 2013.

(30)	Incorporated herein by reference to Exhibit 10.39 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on January 14, 2013.

(31)	Incorporated herein by reference to Exhibit 10.35 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2009, as filed with the SEC on November 4, 2009.

(32)	Incorporated herein by reference to Exhibit 10.31 of our annual report on Form 10-K (File No. 000-51329) for the year ended December 31, 2012, as filed with the SEC on March 14, 2013.

(33)	Incorporated herein by reference to Exhibit 10.32 of our annual report on Form 10-K (File No. 000-51329) for the year ended December 31, 2012, as filed with the SEC on March 14, 2013.

(34)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.

(35)	Incorporated herein by reference to Exhibit 10.35 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2013, as filed with the SEC on November 8, 2013

(36)	This certification accompanies the annual report on Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of XenoPort, Inc.

We have audited the accompanying balance sheets of XenoPort, Inc. as of December 31, 2013 and 2012, and the related statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XenoPort, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), XenoPort, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 28, 2014

XENOPORT, INC.

BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except per share amounts)
Current assets:
Cash and cash equivalents	$20,584	$36,134
Short-term investments	38,074	102,868
Accounts receivable	939	—
Right to the HORIZANT business	—	13,557
Inventories	1,262	—
Prepaids and other current assets	2,826	2,529

Total current assets	63,685	155,088
Property and equipment, net	2,552	1,528
Long-term inventories	10,185	—
Restricted investments and other assets	2,119	2,432

Total assets	$78,541	$159,048

Current liabilities:
Accounts payable	$1,432	$567
Accrued compensation	2,741	4,875
Accrued restructuring charges	—	993
Accrued preclinical and clinical costs	824	4,397
Other accrued liabilities	3,938	1,424
Deferred revenue	1,134	1,515

Total current liabilities	10,069	13,771
Deferred revenue	11,997	12,753
Other noncurrent liability	2,782	2,314
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 47,800 and 47,068 shares issued and outstanding, at December 31, 2013 and 2012, respectively	48	47
Additional paid-in capital	591,128	581,741
Accumulated other comprehensive income	—	22
Accumulated deficit	(537,483)	(451,600)

Total stockholders’ equity	53,693	130,210

Total liabilities and stockholders’ equity	$78,541	$159,048

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenues:
Product sales, net	$6,414	$—	$—
Collaboration revenue	1,137	11,515	8,515
Royalty revenue	400	109	—
Net revenue from unconsolidated joint operating activities	—	10,000	35,000

Total revenues	7,951	21,624	43,515

Operating expenses:
Cost of product sales	1,170	—	—
Research and development	33,325	42,947	43,788
Selling, general and administrative	59,084	30,244	30,427
Gain on litigation settlement	—	(20,499)	—
Restructuring charges	—	—	2,923

Total operating expenses	93,579	52,692	77,138

Loss from operations	(85,628)	(31,068)	(33,623)
Interest income	213	254	243
Interest expense	(468)	—	—

Net loss	(85,883)	(30,814)	(33,380)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	(22)	38	(10)

Comprehensive loss	$(85,905)	$(30,776)	$(33,390)

Basic and diluted net loss per share	$(1.81)	$(0.78)	$(0.94)

Shares used to compute basic and diluted net loss per share	47,545	39,434	35,400

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance at December 31, 2010	35,226,762	$35	$481,336	$(6)	$(387,406)	$93,959
Issuance of common stock upon exercise of options and vesting of restricted stock units	143,969	—	(624)	—	—	(624)
Issuance of common stock in connection with Employee Stock Purchase Plan	143,905	—	802	—	—	802
Employee stock-based compensation expense	—	—	14,388	—	—	14,388
Change in unrealized gains (losses) on investments	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(33,380)	(33,380)

Balance at December 31, 2011	35,514,636	35	495,902	(16)	(420,786)	75,135
Issuance of common stock upon exercise of options and vesting of restricted stock units	259,650	1	(481)	—	—	(480)
Issuance of common stock in connection with Employee Stock Purchase Plan	185,249	—	763	—	—	763
Employee stock-based compensation expense	—	—	12,281	—	—	12,281
Issuance of common stock upon public offering, net of offering costs	7,076,922	7	43,012	—	—	43,019
Issuance of common stock to Glaxo Group Limited, or GSK	4,031,212	4	30,264	—	—	30,268
Change in unrealized gains (losses) on investments	—	—	—	38	—	38
Net loss	—	—	—	—	(30,814)	(30,814)

Balance at December 31, 2012	47,067,669	47	581,741	22	(451,600)	130,210
Issuance of common stock upon exercise of options and vesting of restricted stock units	590,242	1	(1,876)	—	—	(1,875)
Issuance of common stock in connection with Employee Stock Purchase Plan	142,455	—	719	—	—	719
Employee stock-based compensation expense	—	—	10,544	—	—	10,544
Change in unrealized gains (losses) on investments	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(85,883)	(85,883)

Balance at December 31, 2013	47,800,366	$48	$591,128	$—	$(537,483)	$53,693

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Operating activities
Net loss	$(85,883)	$(30,814)	$(33,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,199	2,516	3,513
Accretion of investment discounts and amortization of investment premiums, net	1,007	1,295	677
Stock-based compensation expense	10,544	12,281	14,388
Gain on litigation settlement, net of stock premium in connection with the stock purchase agreement with GSK	—	(11,243)	—
Changes in assets and liabilities:
Accounts receivable	(939)	—	—
Prepaids and other current and noncurrent assets	16	712	(248)
Inventories	286	—	—
Accounts payable	865	(465)	517
Accrued compensation	(2,134)	699	1,683
Accrued restructuring charges	(993)	(1,737)	2,730
Accrued preclinical and clinical costs	(3,573)	(36)	(451)
Other accrued liabilities, current and noncurrent	2,839	677	(1,333)
Deferred revenue, current and noncurrent	(1,137)	(1,515)	(1,515)

Net cash used in operating activities	(77,903)	(27,630)	(13,419)

Investing activities
Purchases of investments	(91,000)	(147,645)	(141,357)
Proceeds from maturities of investments	154,765	112,576	157,017
Purchases of property and equipment	(256)	(123)	(225)

Net cash provided by (used in) investing activities	63,509	(35,192)	15,435

Financing activities
Net cash proceeds provided by (used in) issuance of common stock and exercise of stock options	(1,156)	43,302	178
Proceeds from issuance of common stock to GSK in connection with the stock purchase agreement	—	30,268	—

Net cash provided by (used in) financing activities	(1,156)	73,570	178

Net increase (decrease) in cash and cash equivalents	(15,550)	10,748	2,194
Cash and cash equivalents at beginning of period	36,134	25,386	23,192

Cash and cash equivalents at end of period	$20,584	$36,134	$25,386

Non-cash investing activity
Right to the HORIZANT business	$—	$13,557	$—
Inventories	$11,733	$—	$—
Manufacturing property and equipment	$1,967	$—	$—

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Nature of Operations

XenoPort, Inc., or the Company, was incorporated in the state of Delaware on May 19, 1999. The Company is a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates for the potential treatment of neurological and other disorders. The Company is currently commercializing HORIZANT® (gabapentin enacarbil) Extended-Release Tablets in the United States and is developing its novel fumaric acid ester product candidate, XP23829, as a potential treatment for psoriasis and/or relapsing forms of multiple sclerosis, or MS. The Company’s pipeline of product candidates also includes potential treatments for patients with spasticity related to spinal cord injury and Parkinson’s disease. HORIZANT and the Company’s product candidates are prodrugs that are typically created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct limitations in the oral absorption, distribution and/or metabolism of the parent drug. HORIZANT and each of the Company’s product candidates are orally-available, patented molecules that address potential markets with clear unmet medical needs. The Company’s facilities are located in Santa Clara, California.

On November 8, 2012, the Company reached an agreement with Glaxo Group Limited, or GSK, to terminate the Amended and Restated Development and Commercialization Agreement dated November 7, 2010, between the Company and GSK regarding HORIZANT.

Under the terms of the November 2012 termination and transition agreement, during a transition period that ended on April 30, 2013, GSK continued to exclusively commercialize, promote, manufacture and distribute HORIZANT in the United States. The Company was not eligible to receive any milestone payments from GSK and did not receive any revenue or incur any losses from GSK’s sales of HORIZANT during the transition period. GSK continued to fully fund the costs associated with the management and conduct of required post-marketing clinical studies initiated by GSK prior to the date of the termination and transition agreement. In addition, GSK provided to the Company inventory of gabapentin enacarbil in GSK’s possession that was not required for use by GSK in the manufacture of HORIZANT and related manufacturing property and equipment. In exchange for such inventory, the Company will make annual payments to GSK of $1,000,000 for six years beginning in 2016, which was recorded at its present value as “Other noncurrent liability” on the Company’s balance sheet for the periods ended December 31, 2013 and December 31, 2012 and is being accreted to its contractual value over the repayment period. Pursuant to a separate stock purchase agreement, or SPA, entered into between the Company and GSK on November 8, 2012, GSK purchased $20,000,000 of the Company’s common stock, or an aggregate of 1,841,112 shares at $10.863 per share, which per share price represented a 12.5 percent premium to the average of the closing prices of the Company’s common stock for the ten trading days prior to October 31, 2012. In addition, on November 9, 2012, the Company exercised a put option requiring GSK to purchase an additional 2,190,100 shares of the Company’s common stock at $9.132 per share, which per share price represented a 12.5 percent premium to the average of the closing prices of the Company’s common stock for the ten trading days prior to November 9, 2012. On May 1, 2013, the Company completed the acquisition of the HORIZANT business in accordance with the termination and transition agreement and assumed all responsibilities and associated rights for the further development, manufacturing and commercialization of HORIZANT in the United States on that date. GSK was responsible for the commercial manufacture and supply of HORIZANT during the transition period. GSK also supplied the Company with HORIZANT following the end of the transition period through October 2013 and also performed certain validation work with respect to the 300 mg dosage form of HORIZANT and other services for the Company through December 2013. The Company did not assume any liabilities of GSK’s HORIZANT business as of the acquisition date. This termination and transition agreement between the Company and GSK also provided for a mutual release of claims and resolved all ongoing litigation between the parties.

Basis of Preparation

The Company’s financial statements are prepared in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, which is the single source of authoritative U.S. generally accepted accounting principles, or GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents and short-term investments, restricted investments, accounts receivables and accounts payable, approximate their fair value due to their short-term maturities. The Company accounts for the fair value of its financial instruments in accordance with the provisions of the Fair Value Measurement topic of the Codification.

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

Restricted Investments

Under a facilities operating lease agreement, the Company is required to secure a letter of credit with cash or securities. At December 31, 2013 and 2012, the Company recorded $1,500,000 and $1,705,000, respectively, of restricted investments related to the letter of credit (see Note 8 for more information).

In connection with the Company’s license to use radioactive materials in its research facilities, it must maintain a $225,000 letter of credit with the Radiological Health Branch of the State of California. This requirement has been fulfilled through certificates of deposit with a financial institution. The fair value of the secured amount of $225,000 and $250,000 was classified as restricted investments in the accompanying balance sheets at both December 31, 2013 and 2012.

Segment Information

The Company operates in one operating segment, which is the development and commercialization of product candidates for the potential treatment of neurological and other disorders, and has operations solely in the United States. To date, all of the Company’s revenues from product sales are related to sales of HORIZANT in the United States. The Company has recognized up-front license payment and royalty revenue under its collaboration agreement with Astellas Pharma Inc. (see Note 2 for more information on the collaboration agreement).

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

The Company is subject to credit risk from its accounts receivable related to product sales. The Company’s trade accounts receivable arises from product sales in the United States. Three wholesale distributors represented 47%, 33% and 16% of product sales for the year ended December 31, 2013. These three customers individually comprised 45%, 29% and 22%, respectively, of product sales related to accounts receivable as of December 31, 2013. Accounts receivable balances related to product sales were $939,000 for the year ended December 31, 2013. The Company did not have product sales and accounts receivable as of December 31, 2012. To date, the Company has not experienced any losses with respect to the collection of its accounts receivable and believes that its accounts receivable are collectible.

The Company relies on a single third-party contract manufacturer organization to manufacture HORIZANT.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, which is generally five to ten years for the Company’s laboratory equipment, furniture and fixtures and manufacturing property and equipment and generally three years for the Company’s computer equipment and software. Leasehold improvements are amortized over their estimated useful lives or the remaining lease term, whichever is shorter.

Revenue Recognition

Product Sales

The Company began selling HORIZANT to wholesalers in May 2013 following the return of the Company’s commercial rights from GSK. The Company recognizes revenue from HORIZANT product sales when there is persuasive evidence that an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectability is reasonably assured. Revenue from product sales is recorded net of estimated allowances for customer incentives such as cash discounts for prompt payment, distributor fees, expected returns, as appropriate (which are based on an analysis of historical return rates and deductions of HORIZANT, since its commercial launch by GSK in the second quarter of 2011), government rebates such as Medicaid reimbursements and patient assistance programs. Calculating certain of these items involves estimates and judgments based on contractual terms, historical utilization rates data for HORIZANT and new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, the Company’s expectations regarding future utilization rates for these programs and channel inventory data. If future actual results vary from the Company’s estimates, the Company may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment.

Items Deducted from Gross Product Sales

Prompt Pay Discount

The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. Based on GSK’s commercialization experience, the Company expects customers to continue to comply with the prompt payment terms to earn the cash discount as the Company is selling HORIZANT to the same customers under similar prompt payment terms and conditions. The Company estimates cash discounts for prompt payment based on contractual terms, GSK’s historical customer utilization rates and the Company’s historical customer utilization rates. The Company accounts for cash discounts by reducing accounts receivable by the full amount and recognizing the discount as a reduction of revenue in the same period the related revenue is recognized.

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

Product Returns

The Company does not provide its customers with a general right of product return, but permits returns if the product is damaged or defective when received by the customer, or if the product has or is nearly expired. HORIZANT tablets currently have a shelf-life of 36 months from the date of manufacture. The Company will accept returns for products that will expire within six months or that have expired up to one year after their expiration dates. The Company obtained actual return history by type from GSK since GSK’s product launch in 2011, which provides a basis to reasonably estimate the Company’s future product returns. The Company estimates returns taking into consideration Company-specific adjustments to GSK’s returns history, the shelf life of product, shipment and prescription trends and estimated distribution channel inventory levels.

Government Rebates and Chargebacks

The Company participates in a number of government rebate programs, such as the Medicaid Drug Rebate Program that provides assistance to eligible low-income patients based on each individual state’s guidelines regarding eligibility and services, Public Health Services or 340b programs, and the Medicare Part D Coverage Gap Discount Program, which provides rebates on prescriptions that fall within the “donut hole” coverage gap; and the Department of Veterans Affairs that offers discounts to authorized users of HORIZANT. HORIZANT is also listed on the Federal Supply Schedule, or FSS, of the General Services Administration which provides a discount to the Department of Defense, Department of Veterans Affairs, and TriCare. The Company estimates reductions to the Company’s revenues for government rebate programs based on product pricing, current rebates, GSK’s historical utilization rates, the Company’s actual utilization rates, new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, the Company’s expectations regarding future rebates for these programs and estimated levels of inventory in the distribution channel.

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

Multiple-Element Arrangements

Revenue arrangements are accounted for in accordance with the provisions of the Revenue Recognition-Multiple-Element Arrangements topic of the Codification.

In evaluating arrangements with multiple elements, the Company considers whether components of the arrangement represent separate units of accounting based upon whether certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. This evaluation requires subjective determinations and requires management to make judgments about the fair value of individual elements and whether such elements are separable from other aspects of the contractual relationship. The consideration received in such arrangements is allocated among the separate units of accounting based on the relative selling price method under which the selling price for each deliverable is determined using vendor-specific objective evidence of selling price, if it exists; otherwise, third-party evidence of selling price. If vendor-specific objective evidence and third-party evidence of selling price are not available for a deliverable, the Company will use its best estimate of the selling price for that deliverable when applying the relative selling price method. The applicable revenue recognition criteria are applied to each of the separate units.

Revenues from multiple deliverables combined as a single unit of accounting are deferred and recognized over the period during which the Company remains obligated to perform services. The specific methodology for the recognition of the revenue (e.g., straight-line or according to specific performance criteria) is determined on a case-by-case basis according to the facts and circumstances applicable to a given agreement.

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

•

Milestones.    Revenue recognition will occur only if the consideration earned from the achievement of a milestone meets all the criteria for the milestone to be considered substantive at the inception of the arrangement, such that it: (i) is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (ii) relates solely to past performance; and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

The Company will assess the nature of contingent payments, and appropriate accounting for, these payments on a case-by-case basis in accordance with the provisions of the Revenue Recognition topic of the Codification.

•

Profit and loss sharing.    This represented the Company’s share of the profits and losses from the co-promotion of HORIZANT with GSK under the terminated collaboration with GSK. Amounts were recognized in the period in which the related activities occurred, and their financial statement classification was based on the Company’s assessment that these activities constituted part of the Company’s ongoing central operations.

•

Product royalties.    The Company is entitled to receive royalties on net sales of gabapentin enacarbil (known as REGNITE) in Japan. Astellas initiated sales of REGNITE in Japan in July 2012, and the Company recognizes the associated product royalties when they can be reliably measured and collectability is reasonably assured (generally upon receipt of the royalty payment).

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out, or FIFO, basis. The Company regularly evaluates the Company’s inventories for excess quantities and obsolescence (expiration), taking into account such factors as historical and anticipated future sales compared to quantities on hand and the remaining shelf life of HORIZANT. Write-downs of inventories are considered to be permanent reductions in the cost basis of inventories.

Inventories that are not expected to be consumed within 12 months following the balance sheet date are classified as long-term inventories.

Inventories as of December 31, 2013 were summarized as follows (in thousands):

Raw materials	$10,258
Work in progress	76
Finished goods	1,113

Total inventory	11,447
Less: Long-term inventories	10,185

Total inventory classified as current	$1,262

Long-term inventories consist of Active Pharmaceutical Ingredient, or API, of gabapentin enacarbil used for production of the Company’s product HORIZANT. The Company evaluates demand for HORIZANT and expected consumption of the API based on long-term projected sales of HORIZANT.

The Company did not have inventories as of December 31, 2012.

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

On June 14, 2013, the Company implemented a reduction in force that included the elimination of certain non-executive positions as the Company completed certain work projects on its arbaclofen placarbil development program. As a result, the Company recorded severance benefits charges of $703,000 in 2013, which were included in the “Research and development” line of the “Operating expenses” section of the Company’s statements of comprehensive loss. As of December 31, 2013, there was no associated liability balance.

Stock-Based Compensation

The Compensation — Stock Compensation topic of the Codification establishes accounting for stock-based awards exchanged for employee services. In accordance with this topic, for stock options, awards and stock purchase rights under the Company’s employee stock purchase plan, or ESPP, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period.

The effect of recording stock-based compensation under the Compensation — Stock Compensation topic was as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Stock-based compensation by type of award:
Employee stock options and awards	$10,083	$11,956	$14,044
ESPP	461	325	344

Total stock-based compensation	$10,544	$12,281	$14,388

Effect on basic and diluted net loss per share	$(0.22)	$(0.31)	$(0.41)

The Company’s employee non-cash stock-based compensation was reported as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Research and development	$3,059	$4,364	$5,208
Selling, general and administrative	7,485	7,917	9,180

	$10,544	$12,281	$14,388

Valuation Assumptions

The Company estimates the fair value of all of its stock options and stock purchase rights on the date of grant using a Black-Scholes valuation model that requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company derived the expected life assumptions using data obtained from similar entities, taking into consideration factors such as industry, stage of life cycle, size and financial leverage. The Company has determined that its historical volatility can be used to derive the expected stock price volatility assumption. The Company expenses the resulting charge using the straight-line attribution method over the vesting period. Restricted stock units are measured at the fair value of the Company’s common stock on the date of grant and expensed over the period of vesting using the straight-line attribution approach. The calculation of the Black-Scholes valuations used the following weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Dividend yield	0%	0%	0%
Volatility for options	0.82	0.81	0.77
Volatility for ESPP	0.59	0.65	0.73
Weighted-average expected life of options (years)	5.25	5.09	5.34
Weighted-average expected life of ESPP rights (years)	0.5	0.5	0.5
Risk-free interest rate for options	0.70-1.60%	0.62-1.02%	0.90-2.26%
Risk-free interest rate for ESPP rights	0.07-0.17%	0.07-0.27%	0.07-0.19%

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

As of December 31, 2013, the Company had unrecognized tax benefits and expects no significant changes in unrecognized tax benefits in the next 12 months (see Note 11 for more information).

The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes.

Comprehensive Loss

The Company presents all non-owner changes in stockholders’ equity in a single continuous statement of comprehensive loss and shows: (i) each component of net loss along with total net loss; (ii) each component of other comprehensive loss along with a total for other comprehensive loss; and (iii) a total amount for comprehensive loss. The Company’s other comprehensive loss is comprised of unrealized gains (losses) on available-for-sale securities.

Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are charged to expense as incurred. Advertising expenses for the year ended December 31, 2013, was $8,244,000. The Company did not have advertising costs for the years ended December 31, 2012 and 2011.

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

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Numerator:
Net loss	$(85,883)	$(30,814)	$(33,380)

Denominator:
Weighted-average common shares outstanding	47,545	39,434	35,400

Basic and diluted net loss per share	$(1.81)	$(0.78)	$(0.94)

Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Restricted stock units and options to purchase common stock	6,824	6,339	5,903
Warrants outstanding	283	283	305

	7,107	6,622	6,208

On January 29, 2014, the Company completed an underwritten public offering of 12,000,000 shares of its common stock at a price to the public of $6.00 per share (see Note 14 for more information).

2.    Collaboration Agreements

Astellas Pharma Inc.

In December 2005, the Company entered into an agreement pursuant to which it licensed to Astellas Pharma Inc., exclusive rights to develop and commercialize gabapentin enacarbil in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. Astellas commenced commercialization of gabapentin enacarbil in Japan, and began selling gabapentin enacarbil in July 2012 under the trade name of REGNITE® (gabapentin enacarbil) Extended-Release Tablets. In May 2013, Astellas notified the Company that it did not have plans for the commercialization of gabapentin enacarbil in the five other Asian countries in its territory. As a result, in May 2013, the rights to gabapentin enacarbil in Korea, the Philippines, Indonesia, Thailand and Taiwan reverted to the Company. In the year ended December 31, 2013, the Company recognized revenue of $1,137,000 representing amortization of the up-front license payment under this agreement. In the years ended December 31, 2012 and 2011, the Company recognized revenue of $1,515,000, representing amortization of the up-front license payment under this agreement. In the year ended December 31, 2012, the Company also recognized a $10,000,000 milestone payment in connection with the approval of REGNITE in Japan and, for the year ended December 31, 2011, the Company also recognized a $7,000,000 milestone payment in connection with the U.S. Food and Drug Administration, or FDA, approval of gabapentin enacarbil for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults. For the year ended December 31, 2013, the Company recognized $400,000 in royalty revenue. In the three months ended December 31, 2012, the Company recognized $109,000 in royalty revenue based on the third quarter 2012 net sales. As of December 31, 2013, the Company had recognized an aggregate of $52,378,000 of revenue pursuant to this agreement. At December 31, 2013, $13,131,000 of revenue was deferred under this agreement and was being recognized on a straight-line basis over a period that the Company expects to remain obligated to provide services, of which $1,134,000 was classified within current liabilities and the remaining $11,997,000 was recorded as a noncurrent liability.

Glaxo Group Limited

Prior to the November 2012 termination and transition agreement (see Note 1 for more information), in January 2012, the Company provided notice to GSK of the Company’s belief that, among other matters, GSK had materially breached its contractual obligation. In February 2012, the Company and GSK commenced litigation. The November 2012 termination and transition agreement provided for a mutual release of claims and resolved all ongoing litigation between the parties (see Note 3 for more information).

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

In March 2007, GSK made an up-front, non-refundable license payment of $75,000,000. Under the terms of the amended and restated collaboration agreement, the Company received $130,000,000 in aggregate clinical and regulatory event-based payments that have been fully recognized through December 31, 2012, including $10,000,000 received and fully recognized in June 2012 in connection with the first commercial sale of HORIZANT for the management of PHN in adults. The Company concluded that the up-front license payment did not have value to GSK on a stand-alone basis without the benefit of the specified development activities that the Company performed in connection with HORIZANT and that $85,000,000 of milestones paid for clinical trial and pre-clinical activities were either not sufficiently substantive or not sufficiently at risk to be accounted for using the “when-earned” model. Accordingly, these milestones and the up-front payment were combined into one unit of accounting that was recognized over the development period to commercialization of the product, during which time delivery of substantially all of the efforts required for the completion of the Company’s contractual responsibilities under the GSK agreement occurred, and the Company determined that no additional performance obligations resulted from the amended agreement. As of December 31, 2012, the Company had recognized an aggregate of $205,000,000 of up-front license, milestone and contingent event-based payments pursuant to this agreement and no revenue was deferred under this agreement.

The Company’s net revenue from unconsolidated joint operating activities from the GSK collaboration agreement was $0, $10,000,000 and $35,000,000 for the year ended December 31, 2013, 2012 and 2011, respectively.

The following table presents the Company’s total revenues that have been recognized pursuant to its current collaboration agreement with Astellas and its terminated collaboration agreement with GSK (in thousands):

	Year Ended December 31,
	2013	2012	2011
Astellas	$1,537	$11,624	$8,515
GSK	—	10,000	35,000

	$1,537	$21,624	$43,515

3.    Acquisitions and Acquisition-Related Items

On November 8, 2012, the Company reached an agreement with GSK to terminate the collaboration agreement dated November 7, 2010 between the Company and GSK (see Note 1 for more information on the termination and transition agreement and see Note 2 for more information on the terminated collaboration agreement).

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

The Company accounted for the termination and transition agreement and the stock purchase agreement with GSK in accordance with the provisions of the Business Combinations topic of the Codification. Under the provisions of the Business Combinations topic, the acquisition date for a business is the date on which the Company obtains control of the acquiree. The Company obtained control of the HORIZANT business at the end of the transition period, or May 1, 2013. Accordingly, on November 8, 2012, the transaction did not meet the definition of a business combination, and the Company accounted for the transaction as a multiple-element arrangement consisting of the settlement of a pre-existing relationship in exchange for the right to acquire the HORIZANT business at the end of a defined transition period, the sale of common stock at a premium and the obligation by the Company to make certain cash payments to GSK in the future. The value of the HORIZANT business was based on an estimated discounted cash flow analysis attributable to the HORIZANT business.

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

•

The termination and transition agreement provided for a mutual release of claims and resolved all ongoing litigation between the Company and GSK and effectively settled a preexisting relationship (see Note 1 for more information). As a result, the Company recorded a gain on the settlement of litigation, which represented foregone potential future monetary damages. This amount was valued based on a probability weighted scenario analysis that took into consideration the probability of each potential future alternative outcomes of the litigation between the parties.

•	The transaction costs represent direct external costs incurred by the Company in connection with the November 2012 transaction.

The consideration exchanged was recorded in the Company’s financial statements for the year ended December 31, 2012.

On May 1, 2013, the Company obtained control of, and thus completed the acquisition of, the HORIZANT business. The acquisition constituted a business acquisition as defined under the provisions of the Business Combinations topic. Accordingly, the acquisition reflected the removal of the right to the HORIZANT business (which was recorded at fair value, as determined by a discounted cash flow analysis, that remained unchanged as of May 1, 2013), and the recording of the acquisition date fair values of the acquired inventory and manufacturing property and equipment assets. Assets acquired as a result of this transaction were as follows (in thousands):

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

Manufacturing property and equipment acquired included certain equipment and a dedicated manufacturing suite for use in the manufacture of HORIZANT and was recorded at fair value using the replacement cost method. The replacement cost method uses an estimate of the cost of replacing or reproducing an asset to measure value. This amount is then reduced to reflect the amount of depreciation that has accrued given the asset’s age. Other factors and adjustments were considered in concluding on the fair value, including obsolescence of the acquired assets. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, which is ten years.

In 2013, the Company incurred $476,000 in transaction costs related to the HORIZANT business acquisition, which primarily consisted of legal, accounting and valuation-related expenses. These expenses were recorded in the “Selling, general and administrative” line of the “Operating expenses” section of the Company’s statements of comprehensive loss.

As a result of the acquisition of the HORIZANT business, the Company recorded net revenues of $6,414,000 and a net loss of $21,522,000 associated with the HORIZANT business in the Company’s statements of comprehensive loss from the acquisition date through December 31, 2013.

The following unaudited supplemental pro forma information summarizes the combined results of operations of the Company and the HORIZANT business as though the acquisition had occurred on January 1, 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Revenues	$9,128	$28,119
Net loss	$92,791	$84,695

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

4.    Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2013:
Cash	$2,281	$—	$—	$2,281
Money market funds	10,046	—	—	10,046
U.S. government-sponsored agencies	2,500	—	—	2,500
Corporate debt securities	43,831	6	(6)	43,831
Certificates of deposit	1,725	—	—	1,725

	$60,383	$6	$(6)	$60,383

Reported as:
Cash and cash equivalents				$20,584
Short-term investments				38,074
Restricted investments				1,725

				$60,383

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2012:
Cash	$915	$—	$—	$915
Money market funds	20,897	—	—	20,897
U.S. government-sponsored agencies	11,329	1	—	11,330
Corporate debt securities	105,839	32	(11)	105,860
Certificates of deposit	1,955	—	—	1,955

	$140,935	$33	$(11)	$140,957

Reported as:
Cash and cash equivalents				$36,134
Short-term investments				102,868
Restricted investments				1,955

				$140,957

At December 31, 2013 and 2012, the contractual maturities of all investments held were less than one year. All investments have been designated as available-for-sale, and changes to unrealized gains and losses are reflected as the only component of accumulated other comprehensive income. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short-term.

No gross realized gains or losses were recognized in 2013, 2012 or 2011, and accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings in 2013, 2012 or 2011.

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value on a recurring basis and are classified at the following fair value hierarchy (see Note 1 for the Company’s accounting policy on measuring fair value of financial instruments) (in thousands):

Description	Total As of December 31, 2013	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$10,046	$10,046	$—	$—
U.S. government-sponsored agencies	2,500	—	2,500	—
Corporate debt securities	43,831	—	43,831	—
Certificates of deposit	1,725	—	1,725

Total	$58,102	$10,046	$48,056	$—

Description	Total As of December 31, 2012	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$20,897	$20,897	$—	$—
U.S. government-sponsored agencies	11,330	—	11,330	—
Corporate debt securities	105,860	—	105,860	—
Certificates of deposit	1,955	—	1,955	—

Total	$140,042	$20,897	$119,145	$—

5.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Laboratory equipment	$10,701	$11,478
Manufacturing property and equipment	1,967	—
Furniture and fixtures	1,107	1,283
Computer equipment and software	5,475	5,679
Leasehold improvements	3,344	4,596
Construction in-progress	—	104

	22,594	23,140
Less: Accumulated depreciation and amortization	(20,042)	(21,612)

Property and equipment, net	$2,552	$1,528

6.    Other Accrued Liabilities

Other accrued liabilities at December 31, 2013 and December 31, 2012 were as follows (in thousands):

	December 31, 2013	December 31, 2012
Accrued product costs	$1,903	$—
Accrued selling and marketing expenses	883	276
Accrued general and administrative expenses	632	1,047
Other liabilities	520	101

Total other accrued liabilities	$3,938	$1,424

7.    Restructuring

In December 2011, as part of the Company’s ongoing evaluation of its facilities requirements in light of future plans and in connection with the permanent cease use of the leased office space in a building at 3400 Central Expressway, Santa Clara, California, the Company recorded restructuring charges of $2,923,000 in accordance with the Exit or Disposal Cost Obligations topic of the Codification, which were included on a separate line in the Company’s statements of comprehensive loss for the year ended December 31, 2011. The restructuring charges consisted of $2,476,000 of facility-related charges and $447,000 of property and equipment write-offs. In the year ended December 31, 2012, the Company made cash payments of $1,737,000 and the remaining accrued restructuring charges were paid out in 2013. At December 31, 2012, the liability balance, included as “Accrued restructuring charges” on the balance sheets, was $993,000 and all was classified within current liabilities.

8.    Commitments and Contingencies

Operating Leases

In February 2008, the Company entered into a lease for approximately 59,000 square feet of office space at 3400 Central Expressway, Santa Clara, California, the 3400 Lease. The term of the 3400 Lease extended to August 2013, which was 60 months from the date the premises were considered ready for occupation by the Company.

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

In October 2012, the Company further amended the 3410 Lease to extend the term for an additional two years, so that the 3410 Lease will expire on August 27, 2015.

In connection with the 3410 Lease, the Company entered into a letter of credit agreement of $1,500,000 in December 2006. The fair value of the certificate of deposit is presented as restricted investments on the balance sheet at $1,500,000 and $1,705,000 at December 31, 2013 and 2012, respectively. This letter of credit is required until the termination of the lease.

The Company recognized rent expense on a straight-line basis over the applicable lease terms. Rent expense, excluding rent expense recognized as part of the restructuring charges recorded in 2011, was $2,626,000, $3,185,000 and $4,347,000 for the years ended December 31, 2013, 2012, and 2011 respectively. Deferred rent asset of $477,000 and $720,000 at December 31, 2013 and 2012, respectively, represented the difference between rent expense recognized and actual cash payments related to the Company’s operating leases. At December 31, 2013, deferred rent was comprised of a current deferred rent asset of $308,000 and a noncurrent deferred rent asset of $169,000. At December 31, 2012, deferred rent was comprised of a current deferred rent asset of $243,000 and a noncurrent deferred rent asset of $477,000.

At December 31, 2013, future minimum payments under the Company’s non-cancelable operating lease were as follows (in thousands):

Year ending December 31:
2014	$2,127
2015	1,553

Total minimum lease payments	$3,680

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The Company may terminate the indemnification agreements with its officers and directors upon 90 days’ written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of December 31, 2013.

9.    Stockholders’ Equity

Common Stock

At December 31, 2013 and 2012, the Company was authorized to issue 100,000,000 shares of common stock.

Stockholders’ Rights Plan

On December 16, 2005, the Company adopted a preferred stock rights plan pursuant to which each share of the Company’s common stock outstanding has attached to it a preferred stock purchase right, or a right, that confers the right to purchase one one-hundredth of a share of Series A junior participating preferred stock at an exercise price of $140.00 per right, subject to adjustment, and will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or announces a tender offer for 15% or more of the Company’s common stock. If such a person acquires 15% or more of the Company’s common stock, all rights holders, except such person, will be entitled to acquire the Company’s common stock at a discount through the exercise of the right. The rights plan has been designed to discourage acquisitions of more than 15% of the Company’s common stock without negotiations with the board of directors. The rights expire on

January 13, 2016. The rights trade with the Company’s common stock, unless and until they are separated upon the occurrence of certain future events. The board of directors may terminate the rights plan at any time or redeem the rights prior to the time the rights are triggered.

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

In January 2007, the Company’s board of directors approved the use of grants of restricted stock units to employees, directors or consultants under the 2005 Plan as part of the Company’s long-term incentive compensation program. Restricted stock units have no exercise price, are valued using the closing market price on the date of grant and vest as determined by the board of directors, typically either: (i) in annual tranches over a four-year period at the rate of 25% at the end of each year; (ii) in annual tranches over a three-year period at the rate of 25%, 25% and 50%, respectively, at the end of each year; or (iii) in one tranche on the one-year anniversary of the grant date. Employees can elect to have the Company withhold a portion of shares to pay for their payroll taxes in connection with the vesting of restricted stock units, where the Company would then make a cash payment for the associated payroll taxes on behalf of the employees, or employees can elect to make the cash payment for the associated payroll taxes.

In May 2010, the Company granted performance stock unit awards to two executive employees. Each performance stock unit award was scheduled to vest three years from the grant date, with the actual number of shares of common stock of the Company subject to issuance to be between 0% and 200% of the target amount, based on the performance of the Company’s total shareholder return as compared to the total shareholder returns of a group of pre-selected pharmaceutical companies over a performance period ending on the third anniversary of the grant date. The target amount of shares of common stock of the Company that were subject to issuance under the performance stock unit awards was 140,000, and the grant date fair value using a lattice valuation model of these performance stock unit awards was $2,675,000. In 2010, a performance stock unit award representing a target amount of 40,000 shares was cancelled due to the departure of one of the two executive employees. In 2013, 97,300 shares were cancelled based on the performance of the Company’s total shareholder return as compared to the total shareholder returns of a group of pre-selected pharmaceutical companies over the three year performance period. At December 31, 2013, there were no shares outstanding, and the associated expense recognized in the year ended December 31, 2013, 2012 and 2011 was $232,000, $638,000 and $636,000, respectively.

Stock purchase rights, stock bonus rights, stock appreciation rights and other stock awards and rights may be granted by the board of directors to employees, directors and consultants and may be subject to such terms and conditions as the board of directors deems appropriate, although such awards may not be granted with a purchase price below the par value of the stock. Under the terms of the 2005 Plan, the maximum number of shares that may be issued shall not exceed the total of 2,000,000, plus any shares issuable from options previously granted from the 1999 Plan at the date of the Company’s initial public offering, plus an annual increase equal to the lesser of (i) 2.5% of the total number of common shares outstanding at the end of the preceding calendar year and (ii) 2,000,000 common shares. During the year ended December 31, 2013, the annual increase to the 2005 Plan reserve was 1,176,691 shares. At December 31, 2013 and 2012, there were 1,810,768 and 1,208,954 shares, respectively, remaining and available for future grant under the 2005 Plan.

New Employee Inducement Stock Awards

In May 2008, the Company’s Senior Vice President and Chief Commercialization Officer was granted a new employee inducement stock award outside of the Company’s stockholder-approved equity plans consisting of nonqualified stock options to purchase 140,612 shares of the Company’s common stock. The stock options have a per share exercise price of $42.59, the closing trading price of the Company’s common stock on the NASDAQ Global Market on the May 1, 2008 grant date. The stock options have a ten-year term and vested over four years, with 25% cliff vesting on the first anniversary of the May 1, 2008 grant date, and 1/48th of the shares subject to the options vesting monthly thereafter. The Company also granted to the Company’s Senior Vice President and Chief Commercialization Officer a new employee inducement stock award outside of the Company’s stockholder-approved equity plans consisting of restricted stock units for 10,000 shares of the Company’s common stock. The restricted stock units vested in four equal annual installments on each anniversary of the May 1, 2008 grant date.

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

A total of 350,000 shares of common stock were initially authorized for issuance under the 2010 Inducement Plan, and an additional 625,000 shares were authorized for issuance in 2011. Under the terms of the 2010 Inducement Plan, the maximum number of shares that may be issued shall not exceed the total of 975,000. At December 31, 2013 and 2012, there were 365,686 and 752,901 shares, respectively, remaining and available for future grant under the 2010 Inducement Plan.

2005 Non-Employee Directors’ Stock Option Plan

In January 2005, the Company’s board of directors adopted the 2005 Non-Employee Directors’ Stock Option Plan, or the 2005 Directors’ Plan, under which non-statutory options are automatically granted to non-employee directors. Before May 1, 2012, any individual who first became a non-employee director automatically received an option to purchase 25,000 shares subject to vesting in four equal successive annual installments. Effective May 1, 2012, any individual who first becomes a non-employee director automatically receives an option to purchase 30,000 shares subject to vesting in 24 successive equal monthly installments. Prior to May 1, 2012, non-employee directors serving on the date of each annual meeting of stockholders received an option to purchase 10,000 shares subject to vesting in 12 successive equal monthly installments measured from the grant date. Effective May 1, 2012, non-employee directors serving on the date of each annual meeting of stockholders receive an option to purchase 15,000 shares subject to vesting in 12 successive equal monthly installments measured from the grant date. Stock options may be granted at exercise prices no less than the fair value on the grant date and may expire no more than ten years after the date of grant. Under the terms of the 2005 Directors’ Plan, the maximum number of shares that may be issued shall not exceed the total of 150,000, plus an annual increase equal to the excess of (i) the number of shares subject to options granted in the preceding calendar year, over (ii) the number of shares added back to the share reserve from cancellations, provided that such increase shall not exceed 150,000 shares. During the year ended December 31, 2013, the annual increase to the 2005 Directors’ Plan reserve was 135,000 shares. At December 31, 2013 and 2012, there were 30,000 and 15,000 shares, respectively, remaining and available for future grant under the 2005 Directors’ Plan.

A summary of option activity as of and for the year ended December 31, 2013 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2013	4,460,348	$19.19
Options granted	1,198,500	$7.91
Options cancelled	(199,706)	$22.61
Options exercised	(90,178)	$3.45

Outstanding at December 31, 2013	5,368,964	$16.81	5.81	$(989,933)

Exercisable at December 31, 2013	3,968,914	$20.10	4.81	$(644,975)

A summary of restricted stock and performance stock unit activity for the year ended December 31, 2013 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2013	1,878,424	$7.25
Awards granted	681,500	$8.13
Awards cancelled	(302,662)	$10.95
Awards vested	(802,072)	$7.73

Outstanding at December 31, 2013	1,455,190	$7.15

The Company expected that the number of options and restricted stock units that will ultimately vest will be materially similar to the number of options and restricted stock units outstanding at December 31, 2013.

The aggregate intrinsic value of all options outstanding and exercisable at December 31, 2013 was based on a closing stock price of $5.75.

The weighted-average grant date fair values of options granted in the years ended December 31, 2013, 2012 and 2011 were $5.22, $3.12 and $5.26 per share, respectively. The weighted-average grant date fair values of restricted stock units granted in the years ended December 31, 2013, 2012 and 2011 were $8.13, $5.22, and $9.04 per share, respectively.

The total intrinsic value of options exercised in the years ended December 31, 2013, 2012 and 2011 was $304,000, $137,000 and $20,000, respectively. The total fair value of restricted stock units that vested in the year ended December 31, 2013, 2012 and 2011 was $6,202,053, $4,372,000 and $3,406,000, respectively.

As of December 31, 2013, the total compensation cost related to 1,400,050 unvested options and unvested awards’ covering 1,455,190 shares not yet recognized was $12,279,000. This amount will be recognized over an estimated weighted-average amortization period of 2.37 years.

Employee Stock Purchase Plan

As of December 31, 2013, the Company had reserved a total of 1,195,555 shares of common stock for issuance under the ESPP. In addition, the board of directors may increase the share reserve as of each January 1 through January 1, 2015, by an amount not to exceed the lesser of (i) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year or (ii) 250,000 shares. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions during defined offering periods. The price at which the stock is purchased is equal to the lower of 85% of the fair market value of the common stock at the beginning of an offering period or after a purchase period ends. During the years ended December 31, 2013 and 2012, 142,455 shares and 185,249 shares, respectively, were purchased under the ESPP. During the year ended December 31, 2013, the annual increase to the ESPP was 250,000 shares. At December 31, 2013 and 2012, there were 255,602 and 148,057 shares, respectively, remaining and available for future grant under the ESPP.

Warrants

At December 31, 2013, 283,420 warrants were outstanding and exercisable for shares of common stock at $25.40 per share. The warrants expired unexercised at midnight on December 31, 2013.

10.    Preferred Stock

At December 31, 2013 and 2012, the Company was authorized to issue 5,000,000 shares of preferred stock, of which 1,000,000 shares were authorized for issuance as Series A junior participating preferred stock.

11.    Income Taxes

Deferred income taxes reflect the net tax effects of NOL and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets were as follows (in thousands):

	December 31,
	2013	2012
Net operating loss carryforwards	$161,663	$130,104
Research credit carryforwards	30,111	29,847
Capitalized research and development	5,579	7,638
Deferred revenue	4,700	4,994
Stock options	14,672	15,881
Other	1,605	2,656

Total net deferred tax assets	218,330	191,120
Valuation allowance	(218,330)	(191,120)

Net deferred tax assets	$—	$—

Realization of net deferred tax assets is dependent upon the Company generating future taxable income, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $27,210,000, $6,259,000 and $12,301,000 during 2013, 2012 and 2011, respectively.

As of December 31, 2013, the Company had NOL carryforwards for federal income tax purposes of $414,870,000, which expire in the years 2022 through 2033, and federal research and development tax credits of $23,177,000, which expire in the years 2021 through 2033.

As of December 31, 2013, the Company had NOL carryforwards for state income tax purposes of $308,758,000, which expire in the years 2014 through 2033, and state research and development tax credits of $12,009,000, which do not expire.

Approximately $529,000 of the valuation allowance for net deferred tax assets relates to benefits of stock option deductions that, when recognized, will be allocated directly to additional paid-in capital.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. To date, the Company has not been audited by the Internal Revenue Service or any state income tax jurisdiction. Tax years 2003 to 2013 remain subject to examination by the U.S. federal jurisdiction and various state jurisdictions.

Utilization of the Company’s NOL and credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss and credit carryforwards before utilization. As of December 31, 2013, based on the analyses performed on annual limitation as a result of ownership changes that may have occurred from inception through December 2012, the Company expects to be able to use all of the NOL and tax credit carryforwards before their respective expiration periods.

The Company’s unrecognized tax benefits relate to state research and development tax credits claimed on the Company’s state tax returns. The state research and development tax credits have not been utilized, are fully offset by a valuation allowance and currently have no tax impact.

A reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

January 1, 2013	$—
Increases related to current year tax positions	1,340,000

December 31, 2013	$1,340,000

12.    Related-Party Transaction

In May 2011, the Company engaged McKinsey & Company, Inc. to provide consulting services to the Company. Jon R. Duane, a director of McKinsey, is the spouse of Catherine J. Friedman, a member of the Company’s Board of Directors. The Company expensed $1,011,000 through December 31, 2011 in connection with this engagement and none in 2012 and 2013.

13.    Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	Quarter Ended
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012(1)	Sept. 30, 2012	June 30, 2012	March 31, 2012
Selected Quarterly Data:
Total revenues	$2,879	$2,527	$2,086	$459	$487	$379	$10,379	$10,379

Net income (loss)	$(19,138)	$(18,816)	$(24,381)	$(23,548)	$3,042	$(16,753)	$(7,959)	$(9,144)

Basic and diluted net income (loss) per share	$(0.40)	$(0.39)	$(0.51)	$(0.50)	$0.07	$(0.41)	$(0.22)	$(0.26)

(1)	The termination and transition agreement provided for a mutual release of claims and resolved all ongoing litigation between the Company and GSK and effectively settled a preexisting relationship (see Note 1 for more information). As a result, the Company recorded a gain on the settlement of litigation (see Note 3 for more information).

14. Subsequent Event

On January 29, 2014, the Company completed an underwritten public offering of 12,000,000 shares of its common stock at a price to the public of $6.00 per share. Net cash proceeds from the public offering were approximately $67,300,000, after deducting the underwriting discounts and commissions and offering expenses payable by the Company. On February 21, 2014, the underwriters exercised in full their over-allotment option of 1,800,000 shares resulting in cash proceeds of approximately $10,100,000, after deducting the underwriting discounts and commissions and offering expenses payable by the Company.