Form 10-Q
period 2014-03-31
XENOPORT INC
filed 2014-05-09
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Total number of shares of common stock outstanding as of April 15, 2014: 61,893,750.

XENOPORT, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

HORIZANT, REGNITE, Transported Prodrug, XENOPORT and the XenoPort logo are trademarks of XenoPort, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$17,818	$20,584
Short-term investments	104,645	38,074
Accounts receivable	1,231	939
Inventories	1,364	1,262
Prepaids and other current assets	3,409	2,826

Total current assets	128,467	63,685
Property and equipment, net	2,353	2,552
Long-term inventories	10,030	10,185
Restricted investments and other assets	2,055	2,119

Total assets	$142,905	$78,541

Current liabilities:
Accounts payable	$4,480	$1,432
Accrued compensation	3,055	2,741
Accrued preclinical and clinical costs	930	824
Other accrued liabilities	6,325	3,938
Deferred revenue	1,134	1,134

Total current liabilities	15,924	10,069
Deferred revenue	11,714	11,997
Other noncurrent liability	2,896	2,782
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 61,889 and 47,800 shares issued and outstanding, at March 31, 2014 and December 31, 2013, respectively	62	48
Additional paid-in capital	670,344	591,128
Accumulated other comprehensive loss	(4)	—
Accumulated deficit	(558,031)	(537,483)

Total stockholders’ equity	112,371	53,693

Total liabilities and stockholders’ equity	$142,905	$78,541

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Product sales, net	$2,957	$—
Collaboration revenue	283	379
Royalty revenue	135	80

Total revenues	3,375	459

Operating expenses:
Cost of product sales	430	—
Research and development	4,657	13,353
Selling, general and administrative	18,771	10,735

Total operating expenses	23,858	24,088

Loss from operations	(20,483)	(23,629)
Interest income	49	81
Interest expense	(114)	—

Net loss	(20,548)	(23,548)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	(4)	(19)

Comprehensive loss	$(20,552)	$(23,567)

Basic and diluted net loss per share	$(0.36)	$(0.50)

Shares used to compute basic and diluted net loss per share	56,887	47,249

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Operating activities
Net loss	$(20,548)	$(23,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199	313
Accretion of investment discounts and amortization of investment premiums, net	216	314
Stock-based compensation expense	2,684	3,344
Changes in assets and liabilities:
Accounts receivable	(292)	—
Prepaids and other current and noncurrent assets	(519)	(2,501)
Inventories	53	—
Accounts payable	3,048	1,611
Accrued compensation	314	(1,995)
Accrued restructuring charges	—	(445)
Accrued preclinical and clinical costs	106	485
Other accrued liabilities, current and noncurrent	2,501	1,002
Deferred revenue, current and noncurrent	(283)	(379)

Net cash used in operating activities	(12,521)	(21,799)

Investing activities
Purchases of investments	(90,148)	(34,242)
Proceeds from maturities of investments	23,357	42,662
Purchases of property and equipment	—	(168)

Net cash provided by (used in) investing activities	(66,791)	8,252

Financing activities
Net cash proceeds provided by (used in) issuance of common stock and exercise of stock options	76,546	(1,576)

Net cash provided by (used in) financing activities	76,546	(1,576)

Net decrease in cash and cash equivalents	(2,766)	(15,123)
Cash and cash equivalents at beginning of period	20,584	36,134

Cash and cash equivalents at end of period	$17,818	$21,011

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Nature of Operations

XenoPort, Inc., or the Company, was incorporated in the state of Delaware on May 19, 1999. The Company is a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates for the potential treatment of neurological and other disorders. The Company is currently commercializing HORIZANT® (gabapentin enacarbil) Extended-Release Tablets in the United States and developing its novel fumaric acid ester product candidate, XP23829, as a potential treatment for psoriasis and/or relapsing forms of multiple sclerosis, or MS. The Company’s pipeline of product candidates also includes potential treatments for patients with spasticity related to spinal cord injury and Parkinson’s disease. HORIZANT and the Company’s product candidates are prodrugs that are typically created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct limitations in the oral absorption, distribution and/or metabolism of the parent drug. HORIZANT and each of the Company’s product candidates are orally-available, patented molecules that address potential markets with clear unmet medical needs. The Company’s facilities are located in Santa Clara, California.

On November 8, 2012, the Company reached an agreement with Glaxo Group Limited, or GSK, to terminate the Amended and Restated Development and Commercialization Agreement dated November 7, 2010, between the Company and GSK regarding HORIZANT.

Under the terms of the November 2012 termination and transition agreement, during a transition period that ended on April 30, 2013, GSK continued to exclusively commercialize, promote, manufacture and distribute HORIZANT in the United States. The Company was not eligible to receive any milestone payments from GSK and did not receive any revenue or incur any losses from GSK’s sales of HORIZANT during the transition period. GSK continued to fully fund the costs associated with the management and conduct of required post-marketing clinical studies initiated by GSK prior to the date of the termination and transition agreement. In addition, GSK provided to the Company inventory of gabapentin enacarbil in GSK’s possession that was not required for use by GSK in the manufacture of HORIZANT and related manufacturing property and equipment. In exchange for such inventory, the Company will make annual payments to GSK of $1,000,000 for six years beginning in 2016, which was recorded at its present value as “Other noncurrent liability” on the Company’s balance sheet for the periods ended March 31, 2014 and December 31, 2013 and is being accreted to its contractual value over the payment period. On May 1, 2013, the Company completed the acquisition of the HORIZANT business in accordance with the termination and transition agreement and assumed all responsibilities and associated rights for the further development, manufacturing and commercialization of HORIZANT in the United States on that date. GSK was responsible for the commercial manufacture and supply of HORIZANT during the transition period. The Company did not assume any liabilities of GSK’s HORIZANT business as of the acquisition date.

On January 29, 2014, the Company completed an underwritten public offering of 12,000,000 shares of its common stock at a price to the public of $6.00 per share. Net cash proceeds from the public offering were approximately $67,300,000, after deducting the underwriting discounts and commissions and offering expenses payable by the Company. On February 21, 2014, the underwriters exercised in full their option to purchase 1,800,000 additional shares resulting in additional net cash proceeds of approximately $10,100,000, after deducting the underwriting discounts and commissions and offering expenses payable by the Company.

Basis of Preparation

The accompanying financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2014 and comprehensive losses for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, is the single source of authoritative U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014. The results of operations of the acquired HORIZANT business, along with the fair values of the assets acquired in the transaction, have been included in the Company’s financial statements since the May 1, 2013 acquisition date.

2. Collaboration

Astellas Pharma Inc.

In December 2005, the Company entered into an agreement pursuant to which it licensed to Astellas Pharma Inc. exclusive rights to develop and commercialize gabapentin enacarbil in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. Astellas commenced commercialization of gabapentin enacarbil in Japan, and began selling gabapentin enacarbil in Japan in July 2012 under the trade name of REGNITE® (gabapentin enacarbil) Extended-Release Tablets. In May 2013, the rights to gabapentin enacarbil in Korea, the Philippines, Indonesia, Thailand and Taiwan reverted to the Company as Astellas notified the Company that it did not have plans for the commercialization of gabapentin enacarbil in these five Asian countries in its territory. In the three months ended March 31, 2014 and 2013, the Company recognized revenue of $283,000 and $379,000, respectively, representing amortization of the up-front license payment under this agreement. In the three months ended March 31, 2014 and 2013, the Company recognized $135,000 and $80,000, respectively, in royalty revenue. As of March 31, 2014, the Company had recognized an aggregate of $52,796,000 of revenue pursuant to this agreement. At March 31, 2014, $12,848,000 of revenue was deferred under this agreement and is being recognized on a straight-line basis over a period that the Company expects to remain obligated to provide services, of which $1,134,000 was classified within current liabilities and the remaining $11,714,000 was recorded as a noncurrent liability.

3. Acquisition of HORIZANT

On May 1, 2013, the Company obtained control of, and thus completed the acquisition of, certain assets of HORIZANT that constituted an acquisition of a business as defined under the provisions of the Business Combinations topic. Accordingly, the transaction reflected the recording of the acquisition date fair values of the acquired inventory and manufacturing property and equipment assets. Assets acquired as a result of this transaction were as follows (in thousands):

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

Manufacturing property and equipment acquired included certain equipment and a dedicated manufacturing suite for use in the manufacture of HORIZANT and was recorded at fair value using the replacement cost method. The replacement cost method uses an estimate of the cost of replacing or reproducing an asset to measure value. This amount is then reduced to reflect the amount of depreciation that has accrued given the asset’s age. Other factors and adjustments are considered in concluding on the fair value, including obsolescence of the acquired assets. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the respective assets, which is ten years.

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

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net loss	$(20,548)	$(23,548)

Denominator:
Weighted-average common shares outstanding	56,887	47,249

Basic and diluted net loss per share	$(0.36)	$(0.50)

Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Restricted stock units and options to purchase common stock	8,165	7,151
Warrants outstanding	—	283

	8,165	7,434

5. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The carrying amounts of certain of the Company’s financial instruments, including cash, cash equivalents, short-term investments and restricted investments, are stated at fair value. The Company accounts for the fair value of its financial instruments in accordance with the provisions of the Fair Value Measurement topic of the Codification.

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

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2014:
Cash	$6,489	$—	$—	$6,489
Money market funds	11,329	—	—	11,329
Corporate debt securities	104,649	26	(30)	104,645
Certificates of deposit	1,725	—	—	1,725

	$124,192	$26	$(30)	$124,188

Reported as:
Cash and cash equivalents				$17,818
Short-term investments				104,645
Restricted investments				1,725

				$124,188

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2013:
Cash	$2,281	$—	$—	$2,281
Money market funds	10,046	—	—	10,046
U.S. government-sponsored agencies	2,500	—	—	2,500
Corporate debt securities	43,831	6	(6)	43,831
Certificates of deposit	1,725	—	—	1,725

	$60,383	$6	$(6)	$60,383

Reported as:
Cash and cash equivalents				$20,584
Short-term investments				38,074
Restricted investments				1,725

				$60,383

At March 31, 2014, the contractual maturities of all investments held were less than thirteen months. At December 31, 2013, the contractual maturities of all investments held were less than one year. All investments have been designated as available-for-sale, and changes to unrealized gains and losses are reflected as the only component of accumulated other comprehensive loss. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity may be one year or more beyond the current balance sheet date.

No gross realized gains or losses were recognized and accordingly, there were no amounts reclassified out of accumulated other comprehensive loss to earnings in the three months ended March 31, 2014 or in the same period in 2013.

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value on a recurring basis and are classified at the following fair value hierarchy (in thousands):

Description	Total As of March 31, 2014	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$11,329	$11,329	$—	$—
Corporate debt securities	104,645	—	104,645	—
Certificates of deposit	1,725	—	1,725	—

Total	$117,699	$11,329	$106,370	$—

Description	Total As of December 31, 2013	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$10,046	$10,046	$—	$—
U.S. government-sponsored agencies	2,500	—	2,500	—
Corporate debt securities	43,831	—	43,831	—
Certificates of deposit	1,725	—	1,725	—

Total	$58,102	$10,046	$48,056	$—

6. Inventories

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

Inventories that are not expected to be consumed within 12 months following the balance sheet date are classified as long-term inventories.

Inventories as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$10,024	$10,258
Work in progress	443	76
Finished goods	927	1,113

Total inventory	11,394	11,447
Less: Long-term inventories	10,030	10,185

Total inventory classified as current	$1,364	$1,262

Long-term inventories consist of active pharmaceutical ingredient, or API, of gabapentin enacarbil used for production of HORIZANT. The Company evaluates demand for HORIZANT and expected consumption of the API based on long-term projected sales of HORIZANT.

7. Other Accrued Liabilities

Other accrued liabilities at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31, 2014	December 31, 2013
Accrued product costs	$2,034	$1,903
Accrued selling and marketing expenses	2,496	883
Accrued general and administrative expenses	920	632
Other liabilities	875	520

Total other accrued liabilities	$6,325	$3,938

8. Stock-Based Compensation

Details of the Company’s employee non-cash stock-based compensation were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$702	$1,196
Selling, general and administrative	1,982	2,148

	$2,684	$3,344

9. Commitments and Contingencies

On February 10, 2014, Clinton Relational Opportunity Master Fund, L.P., or the Clinton Group, sent a purported advance notice to the Company of its intent to present proposals and to nominate three persons for election to the Company’s board of directors, or the Board, in opposition to the Board’s nominees, at the Company’s 2014 Annual Meeting of Stockholders, or the Annual Meeting. As of the April 15, 2014 record date for the Annual Meeting, the Clinton Group reports that it beneficially owns an aggregate of 1,073,145 shares of the Company’s common stock, constituting approximately 1.7% of the outstanding shares of the Company’s common stock.

In furtherance of the advance notice delivered to the Company by the Clinton Group on February 10, 2014, the Clinton Group filed a definitive proxy statement with the SEC on April 25, 2014 stating that it intends to solicit proxies to vote in favor of its director nominees and the proposals that it purportedly intends to present before the Annual Meeting. As a result, the Company is facing an opposing proxy solicitation, or the proxy contest, with respect to the matters to be voted on at the Annual Meeting. Costs incurred by the Company in connection with the proxy contest for the three months ended March 31, 2014 totaled approximately $138,000, consisting primarily of outside advisory, legal and proxy solicitor fees. In addition, in its definitive proxy statement with the SEC on April 25, 2014, the Clinton Group stated that its proxy solicitation costs are estimated to be approximately $500,000 and that if the Clinton Group’s proxy solicitation is successful, it may seek reimbursement of these costs from the Company. Due to the inherent uncertainty of the proxy contest, including the potential for litigation to arise or to result from the proxy contest, the Company cannot identify the probable or estimable costs that will ultimately be incurred in connection with such matter.

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

HORIZANT has been approved by the U.S. Food and Drug Administration, or FDA, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults and for the management of postherpetic neuralgia, or PHN, in adults. RLS, also known as Willis-Ekbom Disease, is a neurological disorder characterized by an urge to move the legs, usually caused or accompanied by uncomfortable and unpleasant sensations in the legs. PHN is a neuropathic (nerve) pain syndrome that can follow the healing of an outbreak of herpes zoster, commonly known as shingles. REGNITE has been approved by the Japanese Ministry of Health, Labor and Welfare as a treatment for patients with moderate-to-severe primary RLS.

XP23829 is a fumaric acid ester compound and a patented prodrug of monomethyl fumarate, or MMF. Fumaric acid ester compounds have shown immuno-modulatory and neuroprotective effects in cell-based systems and preclinical models of disease. A fumaric acid ester product is approved in Germany for the treatment of psoriasis, and in the United States, a fumaric acid ester compound, known as TECFIDERA (dimethyl fumarate), was approved by the FDA in March 2013 for the treatment of relapsing forms of MS. We have evaluated XP23829 in Phase 1 studies with healthy subjects to determine its safety and pharmacokinetic profile. Based on the favorable preliminary results of XP23829 Phase 1 and toxicology studies, we submitted an Investigational New Drug, or IND, application to the Division of Dermatology and Dental Products of the FDA for XP23829 as a potential treatment for moderate-to-severe chronic plaque type psoriasis. Following clearance of the IND by the FDA, we plan to initiate a Phase 2 clinical trial of XP23829 in patients with moderate-to-severe plaque psoriasis by mid-2014. We intend to evaluate once-a-day and twice-a-day dosing of XP23829 in this trial.

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

The potential for HORIZANT and/or our product candidates could be enhanced through collaboration agreement(s) that would further development and enhance commercialization efforts of these assets. As such, we plan to enter into collaboration agreements with pharmaceutical companies for HORIZANT and/or our product candidates: (1) when access to a primary care physician or an expanded sales force is necessary to maximize the commercial potential of an asset; (2) for the development of an asset outside the United States; or (3) to develop and commercialize an asset for indications that fall outside our core focus or our core development capabilities.

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

Historically, revenues recognized through May 1, 2013 were primarily comprised of up-front, milestone and contingent event-based payments from our collaboration agreements. However, as a result of our termination and transition agreement with GSK and the return of the commercialization rights to HORIZANT to us, our revenues for the three months ended March 31, 2014 consisted primarily of revenues from HORIZANT product sales. Likewise, we expect the future composition of our revenues to consist primarily of revenues from HORIZANT product sales. Although we have begun to recognize revenue from HORIZANT product sales in the United States, our lack of commercialization experience, as an organization and with respect to HORIZANT product sales, will make future operating results difficult to predict. In this regard, our product sales revenue may vary significantly from period to period as our commercialization efforts progress, and we may be unable to meaningfully increase HORIZANT product sales above the levels recorded by GSK or otherwise successfully commercialize HORIZANT in a timely manner or at all. We also expect that the expenses of maintaining sales and marketing capabilities and a distribution and supply chain infrastructure will continue to be substantial, and these costs may exceed the revenues that we are able to generate from HORIZANT product sales. We recorded $3.0 million in net sales from HORIZANT for the three months ended March 31, 2014.

Gabapentin enacarbil is licensed to Astellas in Japan. We are entitled to receive percentage-based high-teen royalties on net sales of REGNITE in Japan, and the royalties will be recognized as revenue when royalty payments are received. In the three months ended March 31, 2014, the royalty revenue from net sales of REGNITE in Japan was $0.1 million. We expect royalty revenues from our collaboration with Astellas to fluctuate based on the results of their commercialization, marketing and distribution efforts for REGNITE in Japan. Additionally, we expect revenues to fluctuate to the extent we enter into new collaborative agreements for our marketed product or any of our product candidates. Prior to May 2013, Astellas also held rights to gabapentin enacarbil in five other Asian countries, including Korea, the Philippines, Indonesia, Thailand and Taiwan. In May 2013, all rights to gabapentin enacarbil in these five countries reverted to us.

We expect our research and development expenses to decrease in 2014 compared to 2013 levels primarily due to our decision to terminate further investment in AP as a potential treatment for spasticity in patients with MS as a result of the negative results obtained in our pivotal Phase 3 clinical trial of AP for such treatment, which will be partially offset by expected increased development expenses for XP23829, including our planned Phase 2 clinical trial in patients with moderate-to-severe plaque psoriasis expected to be initiated by mid-2014. The timing and amount of research and development expenses incurred will primarily depend upon the extent of current or future clinical trials for XP23829 as well as the related expenses associated with our development organization, regulatory requirements for our product candidates, product candidate manufacturing costs and our ability to raise additional funds. Our future research and development expenses are subject to numerous assumptions that may prove to be wrong and also are subject to risks related to the difficulty and uncertainty of clinical success and regulatory approvals of our product candidates. While we expect that our research and development expenses will decrease in 2014, we expect our selling, general and administrative expenses to increase compared to 2013 levels primarily due to the full-year effect of expenses incurred in maintaining sales, marketing, distribution and other commercial capabilities for HORIZANT, largely through third-party service providers.

On January 29, 2014, we completed an underwritten public offering of 12,000,000 shares of our common stock at a price to the public of $6.00 per share. Net cash proceeds from the public offering were approximately $67.3 million, after deducting the underwriting discounts and commissions and offering expenses payable by us. On February 21, 2014, the underwriters exercised in full their option to purchase 1,800,000 additional shares resulting in additional net cash proceeds of approximately $10.1 million, after deducting the underwriting discounts and commissions and offering expenses payable by us.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, inventories stock-based compensation, fair value measurements and accrued expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and significant judgments and estimates are detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.

Results of Operations

Three Months Ended March 31, 2014 and 2013

Revenues

Our net product sales revenue was from the sales of HORIZANT after the transition period ended on April 30, 2013. Our collaboration revenue consisted of the recognition of revenues from up-front and milestone payments from our collaboration with Astellas. Our royalty revenue was also from our collaboration with Astellas and was based on net sales of REGNITE in Japan.

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(In thousands, except percentages)
Product sales, net	$2,957	$—	$2,957	100%
Collaboration revenue	283	379	(96)	(25)%
Royalty revenue	135	80	55	69%

Total revenues	$3,375	$459	$2,916	635%

The increase in net product sales for the three months ended March 31, 2014 was due to the acquisition of the HORIZANT business on May 1, 2013 and our first commercial sales in the second quarter of 2013.

As a result of our termination and transition agreement with GSK and the return of the HORIZANT commercialization rights to us, we expect the future composition of our revenues to consist primarily of revenues from HORIZANT product sales. We expect our HORIZANT product sales to increase in 2014 compared to 2013 levels and that they will be dependent upon the success of our strategies for commercialization, promotion, manufacturing and distribution, as well as our ability to successfully execute on these activities and to comply with applicable laws, regulations and regulatory requirements. We expect royalty revenues from our collaboration with Astellas to fluctuate based on the results of their commercialization, marketing and distribution efforts for REGNITE in Japan. Additionally, we expect revenues to fluctuate to the extent we enter into new collaborative agreements for our marketed product or any of our product candidates.

Cost of Product Sales

Cost of product sales consisted of the direct and indirect costs to manufacture product sold, including tableting, packaging, storage, shipping and handling costs related to our product sales of HORIZANT. Cost of product sales also included raw materials, specifically gabapentin enacarbil, as acquired from GSK as part of the acquisition of the HORIZANT business and recorded at fair value. The fair value of the inventory acquired from GSK represents a lower cost than if new raw materials were purchased at current third-party costs.

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(In thousands, except percentages)
Cost of product sales	$430	$—	$430	100%

Cost of product sales increased in the three months ended March 31, 2014 due to HORIZANT product sales that commenced in May 2013.

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

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(In thousands, except percentages)
Research and development	$4,657	$13,353	$(8,696)	(65)%

The decrease in research and development expenses in the three months ended March 31, 2014 compared to the same period in 2013 was principally due to the following:

•	decreased net costs for AP of $4.6 million primarily due to decreased clinical and manufacturing costs as a result of the termination of further development of AP as a potential treatment for spasticity in patients with MS in 2013;

•	decreased net costs for XP23829 of $1.6 million primarily due to decreased clinical, manufacturing and toxicology costs; and

•	decreased personnel costs of $1.3 million primarily due to decreased headcount and decreased non-cash stock-based compensation.

We expect our research and development expenses to decrease in 2014 compared to 2013 levels primarily due to our decision to terminate further investment in AP as a potential treatment for spasticity in patients with MS as a result of the negative results obtained in our pivotal Phase 3 clinical trial of AP for such treatment, which will be partially offset by expected increased development expenses for XP23829, including our planned Phase 2 clinical trial in patients with moderate-to-severe plaque psoriasis expected to be initiated by mid-2014. The timing and amount of research and development expenses incurred will primarily depend upon the extent of current or future clinical trials for XP23829 as well as the related expenses associated with our development organization, regulatory requirements for our product candidates and product candidate manufacturing costs.

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

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(In thousands, except percentages)
Selling, general and administrative	$18,771	$10,735	$8,036	75%

The increase in selling, general and administrative expenses in the three months ended March 31, 2014 compared to the same period in 2013 was principally due to costs related to the commercialization and promotion of HORIZANT; specifically, increased professional fees of $2.4 million, which included contract sales force costs, marketing costs of $4.2 million and personnel costs of $1.1 million.

Since May 1, 2013, we have been responsible for the commercialization and promotion of HORIZANT in the United States. Accordingly, we expect continued increases in selling, general and administrative expenses in 2014 compared to 2013 levels due to the full-year-effect of expenses incurred in maintaining sales, marketing, distribution and other commercial capabilities largely through third-party service providers.

Interest Income/Expense

Interest income consisted primarily of interest earned on our cash equivalents and short-term investments, and interest expense consisted primarily of the accretion of our other noncurrent liability.

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(In thousands, except percentages)
Interest income	$49	$81	$(32)	(40)%
Interest expense	$114	$—	$114	100%

The increase in interest expense in the three months ended March 31, 2014 related to annual payments of $1.0 million to GSK in connection with the termination and transition agreement for six years beginning in 2016, recorded at its present value, and is being accreted to its contractual value over the repayment period.

Liquidity and Capital Resources

On January 29, 2014, we completed an underwritten public offering of 12,000,000 shares of our common stock at a price to the public of $6.00 per share. Net cash proceeds from the public offering were approximately $67.3 million, after deducting the underwriting discounts and commissions and offering expenses payable by us. On February 21, 2014, the underwriters exercised in full their option to purchase 1,800,000 additional shares resulting in additional net cash proceeds of approximately $10.1 million, after deducting the underwriting discounts and commissions and offering expenses payable by us.

	As of March 31, 2014	As of December 31, 2013
	(In thousands)
Cash and cash equivalents and short-term investments	$122,463	$58,658
Working capital	112,543	53,616
Restricted investments	1,725	1,725

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash provided by (used in):
Operating activities	$(12,521)	$(21,799)
Investing activities	(66,791)	8,252
Financing activities	76,546	(1,576)
Capital expenditures (included in investing activities above)	—	168

Due to our significant research and development expenditures, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our research and development operations primarily through sales of our equity securities, non-equity payments from our collaborators and interest earned on investments. At March 31, 2014, we had available cash and cash equivalents and short-term investments of $122.5 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $12.5 million and $21.8 million in the three months ended March 31, 2014 and 2013, respectively. The net cash used in operating activities in the three months ended March 31, 2014 and 2013 primarily reflected our net loss, partially offset by non-cash stock-based compensation.

Net cash provided by (used in) investing activities primarily reflected the timing of purchases of investments and proceeds from maturities of investments.

Net cash provided by (used in) financing activities reflected net cash provided by (used in) the issuance of common stock, which includes approximately $77.4 million net proceeds from public offering of common stock in the first quarter of 2014, and exercise of stock options.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our marketed product and product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the timing, receipt and amount of sales or royalties from HORIZANT, REGNITE and our other potential products;

•	the costs of our sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote and distribute HORIZANT;

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities, including the timing and costs of further development of XP23829;

•	the costs of manufacturing clinical and commercial supplies of HORIZANT and our product candidates;

•	the timing and costs of complying with the remaining post-marketing commitments and post-marketing requirements established in connection with the approval of HORIZANT, and any future additional commitments or requirements imposed on us by the FDA;

•	the number and characteristics of product candidates that we pursue, including any additional potential indications for HORIZANT or the extent to which we pursue any further development of AP or XP21279;

•	the costs, timing and outcomes of regulatory approvals, if any;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish or modify;

•	the costs associated with the proxy contest for our 2014 annual meeting of stockholders;

•	the costs associated with any potential litigation, including that arising or resulting from the proxy contest;

•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies that complement our business, although we have no commitments or agreements relating to any of these types of transactions.

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

Contractual Obligations

Our future contractual obligations at March 31, 2014 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Purchase commitments (1)	$1,854	$1,854	$—	$—	$—
Long-term payable (2)	6,000	—	1,000	2,000	3,000
Operating lease obligations (3)	3,107	2,146	961	—	—

	$10,961	$4,000	$1,961	$2,000	$3,000

(1)	At March 31, 2014, we had non-cancelable purchase orders and minimum purchase obligations of approximately $1.9 million under our commercial supply agreement with Patheon.
(2)	On November 8, 2012, we executed a termination and transition agreement with GSK that terminated our development and commercialization agreement with respect to HORIZANT. GSK provided us inventory of gabapentin enacarbil in GSK’s possession that was not required for use by GSK in the manufacture of HORIZANT. In exchange for such inventory, we will make annual payments to GSK of $1.0 million for six years beginning in 2016.
(3)	In the fourth quarter of 2012, we entered into an amendment to the lease with respect to our current office space at 3410 Central Expressway, Santa Clara, California, which extended the term of the lease for an additional two years so that the lease will expire on August 27, 2015. Operating lease obligations do not assume the exercise by us of any termination or extension options.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the three months ended March 31, 2014 to our market risk exposure disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on February 28, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, as of March 31, 2014, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) were effective.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.

Risks Related to our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never obtain profitability.*

We have incurred cumulative losses of $558.0 million since our inception in May 1999, including net losses of $20.5 million and $23.5 million for the three months ended March 31, 2014 and 2013, respectively. We have made, and expect to continue to make, substantial expenditures in connection with our commercialization of HORIZANT® (gabapentin enacarbil) Extended-Release Tablets and to further develop and potentially commercialize our product candidates. We continue to expect substantial costs and expenses associated with maintaining sales, marketing and commercial capabilities, as well as those associated with research, development, clinical trials, manufacturing and potential regulatory approvals and commercialization of our product candidates. In addition, we do not believe that revenues generated from sales of HORIZANT and REGNITE® (gabapentin enacarbil) Extended-Release Tablets will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or sustain profitability. HORIZANT is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults and for the management of postherpetic neuralgia, or PHN, in adults. We have been solely responsible for the commercialization and further development of HORIZANT since May 1, 2013. During a transition period that ended on April 30, 2013, Glaxo Group Limited, or GSK, was responsible for promoting HORIZANT in the United States pursuant to a November 2012 termination and transition agreement that terminated the prior collaboration agreement between the parties. REGNITE has been approved by the Japanese Ministry of Health, Labour and Welfare, or MHLW, as a treatment for patients with RLS, and Astellas Pharma Inc. is responsible for promoting REGNITE in Japan.

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

Our success depends substantially on the success of HORIZANT. If we do not successfully market and sell HORIZANT, or if Astellas does not effectively market and sell REGNITE in Japan, we may be unable to generate significant product revenue and may be unable to achieve profitability.*

For the three months ended March 31, 2013 and the year ended December 31, 2012, net sales in the United States of HORIZANT as recorded by GSK were only $1.2 million and $6.5 million, respectively. For the three months ended March 31, 2014, we recorded net sales in the United States of HORIZANT of only $3.0 million. Although we are recognizing revenue from HORIZANT product sales in the United States, our sales and ability to successfully commercialize HORIZANT are unproven. To achieve profitability, we will need to generate substantially more product revenue from HORIZANT, REGNITE or our product candidates that may receive approval.

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

HORIZANT or REGNITE may not achieve significant sales, even if we or Astellas devote substantial resources to its commercialization. Even if we achieve significant levels of sales of HORIZANT, the costs of maintaining sales and marketing capabilities and a distribution and supply chain infrastructure will be substantial and may outweigh any sales of HORIZANT, preventing us from achieving profitability. The success of HORIZANT and REGNITE is dependent on a number of factors, which include competition from alternative treatments for RLS and, in the case of HORIZANT, for the management of PHN, including generic treatments in the United States, pricing pressures and whether HORIZANT can obtain sufficient third-party coverage or reimbursement, among other factors that are described below.

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

For example, in 2011, following our preliminary results of a Phase 2 clinical trial of XP21279 for the potential treatment of patients with Parkinson’s disease who were experiencing motor fluctuations, we announced that we were deferring further investment in the program pending the outcome of discussions with regulatory authorities and availability of resources. Based on our subsequent End-of-Phase 2 meeting with the FDA, we plan to continue development of XP21279 to the extent additional resources permit or we enter into a collaboration with a third party, which we may be unable to do. In addition, in May 2013, following our preliminary results of a Phase 3 clinical trial to evaluate arbaclofen placarbil, or AP, for the potential treatment of spasticity in multiple sclerosis, or MS, patients, we announced that we were terminating further investment in AP for such treatment. However, if additional resources permit or we enter into a collaboration with a third party, we may pursue development of AP as a potential treatment for spasticity in patients with spinal cord injury. If our resources prove insufficient for the continuing development of XP21279 or AP or we are unable to establish a collaboration with a third party for the development and commercialization of XP21279 or AP, we may be unable to advance their development. Our resources may also prove insufficient to develop XP23829. If we are unable to make additional product candidates commercially available, we may not be able to generate substantial product revenues, which would adversely affect our business and financial condition.

We may need to raise additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our commercialization efforts or our current product development programs.*

We may need to raise additional capital in order to sustain our operations beyond 2015, to maintain a sales infrastructure and marketing and distribution capabilities for HORIZANT, and to continue the development of XP23829. Our future funding requirements will depend on many factors, including:

•	the timing, receipt and amount of sales or royalties from HORIZANT, REGNITE and our other potential products;

•	the costs of our sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote and distribute HORIZANT;

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities, including the timing and costs of further development of XP23829;

•	the costs of manufacturing clinical and commercial supplies of HORIZANT and our product candidates;

•	the timing and costs of complying with the remaining post-marketing commitments and post-marketing requirements established in connection with the approval of HORIZANT, and any future additional commitments or requirements imposed on us by the FDA;

•	the number and characteristics of product candidates that we pursue, including any additional potential indications for HORIZANT or the extent to which we pursue any further development of AP or XP21279;

•	the costs, timing and outcomes of regulatory approvals, if any;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish or modify;

•	the costs associated with the proxy contest for our 2014 annual meeting of stockholders;

•	the costs associated with any potential litigation, including that arising or resulting from the proxy contest;

•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies that complement our business, although we have no commitments or agreements relating to any of these types of transactions.

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

For example, as HORIZANT is a prodrug of an already approved drug, gabapentin, and is indicated for the treatment of conditions that also have been treated by generic competitors, there could be a perception among physicians that HORIZANT may not offer a significant clinical advantage or be sufficiently differentiated from current treatments to justify its price, thereby limiting the market acceptance and sales that we may achieve with HORIZANT. In addition, HORIZANT’s limited past sales performance under GSK and a HORIZANT inventory stockout in 2013 may have created a negative market perception that could be difficult to overcome in our marketing efforts.

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

If third parties do not manufacture HORIZANT, REGNITE or our product candidates in sufficient quantities or at an acceptable cost, commercialization of HORIZANT and REGNITE and clinical development and commercialization of our product candidates would be harmed or delayed.*

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of HORIZANT, REGNITE or any of our product candidates. We also have limited management expertise in commercial supply operations. For our product candidates, we have relied on, and we expect to continue to rely on, a limited number of third-party drug substance and drug product manufacturers. We do not have commercial supply agreements with any of these third parties for our product candidates, and our agreements with these parties are generally terminable at will by either party at any time. For HORIZANT, GSK supplied us with HORIZANT through October 2013, and also performed certain validation work with respect to the 300 mg dosage form of HORIZANT and other services for us through December 2013. Currently, we rely on Patheon as our single source supplier of commercial product pursuant to a commercial supply agreement. Our purchase price for the manufacture and supply of HORIZANT is volume-based. Both parties have early termination rights with notice periods of varying lengths for various causes, including for the counterparty’s uncured breach. Patheon also has the right to terminate the supply agreement upon 18 months prior notice if we sell, assign or otherwise transfer rights to HORIZANT to a competitor of Patheon. If, for any reason, Patheon or these third–party drug substance and drug product manufacturers are unable or unwilling to perform under our agreements or enter into new agreements, we may not be able to locate alternative manufacturers or enter into favorable agreements with them. In addition, qualifying and then successfully registering a new HORIZANT manufacturer with the FDA is time consuming and could require at least about 18 months to carry out. Our inability to acquire sufficient quantities of HORIZANT could result in future stockouts and existing patients not having access to drug product. Any inability to acquire sufficient quantities of our product candidates in a timely manner from these third parties could delay clinical trials and prevent us from developing and commercializing these product candidates in a cost-effective manner or on a timely basis, if at all.

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

We may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process, which could delay or prevent our ability to commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us to commence a clinical trial at a prospective trial site;

•	our preclinical testing or clinical trials may produce negative or inconclusive results, which may require us to conduct additional preclinical or clinical testing or to abandon projects that we expect to be promising;

•	we may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks;

•	risks associated with clinical trial design may result in a failure of the clinical trial to show statistically significant results even if the product candidate is effective;

•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects.

Any failure or delay in commencing or completing clinical trials for our product candidates could severely harm our business.*

The commencement and completion of clinical trials for our product candidates may be delayed or terminated as a result of many factors, including:

•	a clinical hold on an IND;

•	delays in patient enrollment, unanticipated high patient drop-out rates and variability in the number and types of patients available for clinical trials, all of which we have experienced in the past;

•	our inability to manufacture or obtain from third parties materials sufficient for use in preclinical studies and clinical trials;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	poor effectiveness of product candidates during clinical trials;

•	unforeseen safety issues or side effects; and

•	governmental or regulatory delays and changes in regulatory requirements, policies and guidelines.

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

The degree of future protection for our proprietary technologies, HORIZANT, REGNITE and our product candidates is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	it is possible that we will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them;

•	we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that any one or more of our pending patent applications will not result in issued patents;

•	it is possible that the claims of our pending patent applications will be narrowed during prosecution, which may limit the scope of patent protection that may be obtained;

•	any patents issued to us or our collaborators may not provide a basis for commercially viable products or may be challenged by third parties; or

•	the patents of others may have an adverse effect on our ability to do business.

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

Our issued patents regarding HORIZANT and REGNITE and any future patents that may issue regarding these products or our product candidates or methods of using them can be challenged by our competitors who can argue such patents are invalid and/or unenforceable. For example, in 2008, a law firm on behalf of an undisclosed client filed an opposition against the patent grant of one of our European patent applications covering gabapentin enacarbil. The European Patent Office in opposition proceedings in 2010, undertook a formal review of the issues raised by the opponent and decided to maintain the grant of our European patent covering the composition of matter of gabapentin enacarbil. While the law firm that filed the opposition initially appealed the ruling on behalf of the undisclosed client, that appeal was withdrawn in 2010. Patents also may not protect HORIZANT, REGNITE or our product candidates if competitors devise ways of making them or similar products without legally infringing our patents. The FDCA and FDA regulations and policies provide incentives to manufacturers to challenge patent validity and these same types of incentives encourage manufacturers to submit NDAs that rely on literature and clinical data not prepared for or by the drug sponsor.

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

HORIZANT, REGNITE and our product candidates may also be affected by the safety of the parent drugs or drugs related to our products or product candidates. Although gabapentin, baclofen (which includes the R-isomer of baclofen) and levodopa, the parent drugs of HORIZANT/REGNITE/gabapentin enacarbil, AP and XP21279, respectively, have been used successfully in patients for many years, newly observed toxicities or worsening of known toxicities, in preclinical studies of, or in patients receiving, gabapentin, baclofen or levodopa, or reconsideration of known toxicities of gabapentin, baclofen or levodopa in the setting of new indications, could result in increased regulatory scrutiny of HORIZANT/REGNITE/gabapentin enacarbil, AP and XP21279, respectively. For example, the label for baclofen, the R-isomer of which is the parent drug of AP, includes a warning that hallucinations and seizures have occurred on abrupt withdrawal of baclofen dosing without proper tapering in spasticity patients. As another example, although a product called FUMADERM, which contains fumaric acid ester compounds, including dimethyl fumarate, or DMF (another prodrug of MMF), has been approved and used in Germany for the treatment of psoriasis, FUMADERM has not been approved in the United States. In addition, in March 2013, the FDA approved Biogen Idec’s TECFIDERA as a treatment for relapsing forms of MS. Any safety concerns or other problems noted by regulators with respect to DMF, TECFIDERA or MMF could increase the risk of regulatory scrutiny of XP23829, possibly delaying or preventing any regulatory approval of XP23829. For example, it has been reported that some patients taking FUMADERM developed progressive multifocal leukoencephalopathy, or PML, a progressive brain disease. Although Biogen Idec has not reported any events of PML in their clinical trials of TECFIDERA, in its SEC filings, Biogen Idec notes the potential risk of PML cases that may develop in patients previously treated with TYSABRI who switched to therapy with TECFIDERA. If a link between PML and TECFIDERA, DMF or MMF is established in the future, it could increase regulatory scrutiny of XP23829 or delay or prevent its approval.

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

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize HORIZANT or our product candidates.*

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians. If we are not able to retain our key personnel, we may not be able to successfully commercialize HORIZANT, or develop or commercialize our product candidates. Competition for experienced scientists and development staff may limit our ability to hire and retain highly qualified personnel on acceptable terms. In addition, the recent proxy contest initiated by a dissident stockholder could adversely impact our ability to attract, retain and motivate our senior management and key scientific personnel. See the risk factor below entitled, “The proxy contest initiated by a dissident stockholder has the potential to adversely affect our business and the market price of our common stock.” Moreover, none of our employees have employment commitments for any fixed period of time and could leave our employment at will. We do not carry “key person” insurance covering members of senior management or key scientific personnel. If we fail to identify, attract and retain qualified personnel, we may be unable to continue our development and commercialization activities.

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

Risks Related to Ownership of our Common Stock

Our stock price is volatile, and purchasers of our common stock could incur substantial losses.*

The market price of our common stock, and the market prices of securities of biopharmaceutical companies in general, have been highly volatile. In this regard, the market price of our common stock is likely to continue to be subject to wide fluctuations. The market price of our common stock may be influenced by many factors, including:

•	the commercial sales of HORIZANT, REGNITE or any of our other products that may in the future be approved by the FDA or its foreign counterparts;

•	the costs to maintain adequate sales, marketing and commercial capabilities to commercialize HORIZANT;

•	adverse results or delays in clinical trials;

•	the timing of achievement of our clinical, regulatory, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the filing for regulatory approval or the establishment of commercial partnerships for one or more of our product candidates;

•	announcement of FDA approvability, approval or non-approval of our product candidates, and the timing of the FDA review process;

•	actions taken by regulatory agencies with respect to HORIZANT, REGNITE or our product candidates, our clinical trials or our sales and marketing activities;

•	actions taken by regulatory agencies with respect to products or drug classes related to HORIZANT, REGNITE or our product candidates;

•	problems in our manufacturing or supply chain that limit or exhaust the quantity of supplies of HORIZANT that are available to patients;

•	changes in our collaborators’ business strategies;

•	developments in our relationship with Astellas, including potential disputes or the termination or further modification of our agreement with Astellas;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including infringement lawsuits;

•	actions taken by regulatory agencies with respect to our or our partners’ compliance with regulatory requirements;

•	announcements regarding the proxy contest for our 2014 annual meeting of stockholders or the outcome thereof, as well other actions by stockholder activists;

•	hedging or arbitrage trading activity that may develop involving our common stock;

•	announcements of technological innovations or new products by us or our competitors;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	restatements of our financial results and/or material weaknesses in our internal controls; and

•	the loss of any of our key scientific or management personnel.

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

The proxy contest initiated by a dissident stockholder has the potential to adversely affect our business and the market price of our common stock.*

Clinton Relational Opportunity Master Fund, L.P., or the Clinton Group, has initiated a proxy contest with respect to the matters to be voted upon at our 2014 annual meeting of stockholders, or the Annual Meeting. Among other things, the Clinton Group is proposing to solicit proxies in opposition to us for the purpose of voting in favor of its three nominees for election to our board of directors and in favor of numerous other proposals that it has stated it intends to present before the Annual Meeting. The Clinton Group has previously communicated to us, and states explicitly in its proxy statement for the Annual Meeting, that it believes that we should change our capital allocation strategy away from our HORIZANT commercialization efforts and that the board of directors should replace our chief executive officer. In fact, one of the proposals that the Clinton Group has stated it intends to present before the Annual Meeting would, if approved, amend our bylaws to disqualify from serving as an officer of XenoPort any director or any nominee for director who receives a vote of the holders of less than a majority of the outstanding shares of XenoPort at any meeting of our stockholders, unless that disqualification would violate the terms of any agreement of the company entered into prior to February 10, 2014 (except as a result of “qualifying termination”). Currently, the only director who would be affected by this proposal, if it were properly presented and approved by the stockholders at the Annual Meeting, would be Dr. Barrett, our chief executive officer. Our business, operating results or financial condition could be harmed by the proxy contest because, among other things:

•	responding to the proxy contest is costly and time-consuming, is a significant distraction for our board of directors, management and employees, and diverts the attention of our board of directors and senior management from the pursuit of our business strategy, which could adversely affect our results of operations and financial condition;

•	perceived uncertainties as to our future direction, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team, including our chief executive officer, may lead to the perception of a change in the direction of our business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential future customers and suppliers, and may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners;

•	certain of the proposals that the Clinton Group has stated that it intends to present before the Annual Meeting could directly adversely impact our ability to attract, recruit and retain other qualified directors or chief executive officer candidates in the future;

•	the expenses for legal and advisory fees and administrative and associated costs incurred in connection with responding to proxy contests and any related litigation may be substantial; and

•	we may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors, management and employees and would require us to incur significant additional costs.

In addition, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the uncertainties described above, the outcome of the proxy contest, or a threat of future stockholder activism.

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

We may become subject to increased stockholder activism efforts that each could cause a material disruption to our business.*

Certain influential institutional investors and hedge funds have taken steps to involve themselves in the governance and strategic direction of certain companies due to governance or strategic-related disagreements between such companies and such stockholders. For example, in the fourth quarter of 2013, we received a communication from the Clinton Group urging a change in our capital allocation strategy away from our HORIZANT commercialization efforts and a change in our management. The Clinton Group has since initiated the proxy contest with respect to the Annual Meeting. Increased stockholder activism efforts could result in substantial costs and a further diversion of management’s attention and resources, which could harm our business and adversely affect the market price of our common stock.

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

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders. *

As of April 15, 2014, our executive officers, directors and holders of 5% or more of our outstanding common stock, based upon information known to us and derived from Schedules 13G filed with the SEC, beneficially owned approximately 45% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If there are large sales of our common stock, the market price of our common stock could drop substantially.*

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of April 15, 2014, we had 61,893,750 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)

3.3	Amended and Restated Bylaws(3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

4.1	Specimen Common Stock Certificate(5)

4.2	Form of Right Certificate(6)

4.3	Form of Registered Direct Common Warrant(7)

10.22	Form of Change of Control Agreement with certain officers

10.26	2014 Executive Compensation information(8)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(9)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 18, 2012.
(3)	Incorporated herein by reference to Exhibit 3.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 30, 2008.
(8)	Incorporated herein by reference to Exhibit 10.26 of our annual report on Form 10-K (File No. 000-51329), as filed with the SEC on February 28, 2014.
(9)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc.

(Registrant)

May 9, 2014	/S/ RONALD W. BARRETT
Ronald W. Barrett
Chief Executive Officer and Director
(principal executive officer)

May 9, 2014	/S/ WILLIAM G. HARRIS
William G. Harris
Senior Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)

3.3	Amended and Restated Bylaws(3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

4.1	Specimen Common Stock Certificate(5)

4.2	Form of Right Certificate(6)

4.3	Form of Registered Direct Common Warrant(7)

10.22	Form of Change of Control Agreement with certain officers

10.26	2014 Executive Compensation information(8)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(9)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 18, 2012.
(3)	Incorporated herein by reference to Exhibit 3.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 30, 2008.
(8)	Incorporated herein by reference to Exhibit 10.26 of our annual report on Form 10-K (File No. 000-51329), as filed with the SEC on February 28, 2014.
(9)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.