Form 10-Q
period 2014-06-30
XENOPORT INC
filed 2014-08-07
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Total number of shares of common stock outstanding as of July 15, 2014: 62,211,589.

XENOPORT, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

HORIZANT, REGNITE, Transported Prodrug, XENOPORT and the XenoPort logo are trademarks of XenoPort, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$32,652	$20,584
Short-term investments	92,294	38,074
Accounts receivable	1,648	939
Inventories, net	1,217	1,262
Prepaids and other current assets	3,573	2,826

Total current assets	131,384	63,685
Property and equipment, net	2,376	2,552
Long-term inventories	9,891	10,185
Restricted investments and other assets	1,975	2,119

Total assets	$145,626	$78,541

Current liabilities:
Accounts payable	$3,537	$1,432
Accrued compensation	3,664	2,741
Accrued preclinical and clinical costs	841	824
Other accrued liabilities	6,185	3,938
Deferred revenue	21,135	1,134

Total current liabilities	35,362	10,069
Deferred revenue	11,430	11,997
Other noncurrent liability	3,015	2,782
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 62,094 and 47,800 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	62	48
Additional paid-in capital	673,161	591,128
Accumulated other comprehensive income	14	—
Accumulated deficit	(577,418)	(537,483)

Total stockholders’ equity	95,819	53,693

Total liabilities and stockholders’ equity	$145,626	$78,541

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues:
Product sales, net	$4,920	$1,640	$7,877	$1,640
Collaboration revenue	283	379	566	758
Royalty revenue	131	67	266	147

Total revenues	5,334	2,086	8,709	2,545

Operating expenses:
Cost of product sales	599	249	1,029	249
Research and development	5,203	10,236	9,860	23,589
Selling, general and administrative	18,865	15,788	37,636	26,523

Total operating expenses	24,667	26,273	48,525	50,361

Loss from operations	(19,333)	(24,187)	(39,816)	(47,816)
Interest income	66	58	115	139
Interest expense	(120)	(252)	(234)	(252)

Net loss	(19,387)	(24,381)	(39,935)	(47,929)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	18	(20)	14	(39)

Comprehensive loss	$(19,369)	$(24,401)	$(39,921)	$(47,968)

Basic and diluted net loss per share	$(0.31)	$(0.51)	$(0.67)	$(1.01)

Shares used to compute basic and diluted net loss per share	61,994	47,473	59,441	47,361

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Operating activities
Net loss	$(39,935)	$(47,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	353	580
Accretion of investment discounts and amortization of investment premiums, net	491	563
Stock-based compensation expense	5,109	5,839
Changes in assets and liabilities:
Accounts receivable	(709)	(1,466)
Prepaid and other current and noncurrent assets	(603)	(947)
Inventories	339	(200)
Accounts payable	2,105	2,842
Accrued compensation	924	(1,070)
Accrued restructuring charges	—	(844)
Accrued preclinical and clinical costs	17	(1,841)
Other accrued liabilities, current and noncurrent	2,480	1,599
Deferred revenue	19,434	(758)

Net cash used in operating activities	(9,995)	(43,632)

Investing activities
Purchases of investments	(103,541)	(62,222)
Proceeds from maturities of investments	48,843	83,749
Purchases of property and equipment	(177)	(271)

Net cash (used in) provided by investing activities	(54,875)	21,256

Financing activities
Net cash proceeds provided by (used in) issuance of common stock and exercise of stock options	76,938	(1,135)

Net cash provided by (used in) financing activities	76,938	(1,135)

Net increase (decrease) in cash and cash equivalents	12,068	(23,511)
Cash and cash equivalents at beginning of period	20,584	36,134

Cash and cash equivalents at end of period	$32,652	$12,623

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Nature of Operations

XenoPort, Inc., or the Company, was incorporated in the state of Delaware on May 19, 1999. The Company is a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates for the potential treatment of neurological and other disorders. The Company is currently commercializing HORIZANT® (gabapentin enacarbil) Extended-Release Tablets in the United States and developing its novel fumaric acid ester product candidate, XP23829, as a potential treatment for psoriasis and/or relapsing forms of multiple sclerosis, or MS. The Company’s other product candidates are: XP21279 and arbaclofen placarbil, or AP, which is licensed to Reckitt Benckiser Pharmaceuticals, Inc. Effective June 2014, the Company granted to Reckitt exclusive, world-wide rights to develop and commercialize pharmaceutical products containing AP and other prodrugs of baclofen or R-baclofen, or collectively, the AP Products, for all indications, subject to the Company’s right of first negotiation with Reckitt to collaborate to develop and commercialize AP Products for non-addiction indications (See Note 2 for more information). XP21279 is a potential treatment for patients with advanced idiopathic Parkinson’s disease. The Company may develop it further, to the extent that its resources permit, or it may enter into collaboration, partnership, licensing and other similar forms of arrangements with third parties, collectively referred to as collaboration arrangements, for such development. HORIZANT and the Company’s product candidates are prodrugs that are typically created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct limitations in the oral absorption, distribution and/or metabolism of the parent drug. HORIZANT and each of the Company’s product candidates are orally-available, patented molecules that address potential markets with clear unmet medical needs. The Company’s facilities are located in Santa Clara, California.

On November 8, 2012, the Company reached an agreement with Glaxo Group Limited, or GSK, to terminate the Amended and Restated Development and Commercialization Agreement dated November 7, 2010, between the Company and GSK regarding HORIZANT and resolved all ongoing litigation between the parties. Under the terms of the November 2012 termination and transition agreement, during a transition period that ended on April 30, 2013, GSK continued to exclusively commercialize, promote, manufacture and distribute HORIZANT in the United States. The Company was not eligible to receive any milestone payments from GSK and did not receive any revenue or incur any losses from GSK’s sales of HORIZANT during the transition period. GSK continued to fully fund the costs associated with the management and conduct of required post-marketing clinical studies initiated by GSK prior to the date of the termination and transition agreement. In addition, GSK provided to the Company inventory of gabapentin enacarbil in GSK’s possession that was not required for use by GSK in the manufacture of HORIZANT and related manufacturing property and equipment. In exchange for such inventory, the Company will make annual payments to GSK of $1,000,000 for six years beginning in 2016, which was recorded at its present value as “Other noncurrent liability” on the Company’s balance sheet for the periods ended June 30, 2014 and December 31, 2013 and is being accreted to its contractual value over the payment period. On May 1, 2013, the Company completed the acquisition of the HORIZANT business in accordance with the termination and transition agreement and assumed all responsibilities and associated rights for the further development, manufacturing and commercialization of HORIZANT in the United States on that date. GSK was responsible for the commercial manufacture and supply of HORIZANT during the transition period. The Company did not assume any liabilities of GSK’s HORIZANT business as of the acquisition date.

On January 29, 2014, the Company completed an underwritten public offering of 12,000,000 shares of its common stock at a price to the public of $6.00 per share. Net cash proceeds from the public offering were $67,300,000, after deducting the underwriting discounts and commissions and offering expenses payable by the Company. On February 21, 2014, the underwriters exercised in full their option to purchase 1,800,000 additional shares resulting in additional net cash proceeds of $10,100,000, after deducting the underwriting discounts and commissions and offering expenses payable by the Company.

Basis of Preparation

The accompanying financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2014 and comprehensive losses for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, is the single source of authoritative U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014. The results of operations of the acquired HORIZANT business, along with the fair values of the assets acquired in the transaction, have been included in the Company’s financial statements since the May 1, 2013 acquisition date.

Recent Accounting Pronouncement

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which creates a single source of revenue guidance under US GAAP for all companies in all industries. The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates. ASU 2014-09 also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017, and early adoption is not permitted. The Company may adopt ASU 2014-09 either by way of a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company is currently evaluating the impact that ASU 2014-09 will have on its financial statements and has not yet determined which transition method it will apply.

2. Collaboration Arrangements

Reckitt Benckiser Pharmaceuticals, Inc.

On May 14, 2014, the Company entered into an exclusive license agreement with Reckitt, which became effective on June 19, 2014. Under the terms of this agreement, the Company granted to Reckitt exclusive, world-wide rights to develop and commercialize AP Products for all indications, subject to its right of first negotiation with Reckitt to collaborate to develop and commercialize AP Products for non-addiction indications. In exchange for these rights, the Company received an upfront, non-refundable cash payment of $20,000,000 during the three months ended June 30, 2014 and also received an additional $5,000,000 in July 2014 after delivery of certain materials to Reckitt. The Company is also eligible to receive aggregate cash payments of up to $120,000,000 upon the achievement by Reckitt of certain contingent event-based milestones, of which $70,000,000 are regulatory and development-based and $50,000,000 are commercialization-based. In addition, the Company is entitled to receive tiered double-digit royalty payments of up to the mid-teens on a percentage basis on potential future net sales of the products in the United States, and high single-digit royalty payments on potential future net sales of the products outside the United States. The Company will also transfer its existing AP Investigational New Drug applications, or INDs, know-how and other related data, and provide technology transfer assistance to facilitate the establishment of Reckitt’s manufacturing and supply capabilities pursuant to a supply transition plan to be mutually agreed upon. The initial upfront cash payment of $20,000,000 received during the three months ended June 30, 2014 and the additional cash payment of $5,000,000 received in July 2014 will be recognized as collaboration revenue upon the transfer of all the related INDs, know-how and other related data, and completion of the supply transition plan, which the Company believes will occur during the second half of 2014.

Astellas Pharma Inc.

In December 2005, the Company entered into an agreement pursuant to which it licensed to Astellas Pharma Inc. exclusive rights to develop and commercialize gabapentin enacarbil in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. Astellas began selling gabapentin enacarbil in Japan in July 2012 under the trade name of REGNITE® (gabapentin enacarbil) Extended-Release Tablets. In May 2013, the rights to gabapentin enacarbil in Korea, the Philippines, Indonesia, Thailand and Taiwan reverted to the Company after Astellas notified the Company that it did not have plans for the commercialization of gabapentin enacarbil in these five Asian countries in its territory. In the three and six months ended June 30, 2014, the Company recognized revenue of $283,000 and $566,000, respectively, representing amortization of the up-front license payment under this agreement. In the three and six months ended June 30, 2013, the Company recognized revenue of $379,000 and $758,000, respectively, representing amortization of the up-front license payment under this agreement. In the three and six months ended June 30, 2014, the Company recognized $131,000 and $266,000, respectively, in royalty revenue. In the three and six months ended June 30, 2013, the Company recognized $67,000 and $147,000, respectively, in royalty revenue. As of June 30, 2014, the Company had recognized an aggregate of $53,210,000 of revenue pursuant to this agreement. At June 30, 2014, $12,565,000 of revenue was deferred under this agreement and is being recognized on a straight-line basis over a period that the Company expects to remain obligated to provide services, of which $1,135,000 was classified within current liabilities and the remaining $11,430,000 was recorded as a noncurrent liability.

3. Acquisition of HORIZANT

On May 1, 2013, the Company obtained control of, and thus completed the acquisition of, certain assets of HORIZANT that constituted an acquisition of a business as defined under the provisions of the Business Combinations topic of the Codification. Accordingly, the transaction reflected the recording of the acquisition date fair values of the acquired inventory and manufacturing property and equipment assets. Assets acquired as a result of this transaction were as follows (in thousands):

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net loss	$(19,387)	$(24,381)	$(39,935)	$(47,929)
Denominator:
Weighted-average common shares outstanding	61,994	47,473	59,441	47,361

Basic and diluted net loss per share	$(0.31)	$(0.51)	$(0.67)	$(1.01)

Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Restricted stock units and options to purchase common stock	8,148	7,179	8,148	7,179
Warrants outstanding	—	283	—	283

	8,148	7,462	8,148	7,462

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

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2014:
Cash	$20,777	$—	$—	$20,777
Money market funds	11,875	—	—	11,875
Corporate debt securities	92,280	21	(7)	92,294
Certificates of deposit	1,725	—	—	1,725

	$126,657	$21	$(7)	$126,671

Reported as:
Cash and cash equivalents				$32,652
Short-term investments				92,294
Restricted investments				1,725

				$126,671

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2013:
Cash	$2,281	$—	$—	$2,281
Money market funds	10,046	—	—	10,046
U.S. government-sponsored agencies	2,500	—	—	2,500
Corporate debt securities	43,831	6	(6)	43,831
Certificates of deposit	1,725	—	—	1,725

	$60,383	$6	$(6)	$60,383

Reported as:
Cash and cash equivalents				$20,584
Short-term investments				38,074
Restricted investments				1,725

				$60,383

At June 30, 2014, the contractual maturities of all investments held were less than 17 months. At December 31, 2013, the contractual maturities of all investments held were less than one year. All investments have been designated as available-for-sale, and changes to unrealized gains and losses are reflected as the only components of accumulated other comprehensive loss. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity may be one year or more beyond the current balance sheet date.

No gross realized gains or losses were recognized and accordingly, there were no amounts reclassified out of accumulated other comprehensive loss to earnings in the three and six months ended June 30, 2014 or in the same periods in 2013.

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value on a recurring basis and were classified at the following fair value hierarchy (in thousands):

Description	Total As of June 30, 2014	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$11,875	$11,875	$—	$—
Corporate debt securities	92,294	—	92,294	—
Certificates of deposit	1,725	—	1,725	—

Total	$105,894	$11,875	$94,019	$—

Description	Total As of December 31, 2013	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$10,046	$10,046	$—	$—
U.S. government-sponsored agencies	2,500	—	2,500	—
Corporate debt securities	43,831	—	43,831	—
Certificates of deposit	1,725	—	1,725	—

Total	$58,102	$10,046	$48,056	$—

6. Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out, or FIFO, basis. The Company regularly evaluates the Company’s inventories for excess quantities and obsolescence, including potential expirations, taking into account such factors as historical and anticipated future sales compared to quantities on hand and the remaining shelf life of HORIZANT. Write-downs of inventories are considered to be permanent reductions in the cost basis of inventories.

Inventories that are not expected to be consumed within 12 months following the balance sheet date are classified as long-term inventories.

Inventories as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$9,647	$10,258
Work in progress	363	76
Finished goods	1,098	1,113

Total inventory	11,108	11,447
Less: Long-term inventories	9,891	10,185

Total inventory classified as current	$1,217	$1,262

Long-term inventories consist of active pharmaceutical ingredient, or API, of gabapentin enacarbil, as well as work in progress inventory as of June 30, 2014, used for production of HORIZANT. The Company evaluates demand for HORIZANT and expected consumption of the API based on long-term projected sales of HORIZANT.

7. Other Accrued Liabilities

Other accrued liabilities at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30, 2014	December 31, 2013
Accrued product costs	$1,938	$1,903
Accrued selling and marketing expenses	2,068	883
Accrued general and administrative expenses	1,365	632
Accrued rebates, allowances and returns	504	315
Other liabilities	310	205

Total other accrued liabilities	$6,185	$3,938

8. Stock-Based Compensation

Details of the Company’s employee non-cash stock-based compensation were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$622	$710	$1,324	$1,905
Selling, general and administrative	1,803	1,785	3,785	3,934

	$2,425	$2,495	$5,109	$5,839

9. Commitments and Contingencies

On February 10, 2014, Clinton Relational Opportunity Master Fund, L.P., or the Clinton Group, initiated a proxy contest by notifying the Company of its intent to present proposals and to nominate three persons for election to the Company’s board of directors, or the Board, in opposition to the Board’s nominees, at the Company’s 2014 Annual Meeting of Stockholders, or the Annual Meeting. The uncertainties associated with the Clinton Group’s proxy contest have been resolved, and none of their Board nominations were elected by the Company’s stockholders at the Annual Meeting. Accordingly, the Company does not expect to incur any significant costs related to this matter in the future.

10. Stockholders’ Equity

Equity Incentive Plans

2014 Equity Incentive Plan

On June 11, 2014, the Company’s stockholders approved the 2014 Equity Incentive Plan, or the 2014 Plan. The 2014 Plan is intended to be the successor to XenoPort’s 2005 Equity Incentive Plan, 2005 Non-Employee Directors’ Stock Option Plan and 2010 Inducement Award Plan, collectively referred to as the Prior Plans. The terms of the 2014 Plan provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards and performance awards that may be settled in cash, stock or other property. The total number of shares of the Company’s common stock available for issuance under the 2014 Plan is initially 4,471,059 shares plus up to an additional 7,847,852 Returning Shares (as defined below) as such shares become available from time to time. “Returning Shares” means the shares subject to outstanding awards granted under the Prior Plans and the 1999 Stock Plan that, from and after the effective date of the 2014 Plan: (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited, cancelled or otherwise returned to the Company because of the failure to meet a contingency or condition required for the vesting of such shares; or (c) other than with respect to outstanding stock options and stock appreciation rights granted under the Prior Plans or the 1999 Stock Plan with an exercise or strike price of at least 100% of the fair market value of the underlying Company common stock on the date of grant, are reacquired or withheld (or not issued) by the Company to satisfy a tax withholding obligation in connection with a stock award. Eligible participants under the 2014 Plan include the Company’s employees and directors, including the Company’s executive officers and consultants.

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

Overview

XenoPort, Inc. is a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates for the potential treatment of neurological and other disorders. We are currently commercializing HORIZANT® (gabapentin enacarbil) Extended-Release Tablets in the United States and developing our novel fumaric acid ester product candidate, XP23829, as a potential treatment for psoriasis and/or relapsing forms of multiple sclerosis, or MS. In addition, REGNITE® (gabapentin enacarbil) Extended-Release Tablets are being marketed in Japan by Astellas Pharma Inc. We currently depend, and may in the future depend, on collaboration, partnership, licensing and other similar forms of arrangements with third parties, collectively referred to as collaboration arrangements.

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

We reacquired development and commercialization rights to HORIZANT from Glaxo Group Limited, or GSK, our former collaborator for this product, on May 1, 2013. Since the reacquisition of HORIZANT, we have focused our promotional and sales efforts on specialty doctors in certain geographic territories and have deployed a dedicated sales team through a contract sales organization to promote HORIZANT in these territories. We believe these efforts have provided a scalable template for commercial expansion and we plan to increase the number of sales representatives promoting HORIZANT to approximately 65 representatives. We plan to carry out our expansion of the sales representatives through our contract sales organization. In addition, we plan to hire, as XenoPort employees, the initial sales representatives who are currently employed by our contract sales organization as our XenoPort-employed sales team.

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

XP23829 is a fumaric acid ester compound and a patented prodrug of monomethyl fumarate, or MMF. Fumaric acid ester compounds have shown immuno-modulatory and neuroprotective effects in cell-based systems and preclinical models of disease. A fumaric acid ester product is approved in Germany for the treatment of psoriasis, and in the United States, a fumaric acid ester compound, known as TECFIDERA (dimethyl fumarate), was approved by the FDA in March 2013 for the treatment of relapsing forms of MS. We have evaluated XP23829 in Phase 1 studies with healthy subjects to determine its safety and pharmacokinetic profile. Based on the favorable preliminary results of XP23829 Phase 1 and toxicology studies, we submitted an Investigational New Drug, or IND, application to the Division of Dermatology and Dental Products of the FDA for XP23829 as a potential treatment for moderate-to-severe chronic plaque-type psoriasis. Following clearance of the IND by the FDA, we initiated in June 2014 a Phase 2 clinical trial of XP23829 in patients with moderate-to-severe chronic plaque-type psoriasis. We intend to evaluate once-a-day and twice-a-day dosing of XP23829 in this trial.

We also have two other product candidates: arbaclofen placarbil, or AP, which is licensed to Reckitt Benckiser Pharmaceuticals, Inc., and XP21279. With respect to AP, in May 2014, we entered into an exclusive license agreement with Reckitt, which became effective on June 19, 2014. Under the terms of this agreement, we granted to Reckitt exclusive, world-wide rights to develop and commercialize pharmaceutical products containing AP and other prodrugs of baclofen or R-baclofen, or AP Products, for all indications, subject to our right of first negotiation with Reckitt to collaborate to develop and commercialize AP Products for non-addiction indications. In exchange for these rights, we received an upfront, non-refundable cash payment of $20.0 million in June 2014 and also received an additional $5.0 million in July 2014 after delivery of certain materials to Reckitt. We are also eligible to receive aggregate cash payments of up to $120.0 million upon the achievement by Reckitt of certain contingent event-based milestones, of which $70.0 million are regulatory and development-based and $50.0 million are commercialization-based. In addition, we are entitled to receive tiered double-digit royalty payments of up to the mid-teens on a percentage basis on potential future net sales of products in the United States, and high single-digit royalty payments on potential future net sales of products outside the United States. Both the upfront $20.0 million cash payment and the additional $5.0 million payment will be recognized as collaboration revenue upon the transfer of all the related INDs, know-how and other related data, and completion of the supply transition plan, which we believe will occur during the second half of 2014.

XP21279 is a potential treatment for patients with advanced idiopathic Parkinson’s disease. We may develop it further, to the extent that our resources permit, or we may enter into collaboration arrangements with third parties for such development.

The potential for gabapentin enacarbil and/or our product candidates could be enhanced through third-party agreement(s) that would further development and/or enhance commercialization efforts of these assets. As such, we plan to enter into collaboration arrangements with pharmaceutical companies for gabapentin enacarbil and/or our product candidates: (1) when access to a primary care physician or an expanded sales force is necessary to maximize the commercial potential of an asset; (2) for the development of an asset outside the United States; or (3) to develop and commercialize an asset for indications that fall outside our core focus or our core development capabilities.

Historically, revenues recognized through May 1, 2013 were primarily comprised of up-front, milestone and contingent event-based payments from our collaboration arrangements. However, as a result of our termination and transition agreement with GSK and the return of the commercialization rights to HORIZANT to us, our revenues for the six months ended June 30, 2014 consisted primarily of revenues from HORIZANT product sales. Likewise, with exception of the collaboration revenues related to Reckitt, we expect the future composition of our revenues to consist primarily of revenues from HORIZANT product sales. Although we are recognizing revenue from HORIZANT product sales in the United States, our relative lack of commercialization experience, as an organization and with respect to HORIZANT product sales, will make future operating results difficult to predict. In this regard, our product sales revenue may vary significantly from period to period as our commercialization efforts progress, and we may be unable to meaningfully increase HORIZANT product sales or otherwise commercialize HORIZANT in a timely manner or at all. We also expect that the expenses of increasing and maintaining our sales and marketing capabilities, including with respect to the establishment of a XenoPort-employed sales force and the planned expansion in the number of overall sales representatives, and maintaining a distribution and supply chain infrastructure will continue to be substantial, and these costs may exceed the revenues that we are able to generate from HORIZANT product sales. We recorded $7.9 million in net sales from HORIZANT for the six months ended June 30, 2014.

Gabapentin enacarbil is licensed to Astellas in Japan. We are entitled to receive percentage-based high-teen royalties on net sales of REGNITE in Japan, and the royalties will be recognized as revenue when royalty payments are received. In the six months ended June 30, 2014, the royalty revenue from net sales of REGNITE in Japan was $0.3 million. We expect royalty revenues from our collaboration with Astellas to fluctuate based on the results of their commercialization, marketing and distribution efforts for REGNITE in Japan. We expect our research and development expenses to decrease in 2014 compared to 2013 levels primarily due to our decision to terminate further investment in AP, which is now licensed to Reckitt, as a potential treatment for spasticity in patients with MS in 2013, which will be partially offset by expected increased development expenses for XP23829, including our Phase 2 clinical trial in patients with moderate-to-severe chronic plaque-type psoriasis initiated in June 2014. The timing and amount of research and development expenses incurred will primarily depend upon the extent of current or future clinical trials for XP23829 as well as the related expenses associated with our development organization, regulatory requirements for our product candidates, product candidate manufacturing costs and our ability to raise additional funds. Our future research and development expenses are subject to numerous assumptions that may prove to be wrong and also are subject to risks related to the difficulty and uncertainty of clinical success and regulatory approvals of our product candidates. While we expect that our research and development expenses will decrease in 2014, we expect our selling, general and administrative expenses to increase compared to 2013 levels primarily due to the full-year effect of expenses incurred in maintaining sales, marketing, distribution and other commercial capabilities for HORIZANT, largely through third-party service providers, as well as our planned sales force expansion.

On January 29, 2014, we completed an underwritten public offering of 12,000,000 shares of our common stock at a price to the public of $6.00 per share. Net cash proceeds from the public offering were $67.3 million, after deducting the underwriting discounts and commissions and offering expenses payable by us. On February 21, 2014, the underwriters exercised in full their option to purchase 1,800,000 additional shares resulting in additional net cash proceeds of $10.1 million, after deducting the underwriting discounts and commissions and offering expenses payable by us.

We believe that our existing capital resources, together with interest thereon and anticipated product revenue, will be sufficient to meet our projected operating requirements into the fourth quarter of 2016. We have based our cash sufficiency estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change (for example, our current operating plan does not include any additional development activities for XP23829 beyond the current Phase 2 development program), and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our collaboration arrangements with Astellas and Reckitt. We are responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, or sales of HORIZANT may be less than we anticipate, either or both of which could accelerate our need for additional capital. In addition, we do not believe that revenues generated from HORIZANT and REGNITE sales and other revenues generated from our collaborations with Astellas and Reckitt will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. Additional funds may not be available to us on terms that are acceptable to us, or at all. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may be required to, among other things, reduce the amount of resources devoted to medical affairs, advertising, promotion or sales of HORIZANT, curtail or delay further XP23829 development or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and prospects.

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

Recent Accounting Pronouncement

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which creates a single source of revenue guidance under US GAAP for all companies in all industries. The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates. ASU 2014-09 also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. ASU 2014-09 will be effective for us in the first quarter of fiscal 2017, and early adoption is not permitted. We may adopt ASU 2014-09 either by way of a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We are currently evaluating the impact that ASU 2014-09 will have on our financial statements and have not yet determined which transition method we will apply.

Results of Operations

Three and Six Months Ended June 30, 2014 and 2013

Revenues

Our net product sales revenue was from the sales of HORIZANT after the transition period ended on April 30, 2013. Our collaboration revenue consisted of the recognition of revenues from up-front and milestone payments from our collaboration with Astellas. Our royalty revenue was also from our collaboration with Astellas and was based on net sales of REGNITE in Japan.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands, except percentages)
Product sales, net	$4,920	$1,640	$3,280	200%	$7,877	$1,640	$6,237	380%
Collaboration revenue	283	379	(96)	(25)%	566	758	(192)	(25)%
Royalty revenue	131	67	64	96%	266	147	119	81%

Total revenues	$5,334	$2,086	$3,248	156%	$8,709	$2,545	$6,164	242%

The increase in total revenues for the three and six months ended June 30, 2014 compared to the same periods in 2013 was primarily due to increased HORIZANT sales since the acquisition of the HORIZANT business on May 1, 2013 and our first commercial sales in the second quarter of 2013.

As a result of our termination and transition agreement with GSK and the return of the HORIZANT commercialization rights to us, with exception of the collaboration revenue related to Reckitt, we expect the future composition of our revenues to consist primarily of revenues from HORIZANT product sales. We expect our HORIZANT product sales to increase in 2014 compared to 2013 levels and that they will be dependent upon the success of our strategies for commercialization, promotion, manufacturing and distribution, as well as our ability to successfully execute on these activities and to comply with applicable laws, regulations and regulatory requirements. We expect royalty revenues from our collaboration with Astellas to fluctuate based on the results of their commercialization, marketing and distribution efforts for REGNITE in Japan. We believe the Reckitt agreement will result in collaboration revenue increasing over 2013 levels by the second quarter of 2015.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands, except percentages)
Cost of product sales	$599	$249	$350	141%	$1,029	$249	$780	313%

Cost of product sales increased in the three and six months ended June 30, 2014 compared to the same periods in 2013 due to HORIZANT product sales that commenced by us in May 2013.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands, except percentages)
Research and development	$5,203	$10,236	$(5,033)	(49)%	$9,860	$23,589	$(13,729)	(58)%

The decrease in research and development expenses in the three months ended June 30, 2014 compared to the same period in 2013 was principally due to the following:

•	decreased net costs for AP of $3.1 million primarily due to decreased clinical and manufacturing costs as a result of the termination of further development of AP as a potential treatment for spasticity in patients with MS in 2013, and

•	decreased personnel costs of $1.1 million primarily due to decreased headcount and decreased non-cash stock-based compensation.

The decrease in research and development expenses in the six months ended June 30, 2014 compared to the same period in 2013 was principally due to the following:

•	decreased net costs for AP of $7.7 million primarily due to decreased clinical and manufacturing costs as a result of the termination of further development of AP as a potential treatment for spasticity in patients with MS in 2013;

•	decreased net costs for XP23829 of $1.4 million primarily due to decreased clinical and manufacturing costs; and

•	decreased personnel costs of $2.4 million primarily due to decreased headcount and decreased non-cash stock-based compensation.

We expect our research and development expenses to decrease in 2014 compared to 2013 levels primarily due to our decision to terminate further investment in AP as a potential treatment for spasticity in patients with MS as a result of the negative results obtained in our pivotal Phase 3 clinical trial of AP for such treatment, which will be partially offset by expected increased development expenses for XP23829, including the cost of our Phase 2 clinical trial in patients with moderate-to-severe chronic plaque-type psoriasis that we initiated in June 2014. The timing and amount of research and development expenses incurred will primarily depend upon the extent of current or future clinical trials for XP23829 as well as the related expenses associated with our development organization, regulatory requirements for our product candidates and product candidate manufacturing costs.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands, except percentages)
Selling, general and administrative	$18,865	$15,788	$3,077	19%	$37,636	$26,523	$11,113	42%

The increase in selling, general and administrative expenses in the three months ended June 30, 2014 compared to the same period in 2013 was principally due to costs related to the commercialization and promotion of HORIZANT; specifically, increased professional fees of $0.9 million, which included contract sales force costs, marketing costs of $0.7 million and personnel costs of $0.6 million.

The increase in selling, general and administrative expenses in the six months ended June 30, 2014 compared to the same period in 2013 was principally due to costs related to the commercialization and promotion of HORIZANT; specifically, increased professional fees of $3.3 million, which included contract sales force costs, marketing costs of $4.9 million and personnel costs of $1.7 million.

Since May 1, 2013, we have been responsible for the commercialization and promotion of HORIZANT in the United States. Accordingly, we expect continued increases in selling, general and administrative expenses in 2014 compared to 2013 levels due to the full-year-effect of expenses incurred in maintaining sales, marketing, distribution and other commercial capabilities largely through third-party service providers, as well as expenses arising from our planned sales force expansion through our contract sales organization.

Interest Income/Expense

Interest income consisted primarily of interest earned on our cash equivalents and short-term investments, and interest expense consisted primarily of the accretion of our other noncurrent liability.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(In thousands, except percentages)
Interest income	$66	$58	$8	14%	$115	$139	$(24)	(17)%
Interest expense	$120	$252	$(132)	(52)%	$234	$252	$(18)	(7)%

Interest income and expense remained relatively constant in the three and six months ended June 30, 2014, compared to the same periods of the prior fiscal year.

Liquidity and Capital Resources

On January 29, 2014, we completed an underwritten public offering of 12,000,000 shares of our common stock at a price to the public of $6.00 per share. Net cash proceeds from the public offering were $67.3 million, after deducting the underwriting discounts and commissions and offering expenses payable by us. On February 21, 2014, the underwriters exercised in full their option to purchase 1,800,000 additional shares resulting in additional net cash proceeds of $10.1 million, after deducting the underwriting discounts and commissions and offering expenses payable by us.

	As of June 30, 2014	As of December 31, 2013
	(In thousands)
Cash and cash equivalents and short-term investments	$124,946	$58,658
Working capital	96,022	53,616
Restricted investments	1,725	1,725

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash provided by (used in):
Operating activities	$(9,995)	$(43,632)
Investing activities	(54,875)	21,256
Financing activities	76,938	(1,135)
Capital expenditures (included in investing activities above)	177	271

Due to our significant research and development and, more recently, sales and marketing expenditures, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our operations primarily through sales of our equity securities, non-equity payments from our collaborators and interest earned on investments. At June 30, 2014, we had available cash and cash equivalents and short-term investments of $124.9 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $10.0 million and $43.6 million in the six months ended June 30, 2014 and 2013, respectively. The net cash used in operating activities in the six months ended June 30, 2014 primarily reflected our net loss, partially offset by the upfront, nonrefundable cash payment of $20.0 million we received from Reckitt during the second quarter of 2014 and non-cash stock-based compensation. The net cash used in operating activities in the six months ended June 30, 2013 primarily reflected our net loss, partially offset by non-cash stock-based compensation. The $20.0 million we received from Reckitt during the second quarter of 2014 is reflected in deferred revenue as of June 30, 2014, and is expected to be recognized as collaboration revenue during the second half of 2014.

Net cash provided by (used in) investing activities primarily reflected the timing of purchases of investments and proceeds from maturities of investments.

Net cash provided by (used in) financing activities reflected net cash provided by (used in) the issuance of common stock, which includes $77.4 million net proceeds from public offering of common stock in the first quarter of 2014, and exercise of stock options.

We believe that our existing capital resources, together with interest thereon and anticipated product revenue, will be sufficient to meet our projected operating requirements into the fourth quarter of 2016. We have based our cash sufficiency estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change (for example, our current operating plan does not include any additional development activities for XP23829 beyond the current Phase 2 development program), and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our agreements with Astellas and Reckitt and from potential cash payments under our agreement with Reckitt. We are also eligible to receive additional potential contingent event-based and royalty payments under the Reckitt agreement.

We are responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, or sales of HORIZANT may be less than we anticipate, either or both of which could accelerate our need for additional capital. In addition, we do not believe that revenues generated from HORIZANT and REGNITE sales and other revenues generated from our collaborations with Astellas and Reckitt will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. Additional funds may not be available to us on terms that are acceptable to us, or at all. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may be required to, among other things, reduce the amount of resources devoted to medical affairs, advertising, promotion or sales of HORIZANT, curtail or delay further XP23829 development or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our marketed product and product candidates, and the extent to which we enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

•	the timing, receipt and amount of sales or royalties from HORIZANT, REGNITE and our other potential products;

•	the costs of our sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote and distribute HORIZANT, including increased costs associated with our establishment of a XenoPort-employed sales force and our planned and potential future sales force expansions;

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities, including the timing and costs of further development of XP23829;

•	the costs of manufacturing clinical and commercial supplies of HORIZANT and our product candidates;

•	the timing and costs of complying with the remaining post-marketing commitments and post-marketing requirements established in connection with the approval of HORIZANT, and any future additional commitments or requirements imposed on us by the FDA;

•	the number and characteristics of product candidates that we pursue, including any additional potential indications for HORIZANT or the extent to which we pursue any further development of XP21279;

•	the costs, timing and outcomes of regulatory approvals, if any;

•	the terms and timing of any collaboration arrangements that we may establish or modify;

•	the costs associated with any potential litigation;

•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies that complement our business, although we have no commitments or agreements relating to any of these types of transactions.

Until we can generate a sufficient amount of product revenues, if ever, we expect to finance future cash needs through public or private equity or equity-linked offerings, debt financings or collaboration arrangements. If we raise additional funds by issuing our common stock, or securities convertible into or exchangeable or exercisable for common stock, our stockholders will experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. To the extent that we raise additional capital through collaboration arrangements , we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our financial condition, the commercial prospects of HORIZANT and REGNITE based on their respective sales to date and our relative lack of experience in commercializing products, and/or current economic conditions, including the effects of disruptions to, and volatility in, the credit and financial markets in the United States, Asia, the European Union and other regions of the world.

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

Contractual Obligations

Our future contractual obligations at June 30, 2014 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Purchase commitments (1)	$2,079	$2,079	$—	$—	$—
Long-term payable (2)	6,000	—	2,000	3,000	1,000
Operating lease obligations (3)	2,533	2,164	369	—	—

	$10,612	$4,243	$2,369	$3,000	$1,000

(1)	At June 30, 2014, we had non-cancelable purchase orders and minimum purchase obligations of approximately $2.1 million under our commercial supply agreement with Patheon Pharmaceuticals Inc. and GSK.
(2)	On November 8, 2012, we executed a termination and transition agreement with GSK that terminated our development and commercialization agreement with respect to HORIZANT. GSK provided us inventory of gabapentin enacarbil in GSK’s possession that was not required for use by GSK in the manufacture of HORIZANT. In exchange for such inventory, we will make annual payments to GSK of $1.0 million for six years beginning in 2016.
(3)	In the fourth quarter of 2012, we entered into an amendment to the lease with respect to our current office space at 3410 Central Expressway, Santa Clara, California, which extended the term of the lease for an additional two years so that the lease will expire on August 27, 2015. Operating lease obligations do not assume the exercise by us of any termination or extension options.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the six months ended June 30, 2014 to our market risk exposure as disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, as of June 30, 2014, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) were effective.

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

Risks Related to our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never obtain profitability.*

We have incurred cumulative losses of $577.4 million since our inception in May 1999, including net losses of $19.4 million and $24.4 million for the three months ended June 30, 2014 and 2013, respectively. We have made, and expect to continue to make, substantial expenditures in connection with our commercialization of HORIZANT® (gabapentin enacarbil) Extended-Release Tablets and to further develop and potentially commercialize our product candidates. We continue to expect substantial costs and expenses associated with maintaining sales, marketing and commercial capabilities, as well as those associated with research, development, clinical trials, manufacturing and potential regulatory approvals and commercialization of XP23829. In addition, we do not believe that revenues generated from sales of HORIZANT and REGNITE® (gabapentin enacarbil) Extended-Release Tablets will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or sustain profitability. HORIZANT is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults and for the management of postherpetic neuralgia, or PHN, in adults. We have been solely responsible for the commercialization and further development of HORIZANT since May 1, 2013. During a transition period that ended on April 30, 2013, Glaxo Group Limited, or GSK, was responsible for promoting HORIZANT in the United States pursuant to a November 2012 termination and transition agreement that terminated the prior collaboration arrangement between the parties. REGNITE has been approved by the Japanese Ministry of Health, Labour and Welfare, or MHLW, as a treatment for patients with RLS, and Astellas Pharma Inc. is responsible for promoting REGNITE in Japan.

To date, we have not generated revenue from sales of HORIZANT or REGNITE that is sufficient to fund our operations. We have financed our operations primarily through the sale of equity securities, non-equity payments from collaboration, partnership, licensing and other similar forms of arrangements with third parties, collectively referred to as collaboration arrangements, and interest earned on investments. Prior to 2013, we devoted substantially all of our efforts to research and development, including clinical trials. During 2013, we devoted substantial efforts to the initiation of HORIZANT commercial operations, and we expect our selling, general and administrative expenses to increase compared to 2013 levels primarily due to the full-year effect of expenses incurred in maintaining sales, marketing, distribution and other commercial capabilities for HORIZANT, largely through third-party service providers, as well as expenses arising from our planned sales force expansion through our contract sales organization and the cost and expense of the establishment of a XenoPort-employed sales force. If sales-related revenue from HORIZANT, REGNITE or any product candidate that receives marketing approval is insufficient, if we or our collaborators are unable to develop and commercialize our product candidates or if development is delayed, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our success depends substantially on the success of HORIZANT. If we do not successfully market and sell HORIZANT, or if Astellas does not effectively market and sell REGNITE in Japan, we may be unable to generate significant product revenue and may be unable to achieve profitability.*

For the three months ended June 30, 2014, we recorded net sales in the United States of HORIZANT of only $4.9 million. To achieve profitability, we will need to generate substantially more product revenue from HORIZANT, REGNITE or our product candidates that may receive approval.

Our ability to generate significant revenue from HORIZANT depends on our ability to achieve market acceptance of, and to otherwise effectively market, HORIZANT for the treatment of moderate-to-severe primary RLS and for the management of PHN. We may not be able to devote sufficient resources to the advertising, promotion and sales efforts for HORIZANT. We also need to continue to expend time and resources to train sales representatives to be credible, persuasive and compliant in discussing HORIZANT with physicians. We also need to continue to train and monitor sales representatives to ensure that a consistent and appropriate message about HORIZANT is being delivered. If we are unable to effectively educate physicians and potential customers about the benefits and risks of HORIZANT, we could face significant pressure from generic competition, negative market perception due to GSK’s prior promotional efforts and a lack of physician awareness, third-party reimbursement and differentiation from currently approved treatments. Due to our limited resources, we have made decisions on how best to allocate our resources to efficiently promote HORIZANT. We may not be correct on our decisions, which would limit the sales we could achieve from HORIZANT and could lead to our failure to capitalize on its market opportunity. For example, we have decided on where to locate sales representatives based on certain characteristics of the territories. If other territories where we have chosen not to a locate sales representative could have generated greater HORIZANT sales than the territories where we are promoting HORIZANT, we will be unable to capture the full potential value of HORIZANT. In addition, we could fail to comply with applicable regulatory guidelines with respect to the marketing and manufacturing of HORIZANT or with post-marketing commitments or requirements mandated by the FDA, which could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls and total or partial suspension of production. In addition, if we are unable to effectively train sales representatives and equip them with effective materials, including medical and sales literature to help inform and educate potential customers about the benefits and risks of HORIZANT and its proper administration, our efforts to successfully commercialize HORIZANT could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

Other factors that may inhibit or delay our efforts to commercialize HORIZANT or any other approved product candidates include:

•	the inability of our contract sales organization to provide sales representatives with appropriate technical expertise or our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	our inability to successfully establish and retain a XenoPort-employed sales force;

•	our inability to effectively manage and maintain third-party logistical support for our XenoPort-employed sales force;

•	the inability of sales personnel to obtain access to adequate numbers of physicians to provide appropriate information on the advantages and risks of prescribing HORIZANT or other products that may result from our product candidates;

•	inability to obtain coverage and adequate reimbursement from third-party payers;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage compared to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with establishing a XenoPort-employed sales force and/or contracting for additional sales representatives as part of our planned or future sales force expansions.

The competition for qualified personnel in the pharmaceutical and biotechnology field is intense, and we may experience difficulties in recruiting, hiring and retaining qualified individuals. Prior to our commercial launch of HORIZANT, we had no experience commercializing products on our own, and we have only limited management expertise in developing and maintaining a commercial organization. Due to our limited internal resources, we have contracted, and anticipate that we will continue to contract, with third-party vendors to manage much of our growth and sales infrastructure. We will be at risk to the extent we rely on such third parties without effective oversight. In addition, such third-party contractors may not be the most efficient allocation of resources if we could implement such infrastructure internally in a more cost-effective manner. If we are not successful in recruiting and retaining qualified sales and marketing personnel or in maintaining either a XenoPort-employed or a contracted sales and marketing infrastructure, we will have difficulty commercializing HORIZANT or our product candidates, which would adversely affect our business and financial condition.

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

In 2013, due to manufacturing delays, there was a stockout of HORIZANT, meaning that an insufficient amount of HORIZANT was in the supply chain to meet the demand of orders by pharmacies and wholesalers. As a result, starting in March 2013, certain patients who had been prescribed HORIZANT were not able to have such prescriptions filled. Although this stockout was resolved in May 2013, the implementation of our full commercial promotion of HORIZANT was delayed for approximately one month. If we or Patheon Pharmaceuticals Inc., our contract manufacturer of HORIZANT, or our third-party distribution, warehousing and inventory control service providers experience further delays or issues or otherwise fail to maintain adequate supplies of HORIZANT, our ability to fully commercialize HORIZANT could be hindered, the future demand for, and product sales of, HORIZANT could be further reduced and our business could be harmed, all of which could accelerate our need for additional capital.

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

We have no experience in maintaining a commercial sales force on our own and, to the extent we do not successfully maintain a commercial sales force, sales of HORIZANT and our business will be harmed.*

We are in the process of establishing a XenoPort-employed sales force. We plan to continue to rely on our contract sales organization to provide back office support for our existing team of sales representatives. We plan to hire our existing sales team from that contract sales organization to create a XenoPort-employed sales force to promote HORIZANT. We have no experience in maintaining a commercial sales force on our own, and we may not be able to establish or maintain a XenoPort-employed sales force in a cost-effective or timely manner, or otherwise realize a positive return on our investment. We will also need to commit additional resources to maintain a XenoPort-employed sales force, and maintaining a XenoPort-employed sales force will impose significant added responsibilities on members of management, including the need to recruit, maintain and integrate additional employees. We will also have to compete with other pharmaceutical and life sciences companies to recruit and retain sales representatives. Our ability to commercialize HORIZANT will depend, in part, on our ability to establish and maintain our XenoPort-employed sales force effectively. Because of the numerous risks and uncertainties involved with establishing our XenoPort-employed sales force, we may experience difficulties commercializing HORIZANT, which would adversely affect our business and financial results. In addition, although we are in the process of establishing a XenoPort-employed sales force, we expect to continue to rely on our current contract sales organization to provide us with additional contract sales representatives as part of our planned sales force expansion, and thus we will need to continue to rely on our contract sales organization to provide us with and maintain contract sales representatives with appropriate technical expertise to manage this growth.

Our success also depends substantially on our product candidates that are still under development. If we or our collaborators are unable to bring any of these product candidates to market, or experience significant delays in doing so, our ability to generate revenue and our likelihood of success will be reduced.*

Our ability to generate revenue in the future will depend heavily on the successful development and commercialization of our product candidates. Any of our product candidates could be unsuccessful if it:

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

For example, in 2011, following our preliminary results of a Phase 2 clinical trial of XP21279 for the potential treatment of patients with Parkinson’s disease who were experiencing motor fluctuations, we announced that we were deferring further investment in the program pending the outcome of discussions with regulatory authorities and availability of resources. Based on our subsequent End-of-Phase 2 meeting with the FDA, we plan to continue development of XP21279 to the extent additional resources permit or we enter into a collaboration arrangement with a third party, which we may be unable to do. If our resources prove insufficient or we are unable to establish a collaboration arrangement with a third party for the development and commercialization of XP21279, we may be unable to advance its development. Our resources may also prove insufficient to develop XP23829 without a collaborator. If we are unable to make additional product candidates commercially available, we may not be able to generate substantial product revenues, which would adversely affect our business and financial condition.

In May 2013, following our preliminary results of a Phase 3 clinical trial to evaluate arbaclofen placarbil, or AP, for the potential treatment of spasticity in multiple sclerosis, or MS, patients, we announced that we were terminating further investment in AP for such treatment. In May 2014, we announced that we had entered into a license agreement with Reckitt Benckiser Pharmaceuticals, Inc., which became effective in June 2014, pursuant to which we granted to Reckitt exclusive world-wide rights to develop and commercialize pharmaceutical products containing AP and other produgs of baclofen or R-baclofen, or collectively, AP Products, for all indications, subject to our right of first negotiation with Reckitt to collaborate to develop and commercialize AP Products for non-addiction indications. Accordingly, we are now wholly dependent on Reckitt to develop and commercialize AP Products, and if Reckitt is unable to bring any AP Products to market, or experiences significant delays in doing so, our ability to generate any additional revenue from AP will be substantially impaired and our business may be harmed.

We currently depend, and may in the future depend, on collaboration arrangements to complete the development, regulatory approval and commercialization of some of our product candidates. These arrangements may place the development of our product candidates outside our control, may require us to relinquish important rights, may otherwise be on terms unfavorable to us and may ultimately not be successful.*

As a result of our license agreement with Reckitt, in which we granted to Reckitt exclusive world-wide rights to develop and commercialize AP Products for all indications, subject to our right of first negotiation with Reckitt to collaborate to develop and commercialize AP Products for non-addiction indications, we are wholly dependent on Reckitt to develop and commercialize AP Products. Future financial returns to us, if any, under our license agreement with Reckitt depend on the achievement of development, regulatory and commercialization milestones, plus royalties on potential future net product sales. Therefore, any associated future financial returns to us and our stockholders under the Reckitt license agreement depend entirely on the efforts of, and funding by, Reckitt for the development and commercialization of AP Products. If Reckitt is not successful in developing and bringing AP Products to market, our ability to generate revenue from AP will be substantially diminished, the development or commercialization of AP could be delayed or terminated, and our business and financial condition could be harmed. Further, if Reckitt fails to identify and qualify one or more suitable manufacturers of AP, or if such manufacturers terminate their agreement with Reckitt and Reckitt is otherwise unable to manufacture or contract to manufacture sufficient quantities of AP, development and commercialization of AP Products could be impaired or delayed. In addition, if the Reckitt license terminates in such a way that AP reverts to us and we seek alternative arrangements with one or more other parties to develop and commercialize AP, we may not be able to enter into such an agreement with another suitable third party or third parties on acceptable terms, or at all. Moreover, although we have a retained a right of first negotiation with Reckitt to collaborate to develop and commercialize AP Products for non-addiction indications, this right is limited and Reckitt is under no obligation to us to enter into a collaboration with us for AP Products. Accordingly, we could fail to capitalize on, or share in, any successful development of AP by Reckitt apart from the milestone and royalty payment obligations to us under the Reckitt license agreement.

In December 2005, we entered into a collaboration arrangement with Astellas for the development and commercialization of gabapentin enacarbil, also known as REGNITE, in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. In 2007, we entered into an exclusive collaboration arrangement with GSK to develop and commercialize gabapentin enacarbil worldwide, excluding the original Astellas territory. Following a significant dispute in 2012, including the filing of lawsuits in California and Delaware, we terminated our collaboration arrangement with GSK pursuant to a termination and transition agreement, under which the product rights to HORIZANT returned to us in May 2013. We cannot control the amount and timing of resources that Astellas devotes to the development or commercialization of REGNITE or to its marketing and distribution. For example, in May 2013, Astellas informed us that they did not have plans for commercialization of REGNITE in the countries other than Japan in their territory. As a result, all rights to gabapentin enacarbil in Korea, the Philippines, Indonesia, Thailand and Taiwan reverted to us. In addition, Astellas may abandon further commercialization of REGNITE in Japan, or terminate their collaboration arrangement with us at any time, which could delay or impair the development and commercialization of REGNITE and harm our business.

In addition to our collaborations with Astellas and Reckitt, we may enter into future collaboration arrangements with third parties to further develop and commercialize HORIZANT/gabapentin enacarbil and/or to develop and commercialize our product candidates. Our dependence on current and future collaborators for the development, regulatory approval and commercialization of some of our products and product candidates subjects us to a number of risks, including:

•	we are not able to control the amount and timing of resources that our collaborator devote to the development or commercialization of products and product candidates, or to their marketing and distribution;

•	disputes may arise between us and our collaborators, such as the litigation proceedings with GSK in 2012, that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;

•	we may not be able to control the amount and timing of resources that our collaborators may devote to the development or commercialization of products and product candidates or to their marketing and distribution;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	if we do not receive timely and accurate information from any collaborator or our third-party vendors regarding sales activities, expenses and resulting operating profits and losses, our estimates at a given point of time could be incorrect and we could be required to record adjustments in future periods or restate our financial results for prior periods;

•	collaborators may not be successful in their efforts to obtain regulatory approvals in a timely manner, or at all;

•	collaborators may receive regulatory sanctions relating to other aspects of their business that could adversely affect the approval or commercialization of our product candidates;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	business combinations or significant changes in a collaborators business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

•	a collaborator could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors;

•	collaborators may experience financial difficulties; and

•	the collaboration arrangements may be terminated or allowed to expire, which would delay the development or commercialization and may increase the cost of developing or commercializing our product candidates.

For example, in 2007, we entered into a collaboration arrangement with Xanodyne Pharmaceuticals, Inc. for the development and commercialization of XP21510 in the United States. In 2009, Xanodyne terminated the collaboration arrangement. Likewise, our collaboration with GSK was not successful and was terminated following a significant dispute and litigation related to GSK’s performance under the collaboration.

We may need to raise additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our commercialization efforts or our current product development programs.*

We may need to raise additional capital in order to sustain our operations beyond the fourth quarter of 2016, to maintain a sales infrastructure and marketing and distribution capabilities for HORIZANT, and to continue the development of XP23829. Our future funding requirements will depend on many factors, including:

•	the timing, receipt and amount of sales or royalties from HORIZANT, REGNITE and our other potential products;

•	the costs of our sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote and distribute HORIZANT, including increased costs associated with the establishment of a XenoPort-employed sales force and our planned and potential future sales force expansions;

•	the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities, including the timing and costs of further development of XP23829;

•	the costs of manufacturing clinical and commercial supplies of HORIZANT and our product candidates;

•	the timing and costs of complying with the remaining post-marketing commitments and post-marketing requirements established in connection with the approval of HORIZANT, and any future additional commitments or requirements imposed on us by the FDA;

•	the number and characteristics of product candidates that we pursue, including any additional potential indications for HORIZANT or the extent to which we pursue any further development of XP21279;

•	the costs, timing and outcomes of regulatory approvals, if any;

•	the terms and timing of any collaboration arrangements that we may establish or modify;

•	the costs associated with any potential litigation;

•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies that complement our business, although we have no commitments or agreements relating to any of these types of transactions.

Until we can generate a sufficient amount of product revenues, if ever, we expect to finance future cash needs through public or private equity or equity-linked offerings, debt financings or collaboration arrangements. If we raise additional funds by issuing our common stock, or securities convertible into or exchangeable or exercisable for common stock, our stockholders will experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. To the extent that we raise additional capital through collaboration arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our financial condition, the commercial prospects of HORIZANT and REGNITE based on their respective sales to date and our relative lack of experience in commercializing products, and/or current economic conditions, including the effects of disruptions to, and volatility in, the credit and financial markets in the United States, Asia, the European Union and other regions of the world.

We believe that our existing capital resources, together with interest thereon and anticipated product revenue, will be sufficient to meet our projected operating requirements into the fourth quarter of 2016. We have based our cash sufficiency estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change (for example, our current operating plan does not include any additional development activities for XP23829 beyond the current Phase 2 development program), and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our collaboration arrangements with Astellas and Reckitt. We are responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, or sales of HORIZANT may be less than we anticipate, either or both of which could accelerate our need for additional capital.

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

We intend to continue to rely on third-party service providers to perform a variety of functions related to the sale and distribution of HORIZANT, key aspects of which are out of our direct control. The services provided by these third parties include warehousing and inventory control, distribution, customer service, government price reporting, recording of sales, accounts receivable management and cash collection. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines or otherwise do not carry out their contractual duties to us, or if HORIZANT encounters physical or natural damage at their facilities, our ability to deliver HORIZANT to meet commercial demand would be significantly impaired. If these third parties do not provide us with timely and accurate information, it could impact our ability to comply with our financial reporting, state and federal healthcare professional aggregate spend reporting, government price reporting and securities laws obligations, which could expose us to the risk of stockholder lawsuits and adversely affect our business. In addition, we have engaged third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding HORIZANT and related services. If the quality or accuracy of the data maintained or services performed by these third parties is insufficient, we could be subject to regulatory sanctions.

The commercial success of HORIZANT, REGNITE or any other products that we or our collaborators may develop will depend upon the degree of market acceptance among physicians, patients, healthcare payers and the medical community.*

HORIZANT, REGNITE or any other products that may result from our product candidates may not gain market acceptance among physicians, patients, healthcare payers and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product or collaboration revenues and we may not become profitable. The degree of market acceptance of HORIZANT, REGNITE or any products resulting from our product candidates will depend on a number of factors, including:

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

Our ability to generate revenue from HORIZANT, REGNITE or any other products that we or our collaborators may develop will depend on the availability of coverage and adequate reimbursement from third-party payers and drug pricing policies and regulations. *

In both U.S. and foreign markets, our ability and that of our collaborators to successfully commercialize HORIZANT, REGNITE or any other products that we or our collaborators may develop, and our ability to attract strategic partners for these products, depends in significant part on the availability of financial coverage and adequate reimbursement from third-party payers, including, in the United States, governmental payers such as the Medicare and Medicaid programs, managed care organizations and private health insurers. Many patients may be unable to pay for HORIZANT, REGNITE or any other products that we or our collaborators may develop. We cannot be sure that coverage and adequate reimbursement in the United States, Japan, Europe or elsewhere will be available for HORIZANT, REGNITE or any other products that may result from our product candidates, and any reimbursement that may become available may be decreased or eliminated in the future. Additionally, coverage and reimbursement determinations are made on a payer-by-payer basis. Therefore, obtaining acceptable coverage and reimbursement from one payer does not guarantee we will obtain similar acceptable coverage or reimbursement from another payer. Third-party payers increasingly are challenging prices charged for medical products and services, and many third-party payers may refuse to provide reimbursement for particular drugs when an equivalent generic drug or suitable alternative treatment is available. Although we believe HORIZANT, REGNITE and any other products that may result from our product candidates represent an improvement over the parent drugs upon which they are based and should be considered unique and not subject to substitution by a generic parent drug, it is possible that a third-party payer may consider HORIZANT, REGNITE or our product candidates and the respective generic parent drug as equivalents and only offer to reimburse patients for the generic drug. Even if we show improved efficacy or improved convenience of administration with HORIZANT, REGNITE or our product candidates, pricing of the existing parent drug may limit the amount we or our collaborators will be able to charge for HORIZANT, REGNITE or our product candidates. If reimbursement is not available or is available only at limited levels, we or our collaborators may not be able to successfully commercialize HORIZANT, REGNITE or any of our product candidates that obtain marketing approval, and may not be able to obtain a satisfactory financial return on such products.

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

The trend toward managed healthcare in the United States and the changes in health insurance programs, as well as the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, enacted in 2010, may result in lower prices for pharmaceutical products, including HORIZANT or any other products that may result from our product candidates. In addition, if the 2003 MMA or the PPACA were amended to impose direct governmental price controls and access restrictions, these could have a significant adverse impact on our business, including on any product sales revenue from HORIZANT. Any future regulatory changes regarding the healthcare industry or third-party coverage and reimbursement may affect demand for HORIZANT or any other products that may result from our product candidates and could harm our sales and profitability.

If competitors are able to develop and market products that are more effective, safer or less costly than HORIZANT, REGNITE or any other products that we or our collaborators may develop, our commercial opportunity will be reduced or eliminated.*

We face competition from established pharmaceutical and biotechnology companies, including generic competitors, as well as from academic institutions, government agencies and private and public research institutions. Our commercial opportunity will be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than HORIZANT, REGNITE or any other products that may result from our product candidates. In addition, significant delays in the development of our product candidates could allow competitors to bring products to market before us and impair our ability to effectively commercialize our product candidates.

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

Many of our and our collaborators’ competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing, distributing and selling approved products than we do. Established pharmaceutical companies may invest heavily to quickly discover and develop novel compounds that could make HORIZANT, REGNITE or our product candidates obsolete. Larger pharmaceutical companies also may have significantly greater sales forces, distribution capabilities and marketing expertise, which may result in more effective communication and awareness of their products. Smaller or early-stage companies may also prove to be significant competitors, particularly through business arrangements with large and established companies. In addition, these third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. Accordingly, competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing medicines before we or our collaborators do. We are also aware of other companies that may currently be engaged in the discovery of medicines that will compete with HORIZANT, REGNITE or products that may result from our product candidates. In addition, in the markets that we are targeting, we expect to compete against current market-leading medicines. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition will suffer.

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

If product liability lawsuits are brought against us, we will incur substantial liabilities and may be required to limit commercialization of HORIZANT or any other products that we may develop. *

We face an inherent risk of product liability exposure related to the commercial use of HORIZANT and the testing of HORIZANT or our product candidates in human clinical trials. If we cannot successfully defend ourselves against claims that HORIZANT, our product candidates or products that may result from our product candidates caused injuries, we will incur substantial liabilities.

Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for HORIZANT or any product candidates or products that may result from our product candidates;

•	injury to our reputation;

•	costly recalls of HORIZANT or other products that may result from our product candidates;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	substantial monetary awards to clinical trial participants or patients;

•	loss of revenue; and

•	the inability to commercialize any future products that may result from our product candidates.

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

If we are unable to manufacture or contract to manufacture sufficient quantities of HORIZANT, the commercialization of HORIZANT could be impaired or interrupted. For example, manufacturing delays resulted in a stockout of HORIZANT in 2013. As a result of the manufacturing delays, our full commercial promotion of HORIZANT was delayed for approximately one month. If we or Patheon experience other delays or issues, our ability to commercialize HORIZANT could be further impaired. As part of the termination and transition agreement, GSK provided its inventory of gabapentin enacarbil drug substance to us. Although the inventory of drug substance has reached the end of its specified shelf life, we believe that such inventory will remain in specification and will be usable, or in the alternative, we believe the drug substance can be re-crystallized into usable form. GSK relied on a single source supplier of gabapentin enacarbil drug substance, and its agreement with such manufacturer has expired. If we are incorrect about the usability of the gabapentin enacarbil drug substance, are unable to have it meet specifications upon re-crystallization or are unable to enter into an agreement with the contract manufacturer or qualify an alternative manufacturer, we may be limited in the amount of HORIZANT we could have manufactured and the commercialization of HORIZANT could be impaired or interrupted. Under the terms of our collaboration arrangement with Astellas, Astellas is solely responsible for the manufacture of REGNITE to support its commercialization in Japan. To our knowledge, Astellas is currently relying on single source suppliers for commercial supplies of REGNITE. As a result, if Astellas fails to manufacture or contract to manufacture sufficient quantities of REGNITE, commercialization of REGNITE could be impaired in Japan.

Under the terms of our license agreement with Reckitt, Reckitt is solely responsible for the manufacture of AP to support its development and commercialization of AP Products. If Reckitt fails to identify and qualify one or more suitable manufacturers of AP, or if such manufacturers terminate their agreement with Reckitt and Reckitt is otherwise unable to manufacture or contract to manufacture sufficient quantities of AP, development and commercialization of AP Products could be impaired or delayed.

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

If we or our collaborators are required to obtain alternate third-party manufacturers, it could delay or prevent the clinical development and commercialization of HORIZANT or our product candidates.*

We or our collaborators may not be able to maintain or renew existing, or obtain new, third-party manufacturing arrangements on acceptable terms, if at all. If we or our collaborators are unable to continue relationships with suppliers for HORIZANT/gabapentin enacarbil, XP23829, AP and XP21279, or to continue relationships at an acceptable cost or if these suppliers fail to meet our requirements for HORIZANT or these product candidates for any reason, we or our collaborators would be required to obtain alternative suppliers. Any inability to obtain qualified alternative suppliers, including an inability to obtain, or delay in obtaining, approval of an alternative supplier from the FDA, would delay or prevent the clinical development and commercialization of HORIZANT or our product candidates.

Use of third-party manufacturers may increase the risk that we or our collaborators will not have adequate supplies of HORIZANT or our product candidates. *

Reliance on third-party manufacturers by us or our collaborators will create exposure that could result in disruptions to the supply chain, product stockouts, patients not having access to their regular treatment, higher costs or lost product revenues, or it could delay or prevent:

•	the commercialization of our products or products that may result from our product candidates;

•	the initiation or completion of clinical trials;

•	the submission of applications for regulatory approvals; and

•	the approval of our product candidates by the FDA or foreign regulatory authorities.

In particular, our or our collaborators’ contract manufacturers:

•	could encounter difficulties in achieving volume production, quality control and quality assurance or suffer shortages of qualified personnel, which could result in their inability to manufacture sufficient quantities of drugs to meet commercial needs or clinical supplies of HORIZANT, REGNITE or our product candidates;

•	could terminate or choose not to renew manufacturing agreements, based on their own business priorities, at a time that is costly or inconvenient for us or our collaborators;

•	could fail to establish and follow FDA-mandated current good manufacturing practices, or cGMPs, which are required for FDA approval of our product candidates, or fail to document their adherence to cGMPs, either of which could require costly recalls of products already having received approval, lead to significant delays in the availability of material for clinical study or delay or prevent marketing approval for our product candidates;

•	could encounter financial difficulties that would interfere with their obligations to supply HORIZANT, REGNITE or our product candidates; and

•	could breach, or fail to perform as agreed under, manufacturing agreements.

For example, in 2013, due to manufacturing delays by GSK and Patheon, there was an insufficient amount of HORIZANT in the supply chain to meet the demand of orders of HORIZANT by pharmacies and wholesalers, leading to a one-month delay in our full commercial promotion of HORIZANT.

If we or our collaborators are not able to obtain and maintain adequate supplies of HORIZANT, REGNITE or our product candidates, it will have a significant impact on the commercialization efforts for HORIZANT or REGNITE, and will make it more difficult to develop our product candidates. HORIZANT, REGNITE, our product candidates and any products that we may develop may compete with other products and product candidates for access to manufacturing facilities.

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

If our or our collaborators’ preclinical studies do not produce successful results or clinical trials do not demonstrate safety and efficacy in humans, we or our collaborators will not be able to commercialize our product candidates. *

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we and our collaborators must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. A failure of one or more of our or our collaborators’ clinical trials could occur at any stage of testing. For example, in July 2010, GSK announced top-line results from a 30-week, double-blind, placebo-controlled, Phase 2 clinical trial of HORIZANT as a potential prophylactic treatment for migraine headaches in which HORIZANT did not demonstrate a statistically significant improvement on the primary endpoint when compared to placebo. In addition, long-term safety concerns may prevent the approval of any of our product candidates by a regulatory authority. For example, in February 2010, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats delayed FDA approval of the HORIZANT NDA at that time. Furthermore, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. In addition, the results of clinical trials by third parties evaluating a prodrug sharing the same parent drug as our prodrug candidates, including prodrugs of MMF such as TECFIDERA, developed by Biogen Idec and approved by the FDA in March 2013, may not be indicative of the results in clinical trials that we may conduct with our prodrug candidate, including XP23829. Further, unfamiliarity with novel patient-reported outcome tools, trial assessments or endpoints or with certain patient populations, including related subject drop-out rates, could result in additional cost, delay or failure of our clinical trials. For example, in 2013, we announced that our first Phase 3 clinical trial in MS patients was unsuccessful in demonstrating that AP provided statistically significant improvement relative to placebo in the co-primary endpoints of the study. We have since discontinued any further investment in AP as a treatment for spasticity in patients with MS.

We or our collaborators may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process, which could delay or prevent our or our collaborators’ ability to commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us to commence a clinical trial at a prospective trial site;

•	preclinical testing or clinical trials may produce negative or inconclusive results, which may require the conduct of additional preclinical or clinical testing or abandonment of projects that we expect to be promising;

•	we or our collaborators may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks;

•	risks associated with clinical trial design may result in a failure of the clinical trial to show statistically significant results even if the product candidate is effective;

•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects.

Any failure or delay in commencing or completing clinical trials for our product candidates could severely harm our business.*

The commencement and completion of clinical trials for our product candidates may be delayed or terminated as a result of many factors, including:

•	a clinical hold on an IND;

•	delays in patient enrollment, unanticipated high patient drop-out rates and variability in the number and types of patients available for clinical trials, all of which we have experienced in the past;

•	our or our collaborators’ inability to manufacture or obtain from third parties materials sufficient for use in preclinical studies and clinical trials;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

•	poor effectiveness of product candidates during clinical trials;

•	unforeseen safety issues or side effects; and

•	governmental or regulatory delays and changes in regulatory requirements, policies and guidelines.

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

We rely on third parties to conduct preclinical and clinical trials on our behalf. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.

We do not have the ability to independently conduct clinical trials, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators, collaborators and contract laboratories, to conduct our clinical trials. We have, in the ordinary course of business, entered into agreements with these third parties, and we will continue to do so. Nonetheless, we, as the sponsor, are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. For example, we need to prepare, and ensure our compliance with, various procedures required under good clinical practices, even though third-party contract research organizations have prepared and are complying with their own, comparable procedures. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates, or successfully commercialize HORIZANT.

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

HORIZANT and REGNITE remain, and future products, if any, will remain, subject to ongoing regulatory review. If we or our collaborators fail to comply with continuing regulations, these approvals could be rescinded and the sale of our products could be suspended.*

Any regulatory approval to market a product could be conditioned on conducting additional, costly, post-approval studies or implementing a risk evaluation and mitigation strategy or could contain strict limits on the indicated uses included in the labeling. For example, the FDA approval of HORIZANT for the treatment of moderate-to-severe primary RLS included requirements for GSK to conduct a program of post-marketing commitments, or PMCs, and post-marketing requirements, or PMRs, in adults, including: a 12-week, double-blind, placebo-controlled efficacy study evaluating 300 mg, 450 mg and 600 mg tablets of HORIZANT dosed once per day (“low-dose efficacy study”); two simulated driving studies; a drug-drug interaction study with morphine; and a cardiovascular safety, or QTc, study. GSK also agreed to conduct a pediatric program for subjects 13 years and older. The pediatric clinical program, which was not completed by GSK and is scheduled to commence after requested adult data is obtained and reviewed by the FDA, includes: a pharmacokinetics, or PK, study; a parallel, fixed-dose response efficacy study; a long-term safety study; and a simulated driving study. The specific protocol submission and trial completion dates for these PMCs/PMRs range from April 2011 through July 2024. Although GSK completed some of these PMCs/PMRs, including conduct of the low-dose efficacy study, we are responsible for fulfilling the remaining, and any additional future, post-marketing study requirements, which will be expensive and time-consuming and may divert management time and resources away from our commercialization efforts or the development of our product candidates.

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

We and our collaborators are also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we may commercialize our products. The FDCA, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. These statutes and regulations include, but are not limited to, anti-kickback statutes and false claims statutes.

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

We have contracted with a contract sales organization that currently employs the sales representatives who promote HORIZANT, and we plan to use the same contract sales organization to employ additional sales representatives through our planned sales force expansion. In addition, although we are in the process of establishing a XenoPort-employed sales force by hiring our existing sales representatives from our contract sales organization, we plan to continue to rely on that organization to provide back office support for theXenoPort-employed sales force. However, we expect that government and regulatory agencies will hold us responsible for any actions by such sales representatives regardless of whether they are employed directly by XenoPort or by our contract sales organization. If we or our contract sales organization fails to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we and our collaborators could be subject to administrative or judicially imposed sanctions, including:

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

If we or our collaborators are not able to obtain or maintain required regulatory approvals, we or our collaborators will not be able to commercialize HORIZANT, REGNITE or our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful. *

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA and other agencies in the United States and by comparable authorities in other countries. The inability to obtain or maintain FDA approval or approval from comparable authorities in other countries would prevent us and our collaborators from commercializing HORIZANT, REGNITE or our product candidates in the United States or other countries. Although HORIZANT and REGNITE have been approved for commercial sale in the United States and Japan, respectively, we may never receive regulatory approval for the commercial sale of our product candidates. In addition, even if a product candidate ultimately receives regulatory approval, the regulatory process may include significant delays that could harm our business. For example, in 2010, GSK received a Complete Response letter from the FDA in which a preclinical finding of pancreatic acinar cell tumors in rats precluded approval of the HORIZANT NDA for the treatment of moderate-to-severe primary RLS at that time. GSK responded to questions raised by the FDA in the Complete Response letter with an NDA resubmission and amended the NDA from a Section 505(b)(1) to a 505(b)(2) application in order for the FDA to be able to consider published gabapentin nonclinical data in their assessment of HORIZANT. HORIZANT subsequently received approval from the FDA in 2011. However, our business was harmed due to the delay in obtaining approval for HORIZANT as a treatment for moderate-to-severe primary RLS. Moreover, if the FDA requires that any of our products or product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our collaborators will be unable to continue or begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our products or product candidates is classified as a controlled substance by the DEA, we or our collaborators would have to register annually with the DEA and those products or product candidates would be subject to additional regulation.

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

The FDA has substantial discretion in the approval process and may refuse to approve any application or decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. Varying interpretations of the data obtained from preclinical and clinical testing or other studies could delay, limit or prevent regulatory approval of any of our product candidates. As part of their review process, the FDA could require additional studies or trials to satisfy particular safety concerns. For example, although we had discussions with the FDA in 2012 regarding the studies required by the FDA to support an NDA submission for XP21279 for the potential treatment of advanced idiopathic Parkinson’s disease, when or if we decide to pursue these studies and the approval of XP21279, the FDA could change their guidance or require additional studies, causing delay or the expenditure of additional resources. Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials, and we or our collaborators may be unable to maintain regulatory approvals for our products. In addition, the FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

We and our collaborators will need to obtain regulatory approval from authorities in foreign countries to market our product candidates in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we or our collaborators fail to obtain approvals from foreign jurisdictions, the geographic market for our product candidates would be limited.

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

For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as Paragraph IV certifications, that certify that any patents listed in the Patent and Exclusivity Information Addendum of the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, with respect to any product referenced in the Section 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the Section 505(b)(2) application. Under the Hatch-Waxman Act, the holder of patents that the Section 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit within 45 days of the patent owner’s receipt of notice triggers a one-time, automatic, up to 30-month stay of the FDA’s ability to approve the 505(b)(2) application. For example, we are aware that there are seven patents listed in the Orange Book for TECFIDERA that have expiration dates between April 2018 and February 2028. If we file a Section 505(b)(2) application referencing TECFIDERA data, we will have to provide a Paragraph IV certification against any such listed patents if they have not expired by that time. Although we believe that an approved XP23829 product would not infringe the claims in the listed patents, that the listed patents would expire before any such potential Section 505(b)(2) submission would otherwise occur based on our current anticipated product development timelines, and/or that the claims in the listed patents are invalid and/or unenforceable, if we provide a Paragraph IV certification, the patent holder may file a patent infringement lawsuit, triggering up to a 30-month stay on the FDA’s ability to approve our Section 505(b)(2) application. Accordingly, we may invest a significant amount of time and expense in the development of one or more products only to be subject to significant delay and patent litigation before such products may be commercialized, if at all. A Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, or NCE, listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the approved product. To avoid such potential delay or for other reasons, we may pursue a full development pathway of such product candidate under Section 505(b)(1) of the FDCA, which could be more expensive and time consuming. In this regard, while we are in discussions with the FDA about potentially pursuing XP23829 development under the Section 505(b)(2) pathway, we believe at this time that it is likely that we will pursue a full development pathway for XP23829 under Section 505(b)(1) of the FDCA. Even if we submit an NDA under Section 505(b)(2), the FDA may reject our future Section 505(b)(2) submissions and require us to file such submissions under Section 505(b)(1). These factors, among others, may limit our ability to successfully commercialize our product candidates.

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

In 2010, PPACA became law in the United States. PPACA has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the pharmaceutical industry. Among the provisions of PPACA of importance to the pharmaceutical industry are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for branded (with certain exceptions) and generic drugs, respectively;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report annually certain payments or “transfers of value” provided to physicians and teaching hospitals, as each is defined in PPACA and its implementing regulations, and to report any ownership and investment interests held by physicians and their immediate family members during the preceding calendar year, with data collection requirements that began on August 1, 2013 and to report to the Centers for Medicare & Medicaid Services on an annual basis;

•	a new requirement to track and annually report certain drug samples that manufacturers and distributors provide to licensed practitioners;

•	expansion of healthcare laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance under certain healthcare laws;

•	a licensure framework for follow-on biologic products; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Competitors and other third parties may misappropriate, infringe or otherwise violate our intellectual property rights including our patent, trademark, copyright and know-how rights. To counter such infringement or other violations, we may be required to file legal actions such as claims, suits, proceedings and/or litigation, which can be expensive, distracting and time consuming. Any such legal actions could provoke the relevant parties to assert counterclaims against us, including claims alleging that we infringe their patents, have misappropriated their proprietary know-how or otherwise violated their own intellectual property rights. In addition, in a patent infringement proceeding, a court may decide that one or more of the patents we assert against a third party is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to prevent the other party from using the technology at issue on the grounds that our patents do not cover the activities. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In such a case, we could ultimately be forced to cease our use of such marks. We may also become involved in other disputes relating to our intellectual property rights, such as opposition, post-grant review, derivation, interference or re-examination proceedings before the USPTO or its foreign counterparts and, if we are unable to successfully resolve any such disputes, we could lose rights in our valuable intellectual property. In any intellectual property disputes, even if we are successful, any award of monetary damages, injunction or other remedy we receive may not be commercially valuable. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Third-party claims of intellectual property infringement would require us to spend significant time and money and could prevent us from developing or commercializing our products. *

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering products or other technologies of interest to us that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. For example, we are aware of a family of third-party patent applications relating to prodrugs of gabapentin. We believe the applications have been abandoned in the United States, the European Patent Office, Canada, Australia and the United Kingdom. Additionally, with respect to the development of XP23829, we are aware of third-party patents and patent applications relating to the use of fumarates in the treatment of MS and psoriasis, including several such patents held by Biogen Idec and included in the TECFIDERA Orange Book listing. With respect to the claims contained in these patent applications and patents, we believe that an approved XP23829 product would not infringe the claims of the patents at issue, that the patents would expire before any infringement would otherwise occur based on our current anticipated product development timelines, and/or that the claims in the third-party patents or patent applications are invalid and/or unenforceable. In addition, we believe that in all countries in which we hold or have licensed rights to patents or patent applications related to HORIZANT, REGNITE or gabapentin enacarbil, the composition-of-matter patents relating to gabapentin have expired. However, it is possible that a judge or jury will disagree with our conclusions regarding non-infringement, invalidity and/or expiration of these patents that may relate to XP23829 and HORIZANT, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. In addition, there could be other third-party patents or patent applications covering certain aspects of our planned development or commercialization activities that we are not yet aware of. Any legal action against our current or potential future collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential injunction that could prevent us from selling the affected products, expose us to potential liability for damages and require our current or potential future collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. Licenses required under any of these patents may not be available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to develop, commercialize and sell HORIZANT, REGNITE or our product candidates. Such legal actions against us could also include the theory of contributory infringement, or claiming that because our prodrugs are broken down in the body into an active metabolite and other substances, that we have infringed on patents that cover the use of the active metabolite. We believe that there may continue to be significant litigation in the biotechnology and pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.

Furthermore, our commercial success will depend, in part, on our and our collaborators’ ability to develop additional product candidates in current indications of interest or opportunities in other indications. Some of these activities may involve the use of genes, gene products, screening technologies and other research tools that are covered by third-party patents. Court decisions have indicated that the exemption from patent infringement afforded by the Hatch-Waxman Act does not encompass all research and development activities associated with product development. In some instances, we may be required to obtain licenses to such third-party patents to conduct our development activities, including activities that may have already occurred. It is not known whether any license required under any of these patents would be made available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to maintain a pipeline of potential product candidates and to bring new products to market. If we are required to defend against patent suits brought by third parties relating to third-party patents that may be relevant to our development activities, or if we initiate such suits, we could incur substantial costs in litigation. Moreover, an adverse result from any legal action in which we are involved could subject us to damages and/or prevent us from conducting some of our development activities.

We may expend our limited resources to market or sell a product or pursue the development of a particular candidate or indication and fail to capitalize on other products or product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we must focus on products and product candidates for the specific indications that we believe are the most promising. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products, including HORIZANT, or profitable market opportunities. In addition, we may spend valuable time and managerial and financial resources on marketing or promoting a product that is not commercially viable or developing product candidates for specific indications that ultimately do not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product or product candidate, we may relinquish valuable rights to that product or product candidate through collaboration arrangements in situations where it would have been more advantageous for us to retain sole rights to development and commercialization.

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

If we do not establish collaborations for our product candidates, we may have to alter our development and commercialization plans. *

Our strategy includes selectively collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our product candidates. We intend to do so, especially for indications that involve a large, primary care market that must be served by large sales and marketing organizations or to develop and commercialize product candidates that fall outside our core focus or our core development capabilities. We face significant competition in seeking appropriate collaborators, and these collaborations are complex and time consuming to negotiate and document. We may not be able to negotiate additional collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional collaborations because of the numerous risks and uncertainties associated with establishing additional collaborators. If we are unable to negotiate additional collaborations, we may not be able to maximize the market opportunity of a product, or we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues. For example, we do not intend to pursue any further development of XP21279 unless we have sufficient funds to do so or we enter into collaborations with third parties for such development. Accordingly, if we are unable to establish collaborations for these product candidates, we may determine to abandon these product candidates entirely in which case we would not receive any return on our investments in these product candidates.

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

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize HORIZANT or our product candidates.*

Our success depends on our continued ability to attract, retain and motivate highly qualified management, commercial, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians. If we are not able to retain our key personnel, we may not be able to successfully commercialize HORIZANT, or develop or commercialize our product candidates. Competition may limit our ability to hire and retain highly qualified personnel on acceptable terms. Moreover, none of our employees have employment commitments for any fixed period of time and could leave our employment at will. We do not carry “key person” insurance covering members of senior management or key scientific personnel. If we fail to identify, attract and retain qualified personnel, we may be unable to continue our development and commercialization activities.

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

Risks Related to Ownership of our Common Stock

Our stock price is volatile, and purchasers of our common stock could incur substantial losses.*

The market price of our common stock, and the market prices of securities of biopharmaceutical companies in general, have been highly volatile. In this regard, the market price of our common stock is likely to continue to be subject to wide fluctuations. The market price of our common stock may be influenced by many factors, including:

•	the commercial sales of HORIZANT, REGNITE or any of our other products that may result from our product candidates that may in the future be approved by the FDA or its foreign counterparts;

•	the costs to maintain adequate sales, marketing and commercial capabilities to commercialize HORIZANT;

•	adverse results or delays in clinical trials;

•	the timing of achievement of our clinical, regulatory, collaborating and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the filing for regulatory approval or the establishment of commercial collaborations for one or more of our product candidates;

•	announcement of FDA approvability, approval or non-approval of our product candidates, and the timing of the FDA review process;

•	actions taken by regulatory agencies with respect to HORIZANT, REGNITE or our product candidates, our clinical trials or our sales and marketing activities;

•	actions taken by regulatory agencies with respect to products or drug classes related to HORIZANT, REGNITE or our product candidates;

•	problems in our manufacturing or supply chain that limit or exhaust the quantity of supplies of HORIZANT that are available to patients;

•	changes in our collaborators’ business strategies;

•	developments in our relationship with Astellas and/or Reckitt, including potential disputes or the termination or further modification of our agreements with Astellas and/or Reckitt;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including infringement lawsuits;

•	actions taken by regulatory agencies with respect to our or our collaborators’ compliance with regulatory requirements;

•	announcements or actions by stockholder activists;

•	hedging or arbitrage trading activity that may develop involving our common stock;

•	announcements of technological innovations or new products by us or our competitors;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	restatements of our financial results and/or material weaknesses in our internal controls; and

•	the loss of any of our key scientific or management personnel.

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

Fluctuations in our operating results could cause our stock price to decline.*

Our operating results will be difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to our acquisition of the HORIZANT business in May 2013 and the relative lack of our own historical sales data, HORIZANT sales may be difficult to predict from period to period and as a result, you should not rely on HORIZANT sales results in any period as being indicative of future performance, and sales of HORIZANT may be below the expectation of securities analysts or investors in the future.

The following factors are likely to result in fluctuations of our operating results from quarter to quarter and year to year:

•	the level and timing of commercial sales of HORIZANT, REGNITE or any of our other products that may result from our product candidates approved by the FDA or its foreign counterparts;

•	the costs to maintain adequate sales, marketing and commercial capabilities to commercialize HORIZANT, and the costs associated with fulfilling the remaining, and any additional future, PMCs and PMRs for HORIZANT;

•	changes in the amount of deductions from gross sales, including government-mandated rebates, chargebacks and discounts that can vary because of changes to the government discount percentage or due to different levels of utilization by entities entitled to government rebates and discounts and changes in patient demographics;

•	adverse results or delays in our or our collaborators’ clinical trials;

•	the timing and achievement of our clinical, regulatory, collaborating and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the filing for regulatory approval or the establishment of a commercial collaboration for one or more of our product candidates;

•	announcement of FDA approvability, approval or non-approval of our product candidates and the timing of the FDA review process;

•	actions taken by regulatory agencies with respect to HORIZANT, REGNITE or our product candidates, our clinical trials or our sales and marketing activities;

•	actions taken by regulatory agencies with respect to products or drug classes related to HORIZANT, REGNITE or our product candidates;

•	problems in our manufacturing or supply chain that limit or exhaust the quantity of supplies of HORIZANT that are available to patients;

•	changes in our collaborators’ business strategies;

•	developments in our relationship with our collaborators, including potential disputes or the termination or modification of our agreements;

•	actions taken by regulatory agencies with respect to our or our collaborators’ compliance with regulatory requirements;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including patent infringement lawsuits; and

•	announcements of technological innovations or new products by us or our competitors.

Due to these fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good predictor of our future performance. For example, due primarily to the recognition of revenues from up-front, milestone and contingent event-based payments from our agreements with Astellas and GSK, we were profitable for the year ended December 31, 2007 and in the three months ended June 30, 2011. However, while recognition of these revenues resulted in a profitable year or quarter for those periods, we incurred net losses in each full year since 2007. In any particular financial period, the actual or anticipated fluctuations could be below the expectations of securities analysts or investors and our stock price could decline.

We may become subject to increased stockholder activism efforts that each could cause a material disruption to our business.*

Certain influential institutional investors and hedge funds have taken steps to involve themselves in the governance and strategic direction of certain companies due to governance or strategic-related disagreements between such companies and such stockholders. For example, Clinton Relational Opportunity Master Fund, L.P. conducted a proxy contest with respect to matters voted upon at our 2014 annual meeting of stockholders, which contest followed multiple communications to us urging a change in our capital allocation strategy away from our HORIZANT commercialization efforts and a change in our management. Responding to this proxy contest was time-consuming and was a significant distraction for our board of directors, management and employees, and diverted the attention of our board of directors and senior management from the pursuit of our business strategy. The expenses for legal and advisory fees and expenses and associated costs incurred in connection with this proxy contest were substantial and increased our operating expenses for the first half of 2014 by approximately $1.2 million. Increased or future stockholder activism efforts could result in substantial costs and a further diversion of management’s attention and resources, which could harm our business and adversely affect the market price of our common stock.

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

As of July 15, 2014, our executive officers, directors and holders of 5% or more of our outstanding common stock, based upon information known to us and derived from Schedules 13G filed with the SEC, beneficially owned approximately 45% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquiror from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of July 15, 2014, we had 62,211,589 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)

3.3	Amended and Restated Bylaws(3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

4.1	Specimen Common Stock Certificate(5)

4.2	Form of Right Certificate(6)

4.3	Form of Registered Direct Common Warrant(7)

10.22*	Form of Change of Control Agreement with certain officers

10.26*	XenoPort, Inc. 2014 Equity Incentive Plan(8)

10.27*	Form of Stock Option Grant Notice and Option Agreement for Employees under the 2014 Equity Incentive Plan(9)

10.28*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Employees under the 2014 Equity Incentive Plan(10)

10.29*	Forms of Stock Option Grant Notice and Option Agreement for Non-Employee Directors under the 2014 Equity Incentive Plan

10.30*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2014 Equity Incentive Plan

10.31+	License Agreement, dated as of May 14, 2014, between XenoPort, Inc. and Reckitt Benckiser Pharmaceuticals Inc.(11)

10.32*	Non-Employee Director Compensation Policy

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(12)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensation plan or arrangement.
+	Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 18, 2012.
(3)	Incorporated herein by reference to Exhibit 3.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 30, 2008.
(8)	Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on June 16, 2014.
(9)	Incorporated herein by reference to Exhibit 10.2 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on June 16, 2014.
(10)	Incorporated herein by reference to Exhibit 10.3 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on June 16, 2014.
(11)	Incorporated herein by reference to Exhibit 2.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on June 24, 2014.
(12)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc.
(Registrant)

August 7, 2014	/S/ RONALD W. BARRETT
Ronald W. Barrett
Chief Executive Officer and Director
(principal executive officer)

August 7, 2014	/S/ WILLIAM G. HARRIS
William G. Harris
Senior Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)

3.3	Amended and Restated Bylaws(3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

4.1	Specimen Common Stock Certificate(5)

4.2	Form of Right Certificate(6)

4.3	Form of Registered Direct Common Warrant(7)

10.22*	Form of Change of Control Agreement with certain officers

10.26*	XenoPort, Inc. 2014 Equity Incentive Plan(8)

10.27*	Form of Stock Option Grant Notice and Option Agreement for Employees under the 2014 Equity Incentive Plan(9)

10.28*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Employees under the 2014 Equity Incentive Plan(10)

10.29*	Forms of Stock Option Grant Notice and Option Agreement for Non-Employee Directors under the 2014 Equity Incentive Plan

10.30*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2014 Equity Incentive Plan

10.31+	License Agreement, dated as of May 14, 2014, between XenoPort, Inc. and Reckitt Benckiser Pharmaceuticals Inc.(11)

10.32*	Non-Employee Director Compensation Policy

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(12)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensation plan or arrangement.
+	Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.
(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 18, 2012.
(3)	Incorporated herein by reference to Exhibit 3.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 30, 2008.
(8)	Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on June 16, 2014.
(9)	Incorporated herein by reference to Exhibit 10.2 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on June 16, 2014.
(10)	Incorporated herein by reference to Exhibit 10.3 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on June 16, 2014.
(11)	Incorporated herein by reference to Exhibit 2.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on June 24, 2014.
(12)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.