Form 10-Q
period 2014-09-30
XENOPORT INC
filed 2014-11-05
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Total number of shares of common stock outstanding as of October 15, 2014: 62,237,829.

XENOPORT, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

HORIZANT, REGNITE, Transported Prodrug, XENOPORT and the XenoPort logo are trademarks of XenoPort, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$21,853	$20,584
Short-term investments	91,519	38,074
Accounts receivable	2,355	939
Inventories	1,295	1,262
Prepaids, restricted investments and other current assets	5,039	2,826
Total current assets	122,061	63,685
Property and equipment, net	2,370	2,552
Long-term inventories	9,488	10,185
Restricted investments and other assets	175	2,119
Total assets	$134,094	$78,541
Current liabilities:
Accounts payable	$2,157	$1,432
Accrued compensation	4,899	2,741
Accrued preclinical and clinical costs	1,250	824
Other accrued liabilities	4,580	3,938
Deferred revenue	1,134	1,134
Total current liabilities	14,020	10,069
Deferred revenue	11,147	11,997
Other noncurrent liability	3,139	2,782
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 62,232 and 47,800 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	62	48
Additional paid-in capital	674,878	591,128
Accumulated other comprehensive income	7	—
Accumulated deficit	(569,159)	(537,483)
Total stockholders' equity	105,788	53,693
Total liabilities and stockholders' equity	$134,094	$78,541

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues:
Product sales, net	$5,648	$2,037	$13,525	$3,677
Collaboration revenue	25,284	379	25,850	1,137
Royalty revenue	136	111	402	258
Total revenues	31,068	2,527	39,777	5,072
Operating expenses:
Cost of product sales	560	305	1,589	554
Research and development	6,641	6,047	16,501	29,636
Selling, general and administrative	15,555	14,928	53,191	41,451
Total operating expenses	22,756	21,280	71,281	71,641
Income (loss) from operations	8,312	(18,753)	(31,504)	(66,569)
Interest income	70	43	185	182
Interest expense	(123)	(106)	(357)	(358)
Net income (loss)	8,259	(18,816)	(31,676)	(66,745)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(7)	20	7	(19)
Comprehensive income (loss)	$8,252	$(18,796)	$(31,669)	$(66,764)
Basic and diluted net income (loss) per share	$0.13	$(0.39)	$(0.52)	$(1.41)
Shares used to compute basic net income (loss) per share	62,219	47,691	60,367	47,471
Shares used to compute diluted net income (loss) per share	62,447	47,691	60,367	47,471

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Operating activities
Net loss	$(31,676)	$(66,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	471	870
Accretion of investment discounts and amortization of investment premiums, net	819	858
Stock-based compensation expense	7,154	8,308
Changes in assets and liabilities:
Accounts receivable	(1,416)	(867)
Prepaids and other current and noncurrent assets	(269)	(1,171)
Inventories	664	(552)
Accounts payable	725	710
Accrued compensation	2,158	(769)
Accrued restructuring charges	—	(993)
Accrued preclinical and clinical costs	426	(3,318)
Other accrued liabilities, current and noncurrent	999	2,679
Deferred revenue, current and noncurrent	(850)	(1,137)
Net cash used in operating activities	(20,795)	(62,127)
Investing activities
Purchases of investments	(136,734)	(76,817)
Proceeds from maturities of investments	82,476	118,024
Purchases of property and equipment	(288)	(271)
Net cash (used in) provided by investing activities	(54,546)	40,936
Financing activities
Net cash proceeds provided by (used in) issuance of common stock and exercise of stock options	76,610	(1,426)
Net cash provided by (used in) financing activities	76,610	(1,426)
Net increase (decrease) in cash and cash equivalents	1,269	(22,617)
Cash and cash equivalents at beginning of period	20,584	36,134
Cash and cash equivalents at end of period	$21,853	$13,517

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Nature of Operations

XenoPort, Inc., or the Company, was incorporated in the state of Delaware on May 19, 1999. The Company is a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates for the potential treatment of neurological and other disorders. The Company is currently commercializing HORIZANT® (gabapentin enacarbil) Extended-Release Tablets in the United States and developing its novel fumaric acid ester product candidate, XP23829, as a potential treatment for psoriasis and/or relapsing forms of multiple sclerosis, or MS. The Company’s other product candidates are: XP21279 and arbaclofen placarbil, or AP, which is licensed to Reckitt Benckiser Pharmaceuticals, Inc. Effective June 2014, the Company granted to Reckitt exclusive, world-wide rights to develop and commercialize pharmaceutical products containing AP and other prodrugs of baclofen or R-baclofen, or collectively, the AP Products, for all indications, subject to the Company’s right of first negotiation with Reckitt to collaborate to develop and commercialize AP Products for non-addiction indications (See Note 2 for more information). XP21279 is a potential treatment for patients with idiopathic Parkinson’s disease. The Company may develop it further, to the extent that its resources permit, or it may enter into collaboration, partnership, licensing and other similar forms of revenue-generating transactions with third-party business partners for such development. HORIZANT and the Company’s product candidates are prodrugs that are typically created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct limitations in the oral absorption, distribution and/or metabolism of the parent drug. HORIZANT and each of the Company’s product candidates are orally-available, patented molecules that address potential markets with clear unmet medical needs. The Company’s facilities are located in Santa Clara, California.

On November 8, 2012, the Company reached an agreement with Glaxo Group Limited, or GSK, to terminate the Amended and Restated Development and Commercialization Agreement dated November 7, 2010, between the Company and GSK regarding HORIZANT and resolved all ongoing litigation between the parties. Under the terms of the November 2012 termination and transition agreement, during a transition period that ended on April 30, 2013, GSK continued to exclusively commercialize, promote, manufacture and distribute HORIZANT in the United States. The Company was not eligible to receive any milestone payments from GSK and did not receive any revenue or incur any losses from GSK’s sales of HORIZANT during the transition period. GSK continued to fully fund the costs associated with the management and conduct of required post-marketing clinical studies initiated by GSK prior to the date of the termination and transition agreement. In addition, GSK provided to the Company inventory of gabapentin enacarbil in GSK’s possession that was not required for use by GSK in the manufacture of HORIZANT and related manufacturing property and equipment. In exchange for such inventory, the Company will make annual payments to GSK of $1,000,000 for six years beginning in 2016, which was recorded at its present value as “Other noncurrent liability” on the Company’s balance sheet for the periods ended September 30, 2014 and December 31, 2013 and is being accreted to its contractual value over the payment period. On May 1, 2013, the Company completed the acquisition of the HORIZANT business in accordance with the termination and transition agreement and assumed all responsibilities and associated rights for the further development, manufacturing and commercialization of HORIZANT in the United States on that date. GSK was responsible for the commercial manufacture and supply of HORIZANT during the transition period. The Company did not assume any liabilities of GSK’s HORIZANT business as of the acquisition date.

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

Basis of Preparation

The accompanying financial statements as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2014 and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, is the single source of authoritative U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014. The results of operations of the acquired HORIZANT business, along with the fair values of the assets acquired in the transaction, have been included in the Company’s financial statements since the May 1, 2013 acquisition date.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, or ASU,  No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which creates a single source of revenue guidance under GAAP for all companies in all industries. The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates. ASU 2014-09 also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017, and early adoption is not permitted. The Company may adopt ASU 2014-09 either by way of a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company is currently evaluating the impact that ASU 2014-09 will have on its financial statements and has not yet determined which transition method it will apply.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). This update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2014-15 will be effective for the Company beginning with its annual report for fiscal 2016 and interim periods thereafter. The Company is currently evaluating the impact that ASU 2014-15 will have on its financial statements.

2. Partnership and Collaboration Arrangements

Reckitt Benckiser Pharmaceuticals, Inc.

On May 14, 2014, the Company entered into an exclusive license agreement with Reckitt, which became effective on June 19, 2014. Under the terms of this agreement, the Company granted to Reckitt exclusive, world-wide rights to develop and commercialize AP Products for all indications, subject to its right of first negotiation with Reckitt to collaborate to develop and commercialize AP Products for non-addiction indications. In exchange for these rights, the Company received an upfront, non-refundable cash payment of $20,000,000 in June 2014 and also received an additional $5,000,000 in July 2014 after delivery of specified materials to Reckitt. The Company is also eligible to receive aggregate cash payments of up to $120,000,000 upon the achievement by Reckitt of certain contingent event-based payments, of which $70,000,000 are regulatory and development-based and $50,000,000 are commercialization-based. In addition, the Company is entitled to receive tiered double-digit royalty payments of up to the mid-teens on a percentage basis on potential future net sales of the products in the United States, and high single-digit royalty payments on potential future net sales of the products outside the United States. The Company also agreed to transfer its existing AP Investigational New Drug applications, or INDs, know-how, and to provide supply transition assistance to facilitate the establishment of Reckitt’s AP Product manufacturing capabilities pursuant to a mutually agreed supply transition plan.

The Company assessed its transfer and assistance obligations under the Reckitt agreement using the multiple-element arrangements revenue recognition guidance since those obligations involved more than one deliverable to Reckitt. This analysis involved identification of the deliverables, determining if they qualify as separate units of accounting, arriving at fair value estimates for each separate unit of accounting, and allocating total consideration to each unit of accounting. The Company identified the following non-contingent deliverables under the license agreement: (1) grant of exclusive rights, or the license; (2) transfer of know-how necessary for the manufacture and development of AP Products; (3) transfer of INDs; (4) transfer of specified materials; and (5) supply of transition assistance to facilitate the establishment of Reckitt’s AP Product manufacturing capabilities pursuant to a mutually agreed upon supply transition plan. The license, know-how, INDs and supply of transition assistance deliverables were combined into one unit of accounting since each of these deliverables was dependent on, and not separate from each other, and accordingly did not have stand-alone value.  The total of the upfront cash payment of $20,000,000 and the additional cash payment of $5,000,000 were allocated into two units of accounting using the relative estimated selling price method. The Company developed its best estimate of selling prices for each deliverable in order to allocate the non-contingent arrangement consideration to the two units of accounting. For the license, know-how, INDs and supply of transition assistance, the Company used the discounted cash flow method to estimate the price at which it could sell them on a stand-alone basis. Embedded in the estimate were significant assumptions including: (1) probabilities of success during the development process; (2) potential customer market for the drug; (3) selling price for the drug; (4) costs to develop, maintain and manufacture the developed drug; and (5) discount rate. For the materials, the Company estimated the selling price based on the cost to purchase such materials from third party suppliers.  Both the initial upfront cash payment of $20,000,000 and the additional cash payment of $5,000,000 were recognized as collaboration revenue upon the transfer of the deliverables to Reckitt, which occurred during the three months ended September 30, 2014.

Astellas Pharma Inc.

In December 2005, the Company entered into an agreement pursuant to which it licensed to Astellas Pharma Inc. exclusive rights to develop and commercialize gabapentin enacarbil in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. Astellas began selling gabapentin enacarbil in Japan in July 2012 under the trade name of REGNITE® (gabapentin enacarbil) Extended-Release Tablets. In May 2013, the rights to gabapentin enacarbil in Korea, the Philippines, Indonesia, Thailand and Taiwan reverted to the Company after Astellas notified the Company that it did not have plans for the commercialization of gabapentin enacarbil in these five Asian countries in its territory. In the three and nine months ended September 30, 2014, the Company recognized collaboration revenue of $284,000 and $850,000, respectively, representing amortization of the upfront license payment under this agreement. In the three and nine months ended September 30, 2013, the Company recognized collaboration revenue of $379,000 and $1,137,000, respectively, representing amortization of the upfront license payment under this agreement. In the three and nine months ended September 30, 2014, the Company recognized $136,000 and $402,000, respectively, in royalty revenue. In the three and nine months ended September 30, 2013, the Company recognized $111,000 and $258,000, respectively, in royalty revenue. As of September 30, 2014, the Company had recognized an aggregate of $53,630,000 of revenues pursuant to this agreement. At September 30, 2014, $12,281,000 of revenue was deferred under this agreement and is being recognized on a straight-line basis over a period that the Company expects to remain obligated to provide services, of which $1,134,000 was classified within current liabilities and the remaining $11,147,000 was recorded as a noncurrent liability.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
		(In thousands, except per share amounts)
Numerator:
Net income (loss)	$8,259	$(18,816)	$(31,676)	$(66,745)
Denominator:
Weighted-average common shares outstanding - Basic	62,219	47,691	60,367	47,471
Dilutive effect of:
Restricted stock units and options to purchase common stock	228	—	—	—
Weighted-average common shares outstanding - Diluted	62,447	47,691	60,367	47,471
Basic and diluted net income (loss) per share	$0.13	$(0.39)	$(0.52)	$(1.41)
Outstanding securities at period end not included in the computation of diluted net income (loss) per share as they had an anti-dilutive effect:
Restricted stock units and options to purchase common stock	7,338	6,751	7,970	6,751
Warrants outstanding	—	283	—	283
	7,338	7,034	7,970	7,034

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

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2014:
Cash	$4,148	$—	$—	$4,148
Money market funds	17,705	—	—	17,705
Corporate debt securities	91,512	26	(19)	91,519
Certificates of deposit	1,725	—	—	1,725
	$115,090	$26	$(19)	$115,097

Reported as:
Cash and cash equivalents				$21,853
Short-term investments				91,519
Restricted investments (1)				1,725
				$115,097

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2013:
Cash	$2,281	$—	$—	$2,281
Money market funds	10,046	—	—	10,046
U.S. government-sponsored agencies	2,500	—	—	2,500
Corporate debt securities	43,831	6	(6)	43,831
Certificates of deposit	1,725	—	—	1,725
	$60,383	$6	$(6)	$60,383

Reported as:
Cash and cash equivalents				$20,584
Short-term investments				38,074
Restricted investments (1)				1,725
				$60,383

___________

(1)	Included in “Prepaids, restricted investments and other current assets” as of September 30, 2014 and in “Restricted investments and other assets” as of December 31, 2013.

At September 30, 2014, the contractual maturities of all investments held were less than 16 months. At December 31, 2013, the contractual maturities of all investments held were less than one year. All investments have been designated as available-for-sale, and changes to unrealized gains and losses are reflected as the only component of accumulated other comprehensive income. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity may be one year or more beyond the current balance sheet date.

No gross realized gains or losses were recognized and accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings in the three and nine months ended September 30, 2014, or in the same periods in 2013.

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value on a recurring basis and were classified at the following fair value hierarchy (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Total As of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Money market funds	$17,705	$17,705	$—	$—
Corporate debt securities	91,519	—	91,519	—
Certificates of deposit	1,725	—	1,725	—
Total	$110,949	$17,705	$93,244	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets	Other	Significant
	Total As of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Money market funds	$10,046	$10,046	$—	$—
U.S. government-sponsored agencies	2,500	—	2,500	—
Corporate debt securities	43,831	—	43,831	—
Certificates of deposit	1,725	—	1,725	—
Total	$58,102	$10,046	$48,056	$—

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

Inventories that are not expected to be consumed within 12 months following the balance sheet date are classified as long-term inventories.

Inventories as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Raw materials	$9,648	$10,258
Work in progress	323	76
Finished goods	812	1,113
Total inventories	10,783	11,447
Less: Long-term inventories	9,488	10,185
Total inventories classified as current	$1,295	$1,262

Long-term inventories consisted of active pharmaceutical ingredient, or API, of gabapentin enacarbil, as well as work in progress inventories as of September 30, 2014, used for production of HORIZANT. The Company evaluates demand for HORIZANT and expected consumption of the API based on long-term projected sales of HORIZANT.

7. Other Accrued Liabilities

Other accrued liabilities at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Accrued product costs	$2,003	$1,903
Accrued selling and marketing expenses	911	883
Accrued general and administrative expenses	604	632
Accrued rebates, allowances and returns	784	315
Other liabilities	278	205
Total other accrued liabilities	$4,580	$3,938

8. Stock-Based Compensation

Details of the Company’s employee non-cash stock-based compensation were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Research and development	$525	$618	$1,849	$2,523
Selling, general and administrative	1,520	1,851	5,305	5,785
	$2,045	$2,469	$7,154	$8,308

9. Commitments and Contingencies

On February 10, 2014, Clinton Relational Opportunity Master Fund, L.P., or the Clinton Group, initiated a proxy contest by notifying the Company of its intent to present proposals and to nominate three persons for election to the Company’s board of directors, or the Board, in opposition to the Board’s nominees, at the Company’s 2014 Annual Meeting of Stockholders, or the Annual Meeting. The uncertainties associated with the Clinton Group’s proxy contest were resolved during the three months ended June 30, 2014, and none of the Clinton Group’s Board nominations were elected by the Company’s stockholders at the Annual Meeting. Accordingly, the Company does not expect to incur any significant costs related to this matter in the future.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections or earnings. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

XenoPort, Inc. is a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates for the potential treatment of neurological and other disorders. We are currently commercializing HORIZANT® (gabapentin enacarbil) Extended-Release Tablets in the United States and developing our novel fumaric acid ester product candidate, XP23829, as a potential treatment for psoriasis and/or relapsing forms of multiple sclerosis, or MS. In addition, REGNITE® (gabapentin enacarbil) Extended-Release Tablets are being marketed in Japan by Astellas Pharma Inc. We currently depend, and may in the future depend, on collaboration, partnership, licensing and other similar forms of revenue-generating transactions with third- party business partners.

HORIZANT has been approved by the U.S. Food and Drug Administration, or FDA, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults and for the management of postherpetic neuralgia, or PHN, in adults. RLS, also known as Willis-Ekbom Disease, is a neurological disorder characterized by an urge to move the legs, usually caused or accompanied by uncomfortable and unpleasant sensations in the legs. PHN is a neuropathic (nerve) pain syndrome that can follow the healing of an outbreak of herpes zoster, commonly known as shingles. Recently, we announced an agreement with the National Institute on Alcohol Abuse and Alcoholism, or NIAAA, under which the NIAAA would conduct a clinical trial evaluating the use of HORIZANT as a potential treatment for alcohol use disorder, or AUD. The study is planned to be a randomized, double-blind, placebo-controlled clinical trial of the safety and efficacy of HORIZANT in patients who have AUD but are abstinent at treatment initiation.  The study is expected to have a treatment period of six months and to enroll approximately 350 patients in the first half of 2015. Under the terms of the agreement, we will supply clinical trial material and the NIAAA will conduct and pay all other expenses associated with the proposed clinical trial of HORIZANT. We will have access to study results generated under the proposed clinical trial to support any potential regulatory filings for HORIZANT as a potential treatment for AUD.

We reacquired development and commercialization rights to HORIZANT from Glaxo Group Limited, or GSK, our former collaborator for this product, on May 1, 2013. We have focused our promotional and sales efforts on specialty doctors in specific geographic territories. We recently expanded our promotional efforts to additional geographic territories, and, we now have a dedicated sales team of approximately 65 sales representatives promoting HORIZANT. Our sales organization consists of both XenoPort-employed sales representatives and contract sales representatives who are solely dedicated to HORIZANT education and promotion. Sales administration is conducted through a contract sales organization.

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

XP23829 is a fumaric acid ester compound and a patented prodrug of monomethyl fumarate, or MMF. Fumaric acid ester compounds have shown immuno-modulatory and neuroprotective effects in cell-based systems and preclinical models of disease. A fumaric acid ester product is approved in Germany for the treatment of psoriasis, and a fumaric acid ester compound, known as TECFIDERA (dimethyl fumarate), was approved by the FDA in March 2013 for the treatment of relapsing forms of MS and by the European Commission in February 2014 for the treatment of relapsing-remitting MS. We have evaluated XP23829 in Phase 1 studies with healthy subjects to determine its safety and pharmacokinetic profile. Based on the favorable preliminary results of XP23829 Phase 1 and toxicology studies, we submitted an Investigational New Drug, or IND, application to the Division of Dermatology and Dental Products of the FDA for XP23829 as a potential treatment for moderate-to-severe chronic plaque-type psoriasis. In June 2014, we initiated a Phase 2 clinical trial of XP23829 in patients with moderate-to-severe chronic plaque-type psoriasis. We are evaluating 800 mg of XP23829 dosed once-a-day, 400 mg of XP23829 dosed twice-a-day, and 400 mg of XP23829 dosed once-a-day in this trial.

We also have two other product candidates: arbaclofen placarbil, or AP, which is licensed to Reckitt Benckiser Pharmaceuticals, Inc., and XP21279. With respect to AP, in May 2014, we entered into an exclusive license agreement with Reckitt, which became effective on June 19, 2014. Under the terms of this agreement, we granted to Reckitt exclusive, world-wide rights to develop and commercialize pharmaceutical products containing AP and other prodrugs of baclofen or R-baclofen, or AP Products, for all indications, subject to our right of first negotiation with Reckitt to collaborate to develop and commercialize AP Products for non-addiction indications. In exchange for these rights, we received an upfront, non-refundable cash payment of $20.0 million in June 2014 and also received an additional $5.0 million in July 2014 after delivery of specified materials to Reckitt. We are also eligible to receive aggregate cash payments of up to $120.0 million upon the achievement by Reckitt of certain contingent event-based payments, of which $70.0 million are regulatory and development-based and $50.0 million are commercialization-based. In addition, we are entitled to receive tiered double-digit royalty payments of up to the mid-teens on a percentage basis on potential future net sales of products in the United States, and high single-digit royalty payments on potential future net sales of products outside the United States. We identified the following non-contingent deliverables under the license agreement: (1) grant of exclusive rights; (2) transfer of know-how necessary for the manufacture and development of AP Products; (3) transfer of INDs; (4) transfer of specified materials; and (5) supply of transition assistance to facilitate the establishment of Reckitt’s AP Product manufacturing capabilities pursuant to a mutually agreed supply transition plan. Both the upfront $20.0 million cash payment and the additional $5.0 million payment were recognized as collaboration revenue upon the transfer of the deliverables to Reckitt, which occurred during the three months ended September 30, 2014.

XP21279 is a potential treatment for patients with idiopathic Parkinson’s disease. We may develop it further, to the extent that our resources permit, or we may enter into third-party business relationships in order to carry out such development activities.

The potential for gabapentin enacarbil and/or our product candidates could be enhanced through third-party transactions that would further development and/or enhance commercialization efforts of these assets. As such, we plan to enter into partnerships or collaborations with pharmaceutical companies for gabapentin enacarbil and/or our product candidates: (1) when access to a primary care physician or additional sales efforts are necessary to maximize the commercial potential of an asset; (2) for the development of an asset outside the United States; and/or (3) to develop and commercialize an asset for indications that fall outside our core focus or our core development capabilities.

Historically, revenues recognized through May 1, 2013 were primarily comprised of upfront, milestone and contingent event-based payments from our collaboration and partnership arrangements. While our revenues for the three and nine months ended September 30, 2014 consisted primarily of revenues from the recognition of cash payments we received under our license agreement with Reckitt, we may in the future recognize revenues from contingent-event based payments from Reckitt, and we expect the future composition of our revenues to consist primarily of revenues from HORIZANT product sales. Although we are recognizing revenue from HORIZANT product sales in the United States, our relative lack of commercialization experience, as an organization and with respect to HORIZANT product sales, will make future operating results difficult to predict. In this regard, our product sales revenue may vary significantly from period to period as our commercialization efforts progress, and we may be unable to meaningfully increase HORIZANT product sales or otherwise successfully commercialize HORIZANT in a timely manner or at all. We also expect that the expenses of increasing and maintaining our sales and marketing capabilities, including with respect to the internal and external costs of supporting and maintaining our XenoPort-employed sales representatives and our contract sales representatives, and maintaining a distribution and supply chain infrastructure will continue to be substantial, and these costs may exceed the revenues that we are able to generate from HORIZANT product sales. We recorded $13.5 million in net sales from HORIZANT for the nine months ended September 30, 2014.

Gabapentin enacarbil is licensed to Astellas in Japan. We are entitled to receive percentage-based high-teen royalties on net sales of REGNITE in Japan, and the royalties are recognized as revenue when royalty payments are received. In the nine months ended September 30, 2014, the royalty revenue from net sales of REGNITE in Japan was $0.4 million. We expect royalty revenues from our partnership with Astellas to fluctuate based on the results of their commercialization, marketing and distribution efforts for REGNITE in Japan and, to a lesser extent, foreign currency fluctuations. We expect our research and development expenses to decrease in 2014 compared to 2013 levels primarily due to our decision to terminate further investment in AP, which is now exclusively licensed to Reckitt, which will be partially offset by expected increased development expenses for XP23829, including our Phase 2 clinical trial in patients with moderate-to-severe chronic plaque-type psoriasis that was initiated in June 2014. The timing and amount of research and development expenses incurred will primarily depend upon the extent of current or future clinical trials for XP23829 as well as the related expenses associated with our development organization, regulatory requirements for our product candidates, product candidate manufacturing costs and our ability to raise additional funds. Our future research and development expenses are subject to numerous assumptions that may prove to be wrong and also are subject to risks related to the difficulty and uncertainty of clinical success and regulatory approvals of our product candidates. While we expect that our research and development expenses will decrease in 2014, we expect our selling, general and administrative expenses to increase compared to 2013 levels primarily due to the full-year effect of expenses incurred in maintaining marketing, distribution and other commercial capabilities for HORIZANT, largely through third-party service providers, as well as internal and external expenses of supporting and maintaining our XenoPort-employed sales representatives and our contract sales representatives.

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

We believe that our existing capital resources, together with interest thereon and anticipated product revenue, will be sufficient to meet our projected operating requirements into the fourth quarter of 2016. We have based our cash sufficiency estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change (for example, our current operating plan does not include any additional development activities for XP23829 beyond the current Phase 2 clinical trial), and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our current partnerships with Astellas and Reckitt. With the exception of the proposed clinical trial in patients who have AUD to be conducted by the NIAAA, we are solely responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, or sales of HORIZANT may be less than we anticipate, either or both of which could accelerate our need for additional capital. For the three months ended September 30, 2014, we were profitable due to the recognition of revenues from our agreement with Reckitt. However, we do not believe that revenues generated from HORIZANT and REGNITE sales and other revenues generated from our partnerships with Astellas and Reckitt will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. Additional funds may not be available to us on terms that are acceptable to us, or at all. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may be required to, among other things, reduce the amount of resources devoted to medical affairs, advertising, promotion or sales of HORIZANT, curtail or delay further XP23829 development or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and prospects.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, inventories, stock-based compensation, fair value measurements and accrued expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and significant judgments and estimates are detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which creates a single source of revenue guidance under U.S. generally accepted accounting principles, or GAAP, for all companies in all industries. The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates. ASU 2014-09 also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. ASU 2014-09 will be effective for us in the first quarter of fiscal 2017, and early adoption is not permitted. We may adopt ASU 2014-09 either by way of a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We are currently evaluating the impact that ASU 2014-09 will have on our financial statements and have not yet determined which transition method we will apply.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). This update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2014-15 will be effective for us beginning with our annual report for fiscal 2016 and interim periods thereafter. We are currently evaluating the impact that ASU 2014-15 will have on our financial statements.

Results of Operations

Three and Nine Months Ended September 30, 2014 and 2013

Revenues

Our net product sales revenue was from the sales of HORIZANT after the transition period ended on April 30, 2013. Our collaboration revenue consisted of the recognition of revenues from upfront and milestone payments from our partnership with Astellas and from upfront and additional payments from our partnership with Reckitt. Our royalty revenue was from Astellas and was based on their net sales of REGNITE in Japan.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	$	%	2014	2013	$	%
			(In thousands, except percentages)
Product sales, net	$5,648	$2,037	$3,611	177%	$13,525	$3,677	$9,848	268%
Collaboration revenue	25,284	379	24,905	6571%	25,850	1,137	24,713	2174%
Royalty revenue	136	111	25	23%	402	258	144	56%
Total revenues	$31,068	$2,527	$28,541	1129%	$39,777	$5,072	$34,705	684%

The increase in total revenues for the three and nine months ended September 30, 2014, compared to the same periods in 2013, was primarily due to the recognition of $25.0 million in collaboration revenue resulting from the Reckitt licensing agreement during the third quarter of fiscal 2014.  The increase in total revenues for the three months ended September 30, 2014, compared to the same period in 2013, was also from increased HORIZANT net product sales primarily from an increase in sales volume due to enhanced promotional efforts and, to a lesser extent, from an increase in average net selling prices due to price increases initiated during the first half of 2014. The increase in HORIZANT net product sales for the nine months ended September 30, 2014, compared to the same period in 2013, was primarily from the full period effect of HORIZANT net product sales in 2014 compared to 2013, from an increase in sales volume due to enhanced promotional efforts and, to a lesser extent, from an increase in average net selling prices due to price increases initiated during the first half of 2014.

While our revenues for the three and nine months ended September 30, 2014 consisted primarily of revenues from the recognition of cash payments received under our license agreement with Reckitt, we may in the future recognize revenues from contingent-event based payments from Reckitt, and we expect the future composition of our revenues to consist primarily of revenues from HORIZANT net product sales. We expect our HORIZANT net product sales to increase in 2014 compared to 2013 levels and that they will be dependent upon the success of our strategies for commercialization, promotion, manufacturing and distribution, as well as our ability to successfully execute on these activities and to comply with applicable laws, regulations and regulatory requirements. We expect royalty revenue from our partnership with Astellas to fluctuate based on the results of their commercialization, marketing and distribution efforts for REGNITE in Japan. We expect collaboration revenue to fluctuate based on Reckitt’s timing and achievement of AP contingent-event based payments and to the extent we enter into new partnership, collaboration or other strategic arrangements for our marketed product or any of our product candidates.

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

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	$	%	2014	2013	$	%
			(In thousands, except percentages)
Cost of product sales	$560	$305	$255	84%	$1,589	$554	$1,035	187%

Cost of product sales increased in the three months ended September 30, 2014, compared to the same period in 2013, primarily due to an increase in volume of HORIZANT product sales from enhanced promotional efforts.  The increase in cost of product sales in the nine months ended September 30, 2014, compared to the same period in 2013, was primarily from an increase in volume of HORIZANT product sales due to the full period effect of HORIZANT product sales in 2014 compared to 2013 and, to a lesser extent, due to enhanced promotional efforts.

We expect cost of product sales for HORIZANT to remain relatively constant as a percentage of net product sales for the remainder of the year.

Research and Development Expenses

Research and development expenses consisted of costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts for clinical trials and activities related to development-related regulatory filings.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	$	%	2014	2013	$	%
			(In thousands, except percentages)
Research and development	$6,641	$6,047	$594	10%	$16,501	$29,636	$(13,135)	-44%

The increase in research and development expenses in the three months ended September 30, 2014, compared to the same period in 2013, was principally due to:

—	increased net costs for XP23829 of $2.0 million primarily due to increased clinical and toxicology costs; partially offset by
—

decreased net costs for AP of $0.9 million primarily due to decreased clinical costs as a result of the termination of further development of AP as a potential treatment for spasticity in patients with MS in 2013.

The decrease in research and development expenses in the nine months ended September 30, 2014, compared to the same period in 2013, was principally due to:

—

decreased net costs for AP of $8.6 million primarily due to decreased clinical, manufacturing and consulting costs as a result of the termination of further development of AP as a potential treatment for spasticity in patients with MS in 2013; and

—	decreased personnel costs of $2.5 million primarily due to decreased headcount and decreased non-cash stock-based compensation; partially offset by
—	increased net costs for XP23829 of $0.6 million primarily due to increased toxicology and clinical costs.

We expect our research and development expenses to decrease in 2014 compared to 2013 levels primarily due to our decision in 2013 to terminate further investment in AP as a potential treatment for spasticity in patients with MS as a result of the negative results obtained in our pivotal Phase 3 clinical trial of AP for such treatment, which will be partially offset by expected increasing development expenses for XP23829, including the cost of our Phase 2 clinical trial in patients with moderate-to-severe chronic plaque-type psoriasis that we initiated in June 2014. The timing and amount of research and development expenses incurred will primarily depend upon the extent of current or future clinical trials for XP23829 as well as the related expenses associated with our development organization, regulatory requirements for our product candidates and product candidate manufacturing costs.

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

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	$	%	2014	2013	$	%
			(In thousands, except percentages)
Selling, general and administrative	$15,555	$14,928	$627	4%	$53,191	$41,451	$11,740	28%

The increase in selling, general and administrative expenses in the three months ended September 30, 2014, compared to the same period in 2013, was principally due to costs related to the commercialization and promotion of HORIZANT; specifically, increased professional fees of $1.5 million, which included contract sales force costs, offset in part by a decrease in marketing costs of $1.1 million.

The increase in selling, general and administrative expenses in the nine months ended September 30, 2014, compared to the same period in 2013, was principally due to costs related to the commercialization and promotion of HORIZANT; specifically, increased professional fees of $4.8 million, which included contract sales force costs, marketing costs of $3.8 million and personnel costs of $1.8 million.

Since May 1, 2013, we have been responsible for the commercialization and promotion of HORIZANT in the United States. Accordingly, we expect continued increases in selling, general and administrative expenses in 2014 compared to 2013 levels due to the full-year effect of expenses incurred in maintaining marketing, distribution and other commercial capabilities largely through third-party service providers, as well as the internal and external expenses of supporting and maintaining our XenoPort-employed sales representatives and expenses arising from our contract sales representatives.

Interest Income/Expense

Interest income consisted primarily of interest earned on our cash equivalents and short-term investments, and interest expense consisted primarily of the accretion of our other noncurrent liability.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	$	%	2014	2013	$	%
			(In thousands, except percentages)
Interest income	$70	$43	$27	63%	$185	$182	$3	2%
Interest expense	$123	$106	$17	16%	$357	$358	$(1)	0%

Interest income and expense remained relatively constant in the three and nine months ended September 30, 2014, compared to the same periods of the prior fiscal year.

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

	As of	As of
	September 30,	December 31,
	2014	2013
	(In thousands)
Cash and cash equivalents and short-term investments	$113,372	$58,658
Working capital	108,041	53,616
Restricted investments (1)	1,725	1,725

___________

(2)	Included in “Prepaids, restricted investments and other current assets” as of September 30, 2014 and in “Restricted investments and other assets” as of December 31, 2013.

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash provided by (used in):
Operating activities	$(20,795)	$(62,127)
Investing activities	(54,546)	40,936
Financing activities	76,610	(1,426)
Capital expenditures (included in investing activities above)	288	271

Due to our significant research and development and, more recently, sales and marketing expenditures, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our operations primarily through sales of our equity securities, non-equity payments from our business partners and interest earned on investments. At September 30, 2014, we had available cash and cash equivalents and short-term investments of $113.4 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $20.8 million and $62.1 million in the nine months ended September 30, 2014 and 2013, respectively. The net cash used in operating activities in the nine months ended September 30, 2014 and September 30, 2013 primarily reflected our net loss, partially offset by non-cash stock-based compensation. Net cash provided by (used in) investing activities primarily reflected the timing of purchases of investments and proceeds from maturities of investments.

Net cash provided by (used in) financing activities reflected net cash provided by (used in) the issuance of common stock, which includes $77.4 million net proceeds from our public offering of common stock in the first quarter of 2014, and exercise of stock options.

We believe that our existing capital resources, together with interest thereon and anticipated product revenue, will be sufficient to meet our projected operating requirements into the fourth quarter of 2016. We have based our cash sufficiency estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change (for example, our current operating plan does not include any additional development activities for XP23829 beyond the current Phase 2 clinical trial), and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our agreements with Astellas and Reckitt.

With the exception of the proposed clinical trial in patients who have AUD to be conducted by the NIAAA, we are responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, or sales of HORIZANT may be less than we anticipate, either or both of which could accelerate our need for additional capital. For the three months ended September 30, 2014, we were profitable due to the recognition of revenues from our agreement with Reckitt. However, we do not believe that revenues generated from HORIZANT and REGNITE sales and other revenues generated from our partnerships with Astellas and Reckitt will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. Additional funds may not be available to us on terms that are acceptable to us, or at all. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may be required to, among other things, reduce the amount of resources devoted to medical affairs, advertising, promotion or sales of HORIZANT, curtail or delay further XP23829 development or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the development and commercialization of our marketed product and product candidates, and the extent to which we enter into additional partnerships, collaborations or other strategic arrangements with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, including:

—	the timing, receipt and amount of sales or royalties from HORIZANT, REGNITE and our other potential products;
—

the costs of our sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote and distribute HORIZANT, including the internal and external expenses of supporting and maintaining our XenoPort-employed sales representatives and expenses associated with our contract sales representatives and any potential future expansions to our dedicated sales team;

—

the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities, including the timing and costs of further development of XP23829;

—	the costs of manufacturing clinical and commercial supplies of HORIZANT and our product candidates;

—

the timing and costs of complying with the remaining post-marketing commitments and post-marketing requirements established in connection with the approval of HORIZANT, and any future additional commitments or requirements imposed on us by the FDA;

—

the number and characteristics of product candidates that we pursue, including any additional potential indications for HORIZANT such as the treatment of patients with AUD, or the extent to which we pursue any further development of XP21279;

—	the costs, timing and outcomes of regulatory approvals, if any;
—	the timing of any contingent-event based and royalty payments under our licensing arrangement with Reckitt;
—	the terms and timing of any third-party business arrangements that we may establish or modify;
—	the costs associated with any potential litigation;
—	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and
—

the extent to which we acquire or invest in businesses, products or technologies that complement our business, although we have no commitments or agreements relating to any of these types of transactions.

Until we can generate a sufficient amount of product revenues, if ever, we expect to finance future cash needs through public or private equity or equity-linked offerings, debt financings or third-party business transactions. If we raise additional funds by issuing our common stock, or securities convertible into or exchangeable or exercisable for common stock, our stockholders will experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. To the extent that we raise additional capital through future third-party business transactions, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our financial condition, the commercial prospects of HORIZANT and REGNITE based on their respective sales to date and our relative lack of experience in commercializing products, and/or current economic conditions, including the effects of disruptions to, and volatility in, the credit and financial markets in the United States, Asia, the European Union and other regions of the world.

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

Contractual Obligations

Our future contractual obligations at September 30, 2014 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Purchase commitments (1)	$2,378	$2,378	$—	$—	$—
Long-term payable (2)	6,000	—	2,000	2,000	2,000
Operating lease obligations (3)	2,145	2,145	—	—	—
	$10,523	$4,523	$2,000	$2,000	$2,000

(1)

At September 30, 2014, we had non-cancelable purchase orders and minimum purchase obligations of approximately $2.4 million under our commercial supply agreement with Patheon Pharmaceuticals Inc. and GSK.

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

There have been no material changes during the nine months ended September 30, 2014 to our market risk exposure as disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, as of September 30, 2014, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) were effective.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2014.

Risks Related to our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never obtain profitability.*

We have incurred cumulative losses of $569.2 million since our inception in May 1999. We have made, and expect to continue to make, substantial expenditures in connection with our commercialization of HORIZANT® (gabapentin enacarbil) Extended-Release Tablets and to further develop and potentially commercialize our product candidates. We continue to expect substantial costs and expenses associated with maintaining sales, marketing and commercial capabilities, as well as those associated with research, development, clinical trials, manufacturing and potential regulatory approvals and commercialization of XP23829. For the three months ended September 30, 2014, we were profitable due to the recognition of revenues from cash payments under our license agreement with Reckitt Benckiser Pharmaceuticals, Inc., or Reckitt. However, while recognition of these revenues resulted in a profitable quarter, we expect to incur net losses in 2014 and we do not believe that collaboration revenues and revenues generated from sales of HORIZANT and REGNITE® (gabapentin enacarbil) Extended-Release Tablets will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or sustain profitability. HORIZANT is approved by the U.S. Food and Drug Administration, or FDA, for two indications: the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults; and management of postherpetic neuralgia, or PHN, in adults. Since May 1, 2013, we have been solely responsible for the commercialization and further development of HORIZANT. During a transition period that ended on April 30, 2013, Glaxo Group Limited, or GSK, was responsible for promoting HORIZANT in the United States pursuant to a November 2012 termination and transition agreement that terminated the prior collaboration arrangement between the parties. REGNITE has been approved by the Japanese Ministry of Health, Labour and Welfare, or MHLW, as a treatment for patients with RLS, and Astellas Pharma Inc. is responsible for promoting REGNITE in Japan.

To date, we have not generated revenue from sales of HORIZANT or REGNITE that is sufficient to fund our operations. We have financed our operations primarily through the sale of equity securities, non-equity payments from collaboration, partnership, licensing and other similar forms of revenue-generating transactions with third-party business partners, and interest earned on investments. Prior to 2013, we devoted substantially all of our efforts to research and development, including clinical trials. During 2013, we devoted substantial efforts to the initiation of HORIZANT commercial operations, and we expect our selling, general and administrative expenses to increase compared to 2013 levels primarily due to the full-year effect of expenses incurred in maintaining marketing, distribution and other commercial capabilities for HORIZANT, largely through third-party service providers, as well as the internal and external expenses of supporting and maintaining our XenoPort-employed sales representatives and those arising from our contract sales representatives. If sales-related revenue from HORIZANT, REGNITE or any product candidate that receives marketing approval is insufficient, if we or our business partners are unable to develop and commercialize our product candidates or if development is delayed, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

Our success depends substantially on the success of HORIZANT. If we do not successfully market and sell HORIZANT, or if Astellas does not effectively market and sell REGNITE in Japan, we may be unable to generate significant product revenue and may be unable to achieve profitability.*

For the three months ended September 30, 2014, we recorded net sales in the United States of HORIZANT of only $5.6 million. To achieve profitability, we will need to generate substantially more product revenue from HORIZANT, REGNITE or our product candidates that may receive approval.

Our ability to generate significant revenue from HORIZANT depends on our ability to achieve market acceptance of, and to otherwise effectively market, HORIZANT for the treatment of moderate-to-severe primary RLS and for the management of PHN. We may not be able to devote sufficient resources to the advertising, promotion and sales efforts for HORIZANT. We also need to continue to expend time and resources to train our sales team to be credible, persuasive and compliant in discussing HORIZANT with physicians. We also need to continue to train and monitor our sales team to ensure that a consistent and appropriate message about HORIZANT is being delivered. If we are unable to effectively educate physicians and potential customers about the benefits and risks of HORIZANT, we could face significant pressure from branded and/or unbranded (generic) competition, negative market perception due to GSK’s prior promotional efforts and a lack of physician awareness, third-party reimbursement and differentiation from currently approved treatments. Due to our limited resources, we have made decisions on how best to allocate our resources to efficiently promote HORIZANT. We may not be correct on our decisions, which would limit the sales we could achieve from HORIZANT and could lead to our failure to capitalize on its market opportunity. For example, we have decided on where to locate the XenoPort-employed sales representatives and our contract sales representatives based on certain characteristics of the relevant territories. If other territories where we have chosen not to locate our sales team could have generated greater HORIZANT sales than the territories where we are promoting HORIZANT, we will be unable to capture the full potential value of HORIZANT. In addition, we could fail to comply with applicable regulatory guidelines with respect to the marketing and manufacturing of HORIZANT or with post-marketing commitments or requirements mandated by the FDA, which could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls and total or partial suspension of production. In addition, if we are unable to effectively train sales representatives and equip them with effective materials, including medical and sales literature to help inform and educate potential customers about the benefits and risks of HORIZANT and its proper administration, our efforts to successfully commercialize HORIZANT could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

Other factors that may inhibit or delay our efforts to commercialize HORIZANT or any other approved product candidates include:

—

the inability of our contract sales organization to provide our sales team with appropriate technical expertise or our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

—	our inability to successfully retain the XenoPort-employed sales representatives and our contract sales representatives;
—	our inability to effectively manage and maintain third-party logistical support for both our XenoPort-employed sales representatives and our contract sales representatives;
—

the inability of sales team personnel to obtain access to adequate numbers of physicians to provide appropriate information on the advantages and risks of prescribing HORIZANT or other products that may result from our product candidates;

—	inability to obtain coverage and adequate reimbursement from third-party payers;
—	the lack of complementary products to be offered by sales team personnel, which may put us at a competitive disadvantage compared to companies with more extensive product lines; and
—

unforeseen costs and expenses associated with maintaining the XenoPort-employed sales representatives, our contract sales representatives and/or contracting for additional sales team personnel as part of any potential future sales team expansions.

The competition for qualified personnel in the pharmaceutical and biotechnology field is intense, and we may experience difficulties in recruiting, hiring and retaining qualified individuals. Prior to our commercial launch of HORIZANT, we had no experience commercializing products on our own, and we have only limited management expertise in developing and maintaining a commercial organization. Due to our limited internal resources, we have contracted, and anticipate that we will continue to contract, with third-party vendors to manage and support much of our growth and sales infrastructure. We will be at risk to the extent we rely on such third parties without effective oversight. In addition, such third-party contractors may not be the most efficient allocation of resources if we could implement such infrastructure internally in a more cost-effective manner. If we are not successful in recruiting and retaining qualified sales and marketing personnel or in otherwise maintaining  sales and marketing infrastructure, we will have difficulty commercializing HORIZANT or our product candidates, which would adversely affect our business and financial condition.

Astellas initiated sales of REGNITE in Japan in July 2012. We have limited control over the amount and timing of resources that Astellas dedicates to the marketing of REGNITE, and Astellas could fail to effectively commercialize, market and distribute REGNITE. In May 2013, Astellas informed us that they did not have plans for commercialization of REGNITE in the five other Asian countries in their licensed territory. As a result, in May 2013, all rights to gabapentin enacarbil in Korea, the Philippines, Indonesia, Thailand and Taiwan reverted to us, and we will not receive any revenues from Astellas for the development and commercialization of gabapentin enacarbil in these territories.

HORIZANT or REGNITE may not achieve significant sales, even if we or Astellas devote substantial resources to its commercialization. Even if we achieve significant levels of sales of HORIZANT, the costs of maintaining sales and marketing capabilities and a distribution and supply chain infrastructure will be substantial and may outweigh any sales of HORIZANT, preventing us from achieving profitability. The success of HORIZANT and REGNITE is dependent on a number of factors, which include competition from alternative treatments for RLS and, in the case of HORIZANT, for the management of PHN, including branded and unbranded (generic) treatments in the United States, pricing pressures and whether HORIZANT can obtain sufficient third-party coverage or reimbursement, among other factors that are described below.

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

We have only limited experience in maintaining a commercial sales force on our own and, to the extent we do not successfully maintain a commercial sales force, sales of HORIZANT and our business will be harmed.*

We have recently converted our initial HORIZANT sales team to XenoPort-employed sales representatives and are adding contract sales representatives to the team through our contract sales organization. We will also continue to rely on our contract sales organization to provide back office logistical support for the XenoPort-employed sales representatives. We have only limited experience in maintaining a commercial sales force on our own, and we may not be able to successfully maintain the XenoPort-employed sales representatives in a cost-effective or timely manner, or otherwise realize a positive return on our investment. We will also need to commit additional resources to maintain the XenoPort-employed sales representatives, and maintaining such sales personnel will impose significant added responsibilities on members of management, including the need to recruit, maintain and integrate additional employees. We will also have to compete with other pharmaceutical and life sciences companies to recruit and retain our dedicated sales team. Our ability to commercialize HORIZANT will depend, in part, on our ability to establish and maintain our dedicated sales team effectively. Because of the numerous risks and uncertainties involved with establishing and maintaining a commercial sales force, we may experience difficulties commercializing HORIZANT, which would adversely affect our business and financial results. In addition, we continue to rely on our current contract sales organization to provide us with our contract sales representatives, and thus we will need to continue to rely on our contract sales organization to provide us with and maintain contract pharmaceutical sales professionals with appropriate technical expertise to effectively commercialize HORIZANT.

Our success also depends substantially on our product candidates that are still under development. If we or our business partners are unable to bring any of these product candidates to market, or experience significant delays in doing so, our ability to generate revenue and our likelihood of success will be reduced.*

Our ability to generate revenue in the future will depend heavily on the successful development and commercialization of our product candidates. Any of our product candidates could be unsuccessful if it:

—	does not demonstrate acceptable safety and efficacy in preclinical studies or clinical trials or otherwise does not meet applicable regulatory standards for approval;
—	does not offer therapeutic or other improvements over existing or future drugs used to treat the same conditions;
—	is not capable of being produced in commercial quantities at acceptable costs;
—	is not accepted in the medical community; or
—	is not reimbursed by third-party payers or is reimbursed only at limited levels.

For example, in 2011, following our preliminary results of a Phase 2 clinical trial of XP21279 for the potential treatment of patients with Parkinson’s disease who were experiencing motor fluctuations, we announced that we were deferring further investment in the program pending the outcome of discussions with regulatory authorities and availability of resources. Based on our subsequent End-of-Phase 2 meeting with the FDA, we plan to continue development of XP21279 to the extent additional resources permit or we enter into an arrangement with a third-party business partner, which we may be unable to do. If our resources prove insufficient or we are unable to establish a third-party arrangement for the development and commercialization of XP21279, we may be unable to advance its development. Our resources may also prove insufficient to develop XP23829 without a business partner. If we are unable to make additional product candidates commercially available, we may not be able to generate substantial product revenues, which would adversely affect our business and financial condition.

In May 2013, following our preliminary results of a Phase 3 clinical trial to evaluate arbaclofen placarbil, or AP, for the potential treatment of spasticity in multiple sclerosis, or MS, patients, we announced that we were terminating further investment in AP for such treatment. In May 2014, we announced that we had entered into a license agreement with Reckitt, which became effective in June 2014, pursuant to which we granted to Reckitt exclusive world-wide rights to develop and commercialize pharmaceutical products containing AP and other produgs of baclofen or R-baclofen, or collectively, AP Products, for all indications, subject to our right of first negotiation with Reckitt to collaborate to develop and commercialize AP Products for non-addiction indications. Accordingly, we are now wholly dependent on Reckitt to develop and commercialize AP Products, and if Reckitt is unable to bring any AP Products to market, or experiences significant delays in doing so, our ability to generate any additional revenue from AP will be substantially impaired and our business may be harmed.

We currently depend, and may in the future depend, on third-party business arrangements to complete the development, regulatory approval and commercialization of some of our product candidates. These arrangements may place the development of our product candidates outside our control, may require us to relinquish important rights, may otherwise be on terms unfavorable to us and may ultimately not be successful.*

As a result of our license agreement with Reckitt, we are wholly dependent on Reckitt to develop and commercialize AP Products. Future financial returns to us, if any, under our license agreement with Reckitt depend on the achievement of development, regulatory and commercialization contingent-event based payments, plus royalties on potential future net product sales. Therefore, any associated future financial returns to us and our stockholders under the Reckitt license agreement depend entirely on the efforts of, and funding by, Reckitt for the development and commercialization of AP Products. If Reckitt is not successful in developing and bringing AP Products to market, our ability to generate revenue from AP will be substantially diminished, the development or commercialization of AP could be delayed or terminated, and our business and financial condition could be harmed. Further, if Reckitt fails to identify and qualify one or more suitable manufacturers of AP, or if such manufacturers terminate their agreement with Reckitt and Reckitt is otherwise unable to manufacture or contract to manufacture sufficient quantities of AP, development and commercialization of AP Products could be impaired or delayed. In addition, if the Reckitt license terminates in such a way that AP reverts to us and we seek alternative arrangements with one or more other third parties to develop and commercialize AP, we may not be able to enter into such an agreement with another suitable third-party or third-parties on acceptable terms, or at all. Moreover, although we have a retained a right of first negotiation with Reckitt to collaborate to develop and commercialize AP Products for non-addiction indications, this right is limited and Reckitt is under no obligation to us to enter into a collaboration with us for AP Products. Accordingly, we could fail to capitalize on, or share in, any successful development of AP by Reckitt apart from the contingent-event based and royalty payment obligations to us under the Reckitt license agreement.

In December 2005, we entered into a license agreement with Astellas for the development and commercialization of gabapentin enacarbil, also known as REGNITE, in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. In 2007, we entered into an exclusive collaboration arrangement with GSK to develop and commercialize gabapentin enacarbil worldwide, excluding the original Astellas territory. Following a significant dispute in 2012, including the filing of lawsuits in California and Delaware, we terminated our collaboration with GSK pursuant to a termination and transition agreement, under which the product rights to HORIZANT returned to us in May 2013. We cannot control the amount and timing of resources that Astellas devotes to the development or commercialization of REGNITE or to its marketing and distribution. For example, in May 2013, Astellas informed us that they did not have plans for commercialization of REGNITE in the countries other than Japan in their licensed territory. As a result, all rights to gabapentin enacarbil in Korea, the Philippines, Indonesia, Thailand and Taiwan reverted to us. In addition, Astellas may abandon further commercialization of REGNITE in Japan, or terminate their license agreement with us at any time, which could delay or impair the development and commercialization of REGNITE and harm our business.

In addition to our partnerships with Astellas and Reckitt, we may enter into future business arrangements with third parties to further develop and commercialize HORIZANT/gabapentin enacarbil and/or to develop and commercialize our product candidates. For example, we have recently entered into an agreement with the NIAAA pursuant to which the NIAAA would conduct a clinical trial of HORIZANT as a potential treatment for alcohol use disorder, or AUD. Our dependence on current and future partners or collaborators for the development, regulatory approval and commercialization of some of our products and product candidates subjects us to a number of risks, including:

—

we are not able to control the amount and timing of resources that our business partners devote to the development or commercialization of our products and product candidates, or to their marketing and distribution;

—

disputes may arise between us and our business partners, such as the litigation proceedings with GSK in 2012, that result in the delay or termination of the research, development or commercialization of our products and product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;

—

we may not be able to control the amount and timing of resources that our business partners may devote to the development or commercialization of our products and product candidates or to their marketing and distribution;

—

our business partners may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

—

if we do not receive timely and accurate information from any business partner or our third-party vendors regarding sales activities, expenses and resulting operating profits and losses, our estimates at a given point of time could be incorrect and we could be required to record adjustments in future periods or restate our financial results for prior periods;

—	our business partners may not be successful in their efforts to obtain regulatory approvals in a timely manner, or at all;
—	our business partners may receive regulatory sanctions relating to other aspects of their business that could adversely affect the approval or commercialization of our products or product candidates;
—

our business partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

—	business combinations or significant changes in a business strategy may also adversely affect a business partner’s willingness or ability to complete its obligations under any arrangement;
—	a business partner could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors;
—	our business partners may experience financial difficulties; and
—

business arrangements may be terminated or allowed to expire, which would delay development or commercialization and may also increase the cost of developing or commercializing our products or product candidates.

For example, in 2007, we entered into a business relationship with Xanodyne Pharmaceuticals, Inc. for the development and commercialization of XP21510 in the United States. In 2009, Xanodyne terminated the arrangement. Likewise, our collaboration with GSK was not successful and was terminated following a significant dispute and litigation related to GSK’s performance under the collaboration.

We may need to raise additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our commercialization efforts or our current product development programs.*

We may need to raise additional capital in order to sustain our operations beyond the fourth quarter of 2016, to maintain a sales infrastructure and marketing and distribution capabilities for HORIZANT, and to continue the development of XP23829 beyond the Phase 2 clinical trial of XP23829 that we are currently conducting. Our future funding requirements will depend on many factors, including:

—	the timing, receipt and amount of sales or royalties from HORIZANT, REGNITE and our other potential products;
—

the costs of our sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote and distribute HORIZANT, including the internal and external expenses of supporting and maintaining our XenoPort-employed sales representatives and expenses associated with our contract sales representatives and any potential future expansions to our dedicated sales team;

—

the scope, rate of progress, results and cost of our preclinical testing, clinical trials and other research and development activities, including the timing and costs of further development of XP23829;

—	the costs of manufacturing clinical and commercial supplies of HORIZANT and our product candidates;
—

the timing and costs of complying with the remaining post-marketing commitments and post-marketing requirements established in connection with the approval of HORIZANT, and any future additional commitments or requirements imposed on us by the FDA;

—

the number and characteristics of product candidates that we pursue, including any additional potential indications for HORIZANT such as the treatment of patients with AUD, or the extent to which we pursue any further development of XP21279;

—	the costs, timing and outcomes of regulatory approvals, if any;
—	the timing of any contingent-event based and royalty payments under our licensing arrangement with Reckitt;
—	the terms and timing of any collaboration or partnership arrangements that we may establish or modify;
—	the costs associated with any potential litigation;
—	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and
—

the extent to which we acquire or invest in businesses, products or technologies that complement our business, although we have no commitments or agreements relating to any of these types of transactions.

Until we can generate a sufficient amount of product revenues, if ever, we expect to finance future cash needs through public or private equity or equity-linked offerings, debt financings or third-party business transactions. If we raise additional funds by issuing our common stock, or securities convertible into or exchangeable or exercisable for common stock, our stockholders will experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. To the extent that we raise additional capital through business arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize ourselves. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our financial condition, the commercial prospects of HORIZANT and REGNITE based on their respective sales to date and our relative lack of experience in commercializing products, and/or current economic conditions, including the effects of disruptions to, and volatility in, the credit and financial markets in the United States, Asia, the European Union and other regions of the world.

We believe that our existing capital resources, together with interest thereon and anticipated product revenue, will be sufficient to meet our projected operating requirements into the fourth quarter of 2016. We have based our cash sufficiency estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change (for example, our current operating plan does not include any additional development activities for XP23829 beyond the current Phase 2 clinical trial), and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our partnerships with Astellas and Reckitt. With the exception of the proposed clinical trial in patients who have AUD to be conducted by the NIAAA, we are solely responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, or sales of HORIZANT may be less than we anticipate, either or both of which could accelerate our need for additional capital.

Additional funds may not be available to us on terms that are acceptable to us, or at all. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may, among other things:

—	reduce the amount of resources devoted to medical affairs, advertising, promotion or sales of HORIZANT;
—	curtail or delay further XP23829 development; or
—	conduct additional workforce or other expense reductions.

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

The commercial success of HORIZANT, REGNITE or any other products that we or our business partners may develop will depend upon the degree of market acceptance among physicians, patients, healthcare payers and the medical community.*

HORIZANT, REGNITE or any other products that may result from our product candidates may not gain market acceptance among physicians, patients, healthcare payers and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product or collaboration revenues and we may not become profitable. The degree of market acceptance of HORIZANT, REGNITE or any products resulting from our product candidates will depend on a number of factors, including:

—	the ability to offer such products for sale at competitive prices;
—	sufficient third-party payer coverage or reimbursement for such products;
—	the product labeling required by the FDA, the Japanese MHLW or any other regulatory authorities;
—	demonstration of efficacy and safety in clinical trials;
—	the prevalence and severity of any side effects;
—	potential or perceived advantages over alternative treatments;
—	perceptions about the relationship or similarity between our product candidates and the parent drug upon which each candidate is based;
—	the timing of market entry relative to competitive treatments;
—	relative convenience and ease of administration; and

—	the strength of marketing and distribution support.

For example, as HORIZANT is a prodrug of an already approved drug, gabapentin, and is indicated for the treatment of conditions that also have been treated by branded and unbranded (generic) competitors, there could be a perception among physicians and payers that HORIZANT may not offer a significant clinical advantage or be sufficiently differentiated from competitive treatments to justify its price, thereby limiting the market acceptance and sales that we may achieve with HORIZANT. In addition, HORIZANT’s limited past sales performance under GSK and a HORIZANT inventory stockout in 2013 may have created a negative market perception that could be difficult to overcome in our marketing efforts.

Our ability to generate revenue from HORIZANT, REGNITE or any other products that we or our business partners may develop will depend on the availability of coverage and adequate reimbursement from third-party payers and drug pricing policies and regulations.*

In both U.S. and foreign markets, our ability and that of our business partners to successfully commercialize HORIZANT, REGNITE or any other products that we or our business partners may develop, and our ability to attract strategic partners for these products, depends in significant part on the availability of financial coverage and adequate reimbursement from third-party payers, including, in the United States, governmental payers such as the Medicare and Medicaid programs, managed care organizations and private health insurers. Many patients may be unable to pay for HORIZANT, REGNITE or any other products that we or our business partners may develop. We cannot be sure that coverage and adequate reimbursement in the United States, Japan, Europe or elsewhere will be available for HORIZANT, REGNITE or any other products that may result from our product candidates, and any reimbursement that may become available may be decreased or eliminated in the future. Additionally, coverage and reimbursement determinations are made on a payer-by-payer basis. Therefore, obtaining acceptable coverage and reimbursement from one payer does not guarantee we will obtain similar acceptable coverage or reimbursement from another payer. Third-party payers increasingly are challenging prices charged for medical products and services, and many third-party payers may refuse to provide reimbursement for particular drugs when an equivalent generic drug or suitable alternative treatment is available. Although we believe HORIZANT, REGNITE and any other products that may result from our product candidates represent an improvement over the parent drugs upon which they are based and should be considered unique and not subject to substitution by a generic parent drug, it is possible that a third-party payer may consider HORIZANT, REGNITE or our product candidates and the respective generic parent drug as equivalents and only offer to reimburse patients for the generic drug. Even if we show improved efficacy or improved convenience of administration with HORIZANT, REGNITE or our product candidates, pricing of the existing parent drug may limit the amount we or our business partners will be able to charge for HORIZANT, REGNITE or our product candidates. If reimbursement is not available or is available only at limited levels, we or our business partners may not be able to successfully commercialize HORIZANT, REGNITE or any of our product candidates that obtain marketing approval, and may not be able to obtain a satisfactory financial return on such products.

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

If competitors are able to develop and market products that are more effective, safer or less costly than HORIZANT, REGNITE or any other products that we or our business partners may develop, our commercial opportunity will be reduced or eliminated.*

We face competition from established pharmaceutical and biotechnology companies, including generic competitors, as well as from academic institutions, government agencies and private and public research institutions. Our commercial opportunity will be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than HORIZANT, REGNITE or any other products that may result from our product candidates. In addition, significant delays in the development of our product candidates could allow competitors to bring products to market before us and impair our ability to effectively commercialize our product candidates.

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

Products that could compete with XP23829, our product candidate that is a prodrug of monomethyl fumarate, or MMF, for the treatment of psoriasis include topical agents, oral systemic therapies and biological therapies. Topical therapies include corticosteroids, anthrolin and synthetic vitamin D and vitamin A. Oral systemic agents include acitretin, cyclosporine, methotrexate and Otezla (apremilast) from Celgene Corporation. Biological therapies that are approved to treat psoriasis include ENBREL (etanercept), marketed by Amgen Inc.; HUMIRA (adalimumab), marketed by Abbott Laboratories; REMICADE (infliximab), marketed by Johnson & Johnson and Merck & Co., Inc.; and STELARA (ustekinumab), marketed by Johnson & Johnson. There are also a number of possible competitive products that are in late-stage product development in the United States, including brodalumab, CF-101, ixekizumab, secukinumab, tildrakizumab and tofacitinib that are being developed by Amgen, Celgene Corporation, Can-Fite BioPharma Ltd., Eli Lilly and Company, Novartis, Sun (Merck Sharp & Dohne Corp.) and Pfizer, respectively.

Products that could compete with XP23829 for the treatment of relapsing forms of MS include oral and injectable agents that are approved in the United States for the treatment of relapsing forms of MS. These include oral agents such as AUBAGIO (teriflunomide), marketed by Genzyme Corporation, a Sanofi company; GILENYA (fingolimod), marketed by Novartis AG; and TECFIDERA (dimethyl fumarate), marketed by Biogen Idec Inc. In addition, several injectable products are approved in the United States and include AVONEX (interferon beta 1a), PLEGRIDY (peginterferon beta-1a) and TYSABRI (natralizumab), marketed by Biogen Idec; BETASERON (interferon beta 1b) and EXTAVIA (interferon beta 1b), marketed by Bayer AG/Novartis; COPAXONE (glatiramer acetate), marketed by Teva Pharmaceutical Industries Ltd.; REBIF (interferon beta 1a), marketed by Merck Serono S.A. There are also potentially competitive products in late-stage product development in the United States, including ZENAPAX (daclizumab) from Abbott/Biogen Idec, laquinimod from Teva and LEMTRADA (alemtuzumab) from Genzyme/Sanofi-Aventis, RPC1063 from Receptos, FP187 from Forward Pharma, and ocrelizumab from Roche Holding AG.

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

Many of our and our business partners’ competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing, distributing and selling approved products than we do. Established pharmaceutical companies may invest heavily to quickly discover and develop novel compounds that could make HORIZANT, REGNITE or our product candidates obsolete. Larger pharmaceutical companies also may have significantly greater sales forces, distribution capabilities and marketing expertise, which may result in more effective communication and awareness of their products. Smaller or early-stage companies may also prove to be significant competitors, particularly through business arrangements with large and established companies. In addition, these third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. Accordingly, competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing medicines before we or our business partners do. We are also aware of other companies that may currently be engaged in the discovery of medicines that will compete with HORIZANT, REGNITE or products that may result from our product candidates. In addition, in the markets that we are targeting, we expect to compete against current market-leading medicines. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition will suffer.

Off-label sale or use of gabapentin products could lead to pricing pressure or decrease sales of HORIZANT.*

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

Regardless of merit or eventual outcome, liability claims may result in:

—	decreased demand for HORIZANT or any product candidates or products that may result from our product candidates;
—	injury to our reputation;
—	costly recalls of HORIZANT or other products that may result from our product candidates;
—	withdrawal of clinical trial participants;
—	costs to defend the related litigation;
—	substantial monetary awards to clinical trial participants or patients;
—	loss of revenue; and
—	the inability to commercialize any future products that may result from our product candidates.

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

If we are unable to manufacture or contract to manufacture sufficient quantities of HORIZANT, the commercialization of HORIZANT could be impaired or interrupted. For example, manufacturing delays resulted in a stockout of HORIZANT in 2013. As a result of the manufacturing delays, our full commercial promotion of HORIZANT was delayed for approximately one month. If we or Patheon experience other delays or issues, our ability to commercialize HORIZANT could be further impaired. As part of the termination and transition agreement, GSK provided its inventory of gabapentin enacarbil drug substance to us. Although the inventory of drug substance has reached the end of its specified shelf life, we believe that such inventory will remain in specification and will be usable, or in the alternative, we believe the drug substance can be re-crystallized into usable form. GSK relied on a single source supplier of gabapentin enacarbil drug substance, and its agreement with such manufacturer has expired. If we are incorrect about the usability of the gabapentin enacarbil drug substance, are unable to have it meet specifications upon re-crystallization or are unable to enter into an agreement with the contract manufacturer or qualify an alternative manufacturer, we may be limited in the amount of HORIZANT we could have manufactured and the commercialization of HORIZANT could be impaired or interrupted. Under the terms of our license agreement with Astellas, Astellas is solely responsible for the manufacture of REGNITE to support its commercialization in Japan. To our knowledge, Astellas is currently relying on single source suppliers for commercial supplies of REGNITE. As a result, if Astellas fails to manufacture or contract to manufacture sufficient quantities of REGNITE, commercialization of REGNITE could be impaired in Japan.

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

We rely on both domestic and ex-U.S. third-party suppliers of XP23829 drug substance through a chain of manufacturing services and supply agreements, and we have purchased XP23829 formulated in different forms from multiple suppliers at specified transfer prices under quotations agreed upon by the parties as part of master services agreements. In the event that such suppliers terminate our respective agreements under specified circumstances, we would not be able to manufacture drug substance or XP23829 until alternative suppliers are identified and qualified, which could also delay the development of, and impair our ability to commercialize, XP23829.

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

If we or our business partners are required to obtain alternate third-party manufacturers, it could delay or prevent the clinical development and commercialization of HORIZANT or our product candidates.*

We or our business partners may not be able to maintain or renew existing, or obtain new, third-party manufacturing arrangements on acceptable terms, if at all. If we or our business partners are unable to continue relationships with suppliers for HORIZANT/gabapentin enacarbil, XP23829, AP and XP21279, or to continue relationships at an acceptable cost or if these suppliers fail to meet our requirements for HORIZANT or these product candidates for any reason, we or our business partners would be required to obtain alternative suppliers. Any inability to obtain qualified alternative suppliers, including an inability to obtain, or delay in obtaining, approval of an alternative supplier from the FDA, would delay or prevent the clinical development and commercialization of HORIZANT or our product candidates.

Use of third-party manufacturers may increase the risk that we or our business partners will not have adequate supplies of HORIZANT or our product candidates.*

Reliance on third-party manufacturers by us or our business partners will create exposure that could result in disruptions to the supply chain, product stockouts, patients not having access to their regular treatment, higher costs or lost product revenues, or it could delay or prevent:

—	the commercialization of our products or products that may result from our product candidates;
—	the initiation or completion of clinical trials;
—	the submission of applications for regulatory approvals; and
—	the approval of our product candidates by the FDA or foreign regulatory authorities.

In particular, our or our business partners’ contract manufacturers:

—

could encounter difficulties in achieving volume production, quality control and quality assurance or suffer shortages of qualified personnel, which could result in their inability to manufacture sufficient quantities of drugs to meet commercial needs or clinical supplies of HORIZANT, REGNITE or our product candidates;

—	could terminate or choose not to renew manufacturing agreements, based on their own business priorities, at a time that is costly or inconvenient for us or our business partners;
—

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

—	could encounter financial difficulties that would interfere with their obligations to supply HORIZANT, REGNITE or our product candidates; and
—	could breach, or fail to perform as agreed under, manufacturing agreements.

For example, in 2013, due to manufacturing delays by GSK and Patheon, there was an insufficient amount of HORIZANT in the supply chain to meet the demand of orders of HORIZANT by pharmacies and wholesalers, leading to a one-month delay in our full commercial promotion of HORIZANT.

If we or our business partners are not able to obtain and maintain adequate supplies of HORIZANT, REGNITE or our product candidates, it will have a significant impact on the commercialization efforts for HORIZANT or REGNITE, and will make it more difficult to develop our product candidates. HORIZANT, REGNITE, our product candidates and any products that we may develop may compete with other products and product candidates for access to manufacturing facilities.

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

If our or our business partners’ preclinical studies do not produce successful results or clinical trials do not demonstrate safety and efficacy in humans, we or our business partners will not be able to commercialize our product candidates.*

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we and our business partners must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. A failure of one or more of our or our business partners’ clinical trials could occur at any stage of testing. For example, in July 2010, GSK announced top-line results from a 30-week, double-blind, placebo-controlled, Phase 2 clinical trial of HORIZANT as a potential prophylactic treatment for migraine headaches in which HORIZANT did not demonstrate a statistically significant improvement on the primary endpoint when compared to placebo. In addition, long-term safety concerns may prevent the approval of any of our product candidates by a regulatory authority. For example, in February 2010, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats delayed FDA approval of the HORIZANT NDA at that time. Furthermore, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. In addition, the results of clinical trials by third parties evaluating a prodrug sharing the same parent drug as our prodrug candidates, including prodrugs of MMF such as TECFIDERA, developed by Biogen Idec and approved by the FDA in March 2013, may not be indicative of the results in clinical trials that we may conduct with our prodrug candidate, including XP23829. Further, unfamiliarity with novel patient-reported outcome tools, trial assessments or endpoints or with certain patient populations, including related subject drop-out rates, could result in additional cost, delay or failure of our clinical trials. For example, in 2013, we announced that our first Phase 3 clinical trial in MS patients with spasticity was unsuccessful in demonstrating that AP provided statistically significant improvement relative to placebo in the co-primary endpoints of the study.

We or our business partners may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process, which could delay or prevent our or our business partners’ ability to commercialize our product candidates, including:

—	regulators or institutional review boards may not authorize us to commence a clinical trial at a prospective trial site;
—

preclinical testing or clinical trials may produce negative or inconclusive results, which may require the conduct of additional preclinical or clinical testing or abandonment of projects that we expect to be promising;

—	we or our business partners may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks;
—	risks associated with clinical trial design may result in a failure of the clinical trial to show statistically significant results even if the product candidate is effective;
—	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and
—	the effects of our product candidates may not be the desired effects or may include undesirable side effects.

Any failure or delay in commencing or completing clinical trials for our product candidates could severely harm our business.*

The commencement and completion of clinical trials for our product candidates may be delayed or terminated as a result of many factors, including:

—	a clinical hold on an IND;

—	delays in patient enrollment, unanticipated high patient drop-out rates and variability in the number and types of patients available for clinical trials, all of which we have experienced in the past;
—	our or our business partners’ inability to manufacture or obtain from third parties materials sufficient for use in preclinical studies and clinical trials;
—	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;
—	poor effectiveness of product candidates during clinical trials;
—	unforeseen safety issues or side effects; and
—	governmental or regulatory delays and changes in regulatory requirements, policies and guidelines.

Any delay in commencing or completing clinical trials for our product candidates would delay commercialization of our product candidates and severely harm our business and financial condition. In addition, unforeseen safety issues or side effects could result from our business partners’ current or future clinical trials, which could delay or negatively impact commercialization of our product candidates. It is also possible that none of our product candidates will complete clinical trials in any of the markets in which we or our business partners intend to sell those product candidates. Accordingly, we or our business partners would not receive the regulatory approvals needed to market our product candidates, which would severely harm our business and financial condition.

We rely on third parties to conduct preclinical and clinical trials on our behalf. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.

We do not have the ability to independently conduct clinical trials, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators, collaborators, partners and contract laboratories, to conduct our clinical trials. We have, in the ordinary course of business, entered into agreements with such third parties, and we will continue to do so. Nonetheless, we, as the sponsor, are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. For example, we need to prepare, and ensure our compliance with, various procedures required under good clinical practices, even though third-party contract research organizations have prepared and are complying with their own, comparable procedures. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates, or successfully commercialize HORIZANT.

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

HORIZANT and REGNITE remain, and future products, if any, will remain, subject to ongoing regulatory review. If we or our business partners fail to comply with continuing regulations, these approvals could be rescinded and the sale of our products could be suspended.*

Any regulatory approval to market a product could be conditioned on conducting additional, costly, post-approval studies or implementing a risk evaluation and mitigation strategy or could contain strict limits on the indicated uses included in the labeling. For example, the FDA approval of HORIZANT for the treatment of moderate-to-severe primary RLS included requirements for GSK to conduct a program of post-marketing commitments, or PMCs, and post-marketing requirements, or PMRs, in adults, including: a 12-week, double-blind, placebo-controlled efficacy study evaluating 300 mg, 450 mg and 600 mg tablets of HORIZANT dosed once per day (“low-dose efficacy study”); two simulated driving studies; a drug-drug interaction study with morphine; and a cardiovascular safety, or QTc, study. GSK also agreed to conduct a pediatric program for subjects 13 years and older. The pediatric clinical program, which was not completed by GSK and is scheduled to commence after requested adult data is obtained and reviewed by the FDA, includes: a pharmacokinetics, or PK, study; a parallel, fixed-dose response efficacy study; a long-term safety study; and a simulated driving study. The specific protocol submission and trial completion dates for these PMCs/PMRs range from April 2011 through July 2024. Although GSK completed some of these PMCs/PMRs, including conduct of the low-dose efficacy study, we are responsible for fulfilling the remaining, and any additional future, post-marketing study requirements, which will be expensive and time-consuming and may divert management time and resources away from our commercialization efforts or the development of our product candidates.

HORIZANT has certain warnings and precautions in the label, including information that HORIZANT may cause significant driving impairment. A medication guide, which contains information about the labeling intended for the patient, is also required to be distributed with HORIZANT. Moreover, a product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market or impede or delay our ability to obtain regulatory approvals in additional countries or indications. In addition, the contract manufacturer of a product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations, and the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to HORIZANT, REGNITE and any future products remain subject to extensive regulatory requirements. Furthermore, the NIAAA plans to initiate a new clinical trial with HORIZANT in patients who have AUD that will be subject to statutory reporting of safety information and subject to FDA review and potential inspections to ensure adherence to applicable regulations. There is always the risk that new data generated from the proposed NIAAA clinical trial, or from investigator-initiated clinical trials of HORIZANT, could be perceived in a negative fashion by either the physician community or the health authorities. Likewise, adverse events or safety concerns involving HORIZANT observed in the proposed NIAAA clinical trial or in investigator-initiated clinical trials could result in regulatory authorities denying or withdrawing approval of HORIZANT for any or all indications, including the use of HORIZANT for the treatment of patients in its currently-approved indications.

We and our business partners are also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we may commercialize our products. The FDCA, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. These statutes and regulations include, but are not limited to, anti-kickback statutes and false claims statutes.

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

We have contracted with a contract sales organization that currently employs our contract sales representatives who help promote HORIZANT as part of our dedicated sales team. In addition, although we have established the XenoPort-employed sales force by hiring sales representatives from our contract sales organization, we continue to rely on that organization to provide back office support for the XenoPort-employed sales representatives. However, we expect that government and regulatory agencies will hold us responsible for any actions by any member of our sales team regardless of whether they are employed directly by XenoPort or by our contract sales organization. If we or our contract sales organization fails to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities or if previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we and our business partners could be subject to administrative or judicially imposed sanctions, including:

—	restrictions on our products, manufacturers or manufacturing processes;
—	warning letters;
—	civil or criminal penalties or fines;
—	injunctions;
—	product seizures, detentions or import bans;
—	voluntary or mandatory product recalls and publicity requirements;
—	suspension or withdrawal of regulatory approvals;
—	total or partial suspension of production; and
—	refusal to approve pending applications for marketing approval of new drugs or supplements to approved applications.

If we or our business partners are not able to obtain or maintain required regulatory approvals, we or our business partners will not be able to commercialize HORIZANT, REGNITE or our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.*

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA and other agencies in the United States and by comparable authorities in other countries. The inability to obtain or maintain FDA approval or approval from comparable authorities in other countries would prevent us and our business partners from commercializing HORIZANT, REGNITE or our product candidates in the United States or other countries. Although HORIZANT and REGNITE have been approved for commercial sale in the United States and Japan, respectively, we may never receive regulatory approval for the commercial sale of our product candidates. In addition, even if a product candidate ultimately receives regulatory approval, the regulatory process may include significant delays that could harm our business. For example, in 2010, our former collaborator GSK received a Complete Response letter from the FDA in which a preclinical finding of pancreatic acinar cell tumors in rats precluded approval of the HORIZANT NDA for the treatment of moderate-to-severe primary RLS at that time. GSK responded to questions raised by the FDA in the Complete Response letter with an NDA resubmission and amended the NDA from a Section 505(b)(1) to a 505(b)(2) application in order for the FDA to be able to consider published gabapentin nonclinical data in their assessment of HORIZANT. HORIZANT subsequently received approval from the FDA in 2011. However, our business was harmed due to the delay in obtaining approval for HORIZANT as a treatment for moderate-to-severe primary RLS. Moreover, if the FDA requires that any of our products or product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our business partners will be unable to continue or begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our products or product candidates is classified as a controlled substance by the DEA, we or our business partners would have to register annually with the DEA and those products or product candidates would be subject to additional regulation.

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

The FDA has substantial discretion in the approval process and may refuse to approve any application or decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. Varying interpretations of the data obtained from preclinical and clinical testing or other studies could delay, limit or prevent regulatory approval of any of our product candidates. As part of their review process, the FDA could require additional studies or trials to satisfy particular safety concerns. For example, although we had discussions with the FDA in 2012 regarding the studies required by the FDA to support an NDA submission for XP21279 for the potential treatment of idiopathic Parkinson’s disease, when or if we decide to pursue these studies and the approval of XP21279, the FDA could change their guidance or require additional studies, causing delay or the expenditure of additional resources. Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials, and we or our business partners may be unable to maintain regulatory approvals for our products. In addition, the FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

We and our business partners will need to obtain regulatory approval from authorities in foreign countries to market our product candidates in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we or our business partners fail to obtain approvals from foreign jurisdictions, the geographic market for our product candidates would be limited.

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

—

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

—

an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for branded (with certain exceptions) and generic drugs, respectively;

—

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

—	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
—

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

—	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
—

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

—	a new requirement to track and annually report certain drug samples that manufacturers and distributors provide to licensed practitioners;
—	expansion of healthcare laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance under certain healthcare laws;
—	a licensure framework for follow-on biologic products; and
—	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Additionally, other recent federal legislation imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this new legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, notification and purchaser license verification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. In addition, two counties (King County, Washington and Alameda County, California) have enacted pharmaceutical manufacturer take-back ordinances/regulations that place primary responsibility for end-of-life management of drug products on drug producers. These new take-back programs will require the creation, administration, promotion and payment of costs including county administrative costs of administering and enforcing the programs.

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

If some or all of our patents expire, are invalidated or are unenforceable, or if some or all of our patent applications do not yield issued patents or yield patents with narrow claims, competitors may develop competing products using our intellectual property and our business will suffer.*

Our success will depend in part on our ability to obtain and maintain patent and trade secret protection for our technologies, HORIZANT, REGNITE and our product candidates both in the United States and other countries. We have a number of U.S. and foreign patents, patent applications and rights to patents related to our compounds, product candidates, products and technology, but we cannot guarantee that issued patents will be enforceable or that pending or future patent applications will result in issued patents. Alternatively, a third-party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

The degree of future protection for our proprietary technologies, HORIZANT, REGNITE and our product candidates is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

—

it is possible that we will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them;

—	we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;
—	we might not have been the first to file patent applications for these inventions;
—	others may independently develop similar or alternative technologies or duplicate any of our technologies;
—	it is possible that any one or more of our pending patent applications will not result in issued patents;
—	it is possible that the claims of our pending patent applications will be narrowed during prosecution, which may limit the scope of patent protection that may be obtained;
—	any patents issued to us or our business partners may not provide a basis for commercially viable products or may be challenged by third parties; or
—	the patents of others may have an adverse effect on our ability to do business.

Even if valid and enforceable patents cover HORIZANT, REGNITE or our product candidates and technologies, the patents will provide protection only for a limited amount of time.

Our and our business partners’ ability to obtain patents is highly uncertain because, to date, some legal principles remain unresolved, there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States and the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Furthermore, the policies governing biotechnology patents outside the United States are even more uncertain. Changes in either patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. For example, in 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in March 2013. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our business partners may not be able to prevent third parties from practicing our and our business partners’ inventions in countries outside the United States, or from selling or importing products made using our and our business partners’ inventions in and into the United States or other jurisdictions. Competitors may use our and our business partners’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we and our business partners have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our and our business partners’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements. Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our business partners fail to maintain the patents and patent applications covering HORIZANT, REGNITE or our product candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

We also rely on trade secrets to protect our technology, especially where we do not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors. Enforcing a claim that a third-party illegally obtained and is using our trade secrets is expensive and time-consuming, and the outcome is unpredictable. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

Competitors and other third parties may misappropriate, infringe or otherwise violate our intellectual property rights including our patent, trademark, copyright and know-how rights. To counter such infringement or other violations, we may be required to file legal actions such as claims, suits, proceedings and/or litigation, which can be expensive, distracting and time consuming. Any such legal actions could provoke the relevant parties to assert counterclaims against us, including claims alleging that we infringe their patents, have misappropriated their proprietary know-how or otherwise violated their own intellectual property rights. In addition, in a patent infringement proceeding, a court may decide that one or more of the patents we assert against a third-party is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to prevent the other party from using the technology at issue on the grounds that our patents do not cover the activities. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In such a case, we could ultimately be forced to cease our use of such marks. We may also become involved in other disputes relating to our intellectual property rights, such as opposition, post-grant review, derivation, interference or re-examination proceedings before the USPTO or its foreign counterparts and, if we are unable to successfully resolve any such disputes, we could lose rights in our valuable intellectual property. In any intellectual property disputes, even if we are successful, any award of monetary damages, injunction or other remedy we receive may not be commercially valuable. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Third-party claims of intellectual property infringement would require us to spend significant time and money and could prevent us from developing or commercializing our products.*

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering products or other technologies of interest to us that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. For example, we are aware of a family of third-party patent applications relating to prodrugs of gabapentin. We believe the applications have been abandoned in the United States, the European Patent Office, Canada, Australia and the United Kingdom. Additionally, with respect to the development of XP23829, we are aware of third-party patents and patent applications relating to the use of fumarates in the treatment of MS and psoriasis, including several such patents held by Biogen Idec and included in the TECFIDERA Orange Book listing. With respect to the claims contained in these patent applications and patents, we believe that an approved XP23829 product would not infringe the claims of the patents at issue, that the patents would expire before any infringement would otherwise occur based on our current anticipated product development timelines, and/or that the claims in the third-party patents or patent applications are invalid and/or unenforceable. In addition, we believe that in all countries in which we hold or have licensed rights to patents or patent applications related to HORIZANT, REGNITE or gabapentin enacarbil, the composition-of-matter patents relating to gabapentin have expired. However, it is possible that a judge or jury will disagree with our conclusions regarding non-infringement, invalidity and/or expiration of these patents that may relate to XP23829 and HORIZANT, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. In addition, there could be other third-party patents or patent applications covering certain aspects of our planned development or commercialization activities that we are not yet aware of. Any legal action against our current or potential future business partners or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential injunction that could prevent us from selling the affected products, expose us to potential liability for damages and require our current or potential future business partners or us to obtain a license to continue to manufacture or market the affected products and processes. Licenses required under any of these patents may not be available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to develop, commercialize and sell HORIZANT, REGNITE or our product candidates. Such legal actions against us could also include the theory of contributory infringement, or claiming that because our prodrugs are broken down in the body into an active metabolite and other substances, that we have infringed on patents that cover the use of the active metabolite. We believe that there may continue to be significant litigation in the biotechnology and pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.

Furthermore, our commercial success will depend, in part, on our and our business partners’ ability to develop additional product candidates in current indications of interest or opportunities in other indications. Some of these activities may involve the use of genes, gene products, screening technologies and other research tools that are covered by third-party patents. Court decisions have indicated that the exemption from patent infringement afforded by the Hatch-Waxman Act does not encompass all research and development activities associated with product development. In some instances, we may be required to obtain licenses to such third-party patents to conduct our development activities, including activities that may have already occurred. It is not known whether any license required under any of these patents would be made available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to maintain a pipeline of potential product candidates and to bring new products to market. If we are required to defend against patent suits brought by third parties relating to third-party patents that may be relevant to our development activities, or if we initiate such suits, we could incur substantial costs in litigation. Moreover, an adverse result from any legal action in which we are involved could subject us to damages and/or prevent us from conducting some of our development activities.

We may expend our limited resources to market or sell a product or pursue the development of a particular candidate or indication and fail to capitalize on other products or product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we must focus on products and product candidates for the specific indications that we believe are the most promising. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products, including HORIZANT, or profitable market opportunities. In addition, we may spend valuable time and managerial and financial resources on marketing or promoting a product that is not commercially viable or developing product candidates for specific indications that ultimately do not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product or product candidate, we may relinquish valuable rights to that product or product candidate through strategic arrangements in situations where it would have been more advantageous for us to retain sole rights to development and commercialization.

Safety issues with HORIZANT, REGNITE or our product candidates, or the parent drugs or other components of HORIZANT, REGNITE or our product candidates, or with approved products of third parties that are similar to HORIZANT, REGNITE or our product candidates, could decrease sales of HORIZANT and REGNITE, or give rise to delays in the regulatory approval process, restrictions on labeling or product withdrawal.*

Discovery of previously unknown problems, or increased focus on a known problem, with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. The label for HORIZANT currently includes warnings and precautions related to driving impairment, somnolence/sedation and dizziness, lack of interchangeability with gabapentin, suicidal behavior or ideation, multiorgan hypersensitivity, discontinuation and tumorigenic potential. Under the recently-announced clinical trial agreement with the NIAAA, the NIAAA plans to conduct a new clinical trial evaluating HORIZANT in patients who have AUD which will be subject to statutory reporting of safety information and subject to FDA review. If we, our collaborator or others later identify undesirable side effects caused by HORIZANT or any of our other product candidates that receive marketing approval:

—	regulatory authorities may require the addition of labeling statements, specific warnings, contraindications or field alerts to physicians and pharmacies;
—	regulatory authorities may withdraw their approval of the product and require us to take our approved drug off the market;
—

we may be required to change the way the product is administered, conduct additional clinical trials, change the labeling of the product or conduct a Risk Evaluation and Mitigation Strategies, or REMS, program;

—	we may have limitations on how we promote our drugs;
—	sales of products may decrease significantly;

—	we may be subject to litigation or product liability claims; and
—	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase our commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from its sale.

HORIZANT, REGNITE and our product candidates may also be affected by the safety of the parent drugs or drugs related to our products or product candidates. Although gabapentin, baclofen (which includes the R-isomer of baclofen) and levodopa, the parent drugs of HORIZANT/REGNITE/gabapentin enacarbil, AP and XP21279, respectively, have been used successfully in patients for many years, newly observed toxicities or worsening of known toxicities, in preclinical studies of, or in patients receiving, gabapentin, baclofen or levodopa, or reconsideration of known toxicities of gabapentin, baclofen or levodopa in the setting of new indications, could result in increased regulatory scrutiny of HORIZANT/REGNITE/gabapentin enacarbil, AP and XP21279, respectively. For example, the label for baclofen, the R-isomer of which is the parent drug of AP, includes a warning that hallucinations and seizures have occurred on abrupt withdrawal of baclofen dosing without proper tapering in spasticity patients. As another example, although a product called FUMADERM, which contains fumaric acid ester compounds, including dimethyl fumarate, or DMF (another prodrug of MMF), has been approved and used in Germany for the treatment of psoriasis, FUMADERM has not been approved in the United States. In addition, in March 2013, the FDA approved Biogen Idec’s TECFIDERA as a treatment for relapsing forms of MS. Any safety concerns or other problems noted by regulators with respect to DMF, TECFIDERA or MMF could increase the risk of regulatory scrutiny of XP23829, possibly delaying or preventing any regulatory approval of XP23829. For example, it has been reported that some patients taking FUMADERM developed progressive multifocal leukoencephalopathy, or PML, a progressive brain disease. Furthermore, in October 2014, Biogen Idec announced that an MS patient developed PML after having taken TECFIDERA for four and a half years as part of Biogen Idec’s ENDORSE clinical trial, during which time the patient apparently experienced severe lymphopenia for over three and a half years, and the patient died from complications of pneumonia. In its SEC filings, Biogen Idec also notes the potential risk of PML cases that may develop in patients previously treated with TYSABRI who switched to therapy with TECFIDERA. If a link between PML and TECFIDERA, DMF or MMF is established in the future, it could increase regulatory scrutiny of XP23829 or delay or prevent its approval.

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

Additionally, problems with approved products marketed by third parties that utilize the same therapeutic target or that belong to the same therapeutic class as the parent drug of HORIZANT, REGNITE or our product candidates could adversely affect the commercialization of HORIZANT or REGNITE or the development of our product candidates. For example, if either gabapentin or pregabalin, drugs from Pfizer that are marketed as NEURONTIN and LYRICA, respectively, encounters unexpected toxicity problems in humans, the FDA may restrict the use of HORIZANT since it is believed to share the same therapeutic target as gabapentin and pregabalin. In 2008, the FDA added warnings to 11 antiepileptic drugs, including gabapentin, regarding an increased risk of suicide or suicidal thoughts. In 2009, the FDA approved safety label changes for all approved antiepileptic drugs, except those indicated only for short-term use, to include a warning about an increased risk of suicidal thoughts or actions. In addition, in 2011, the FDA added warnings to the labels of antiepileptic drugs regarding an increased risk of drug reaction with Eosinophilia and Systemic Symptoms, or DRESS, also known as multiorgan hypersensitivity, which has been reported in patients taking antiepileptic drugs. HORIZANT, as a compound that is believed to share the same therapeutic target as antiepileptic drugs such as gabapentin and pregabalin, has similar warnings regarding suicidality and DRESS in its label. Additional scrutiny could be placed on HORIZANT if it is found have an increased risk of suicides or suicidal behavior. In 2010, the FDA released draft guidance recommending that prospective suicidality assessments be performed in clinical trials of any drug with central nervous system activity. We expect that the FDA will follow this guidance, and we or our business partners will be required to perform suicidality assessments in all clinical trials, including Phase 1 trials, of any of our product candidates with central nervous system activity. Finally, if the FDA determines that a drug may present a risk of substance abuse, it can recommend to the DEA that the drug be scheduled under the Controlled Substances Act. While gabapentin is not a scheduled drug at the present time, pregabalin has been scheduled as a controlled substance. Since pregabalin is a scheduled drug, it is possible that the FDA may require additional testing of HORIZANT in the future, the results of which could lead the FDA to conclude that HORIZANT should be scheduled as well. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA regulates the amount of a scheduled substance that is available for clinical trials and commercial distribution. Accordingly, any scheduling action that the FDA or DEA may take with respect to HORIZANT may limit HORIZANT’s marketing approval. In addition, any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates, and severely harm our business and financial condition.

 If we do not establish partnerships or collaborations for our product candidates, we may have to alter our development and commercialization plans.*

Our strategy includes selectively partnering or collaborating with leading pharmaceutical and biotechnology companies to assist us in furthering development and potential commercialization of some of our product candidates. We intend to do so, especially for indications that involve a large, primary care market that must be served by large sales and marketing organizations or to develop and commercialize product candidates that fall outside our core focus or our core development capabilities. We face significant competition in seeking appropriate business partners, and these arrangements are complex and time consuming to negotiate and document. We may not be able to negotiate additional business arrangements on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any additional third-party arrangements because of the numerous risks and uncertainties associated with establishing additional business partners. If we are unable to negotiate additional partnerships or collaborations, we may not be able to maximize the market opportunity of a product, or we may have to curtail the development of a particular product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, reduce the scope of our sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenues. For example, we do not intend to pursue any further development of XP21279 unless we have sufficient funds to do so or we enter into partnerships or collaborations with third parties for such development. Accordingly, if we are unable to establish third-party arrangements for these product candidates, we may determine to abandon these product candidates entirely in which case we would not receive any return on our investments in these product candidates.

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

Our development activities involve the use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We, our business partners, the third parties that conduct clinical trials on our behalf and the third parties that manufacture HORIZANT or our product candidates are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and waste products. The cost of compliance with these laws and regulations could be significant. The failure to comply with these laws and regulations could result in significant fines and work stoppages and may harm our business.

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

Risks Related to Ownership of our Common Stock

Our stock price is volatile, and purchasers of our common stock could incur substantial losses.*

The market price of our common stock, and the market prices of securities of biopharmaceutical companies in general, have been highly volatile. In this regard, the market price of our common stock is likely to continue to be subject to wide fluctuations. The market price of our common stock may be influenced by many factors, including:

—	the commercial sales of HORIZANT, REGNITE or any of our other products that may result from our product candidates that may in the future be approved by the FDA or its foreign counterparts;
—	the costs to maintain adequate sales, marketing and commercial capabilities to commercialize HORIZANT;
—	adverse results or delays in clinical trials;
—

the timing of achievement of our clinical, regulatory, collaborating and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the filing for regulatory approval or the establishment of commercial collaborations for one or more of our product candidates;

—	announcement of FDA approvability, approval or non-approval of our product candidates, and the timing of the FDA review process;
—	actions taken by regulatory agencies with respect to HORIZANT, REGNITE or our product candidates, our clinical trials, our business partners’ clinical trials or our sales and marketing activities;
—	actions taken by regulatory agencies with respect to products or drug classes related to HORIZANT, REGNITE or our product candidates;
—	problems in our manufacturing or supply chain that limit or exhaust the quantity of supplies of HORIZANT that are available to patients;
—	changes in our business partners’ business strategies;
—

developments in our business relationship with Astellas, Reckitt and/or the NIAAA, including potential disputes or the termination or further modification of our agreements with Astellas, Reckitt and/or the NIAAA;

—	regulatory developments in the United States and foreign countries;
—	changes in the structure of healthcare payment systems;
—	any intellectual property matter involving us, including infringement lawsuits;
—	actions taken by regulatory agencies with respect to our or our business partners’ compliance with regulatory requirements;
—	announcements or actions by stockholder activists;
—	hedging or arbitrage trading activity that may develop involving our common stock;
—	announcements of technological innovations or new products by us or our competitors;
—	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;
—	changes in financial estimates or recommendations by securities analysts;
—	sales of large blocks of our common stock;
—	sales of our common stock by our executive officers, directors and significant stockholders;
—	restatements of our financial results and/or material weaknesses in our internal controls; and

—	the loss of any of our key scientific or management personnel.

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

The following factors are likely to result in fluctuations of our operating results from quarter to quarter and year to year:

—	the level and timing of commercial sales of HORIZANT, REGNITE or any of our other products that may result from our product candidates approved by the FDA or its foreign counterparts;
—

the costs to maintain adequate sales, marketing and commercial capabilities to commercialize HORIZANT, and the costs associated with fulfilling the remaining, and any additional future, PMCs and PMRs for HORIZANT;

—

changes in the amount of deductions from gross sales, including government-mandated rebates, chargebacks and discounts that can vary because of changes to the government discount percentage or due to different levels of utilization by entities entitled to government rebates and discounts and changes in patient demographics;

—	adverse results or delays in our or our business partners’ clinical trials;
—

the timing and achievement of our clinical, regulatory, strategic and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the filing for regulatory approval or the establishment of strategic arrangements for one or more of our product candidates;

—	announcement of FDA approvability, approval or non-approval of our product candidates and the timing of the FDA review process;
—	actions taken by regulatory agencies with respect to HORIZANT, REGNITE or our product candidates, our clinical trials, our business partners’ clinical trial or our sales and marketing activities;
—	actions taken by regulatory agencies with respect to products or drug classes related to HORIZANT, REGNITE or our product candidates;
—	problems in our manufacturing or supply chain that limit or exhaust the quantity of supplies of HORIZANT that are available to patients;
—	changes in our business partners’ business strategies;
—	developments in our relationship with our business partners, including potential disputes or the termination or modification of our agreements;
—	actions taken by regulatory agencies with respect to our or our business partners’ compliance with regulatory requirements;
—	regulatory developments in the United States and foreign countries;
—	changes in the structure of healthcare payment systems;
—	any intellectual property matter involving us, including patent infringement lawsuits; and
—	announcements of technological innovations or new products by us or our competitors.

Due to these fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good predictor of our future performance. For example, due primarily to the recognition of revenues from upfront, milestone and contingent event-based payments from our agreements with Astellas, GSK and/or Reckitt, we were profitable for the year ended December 31, 2007, in the three months ended June 30, 2011 and in the three months ended September 30, 2014. However, while recognition of these revenues resulted in a profitable year or quarter for those periods, we incurred net losses in each full year since 2007. In any particular financial period, the actual or anticipated fluctuations could be below the expectations of securities analysts or investors and our stock price could decline.

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

As of October 15, 2014, our executive officers, directors and holders of 5% or more of our outstanding common stock, based upon information known to us and derived from Schedules 13G filed with the SEC, beneficially owned approximately 65% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Provisions in our amended and restated certificate of incorporation and bylaws may delay or prevent an acquisition of us, a change in our management or other changes that stockholders may consider favorable. These provisions include:

—	a classified board of directors;
—	a prohibition on actions by our stockholders by written consent;
—	the ability of our board of directors to issue preferred stock without stockholder approval, which could be used to make it difficult for a third-party to acquire us;
—	notice requirements for nominations for election to the board of directors; and

—	limitations on the removal of directors.

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

We have adopted a rights agreement under which certain stockholders have the right to purchase shares of a new series of preferred stock, at an exercise price of $140.00 per one one-hundredth of a share, if a person acquires more than 15% of our common stock. The rights plan could make it more difficult for a person to acquire a majority of our outstanding voting stock. The rights plan could also reduce the price that investors might be willing to pay for shares of our common stock and result in the market price of our common stock being lower than it would be without the rights plan. In addition, the existence of the rights plan itself may deter a potential acquirer from acquiring us. As a result, either by operation of the rights plan or by its potential deterrent effect, mergers and acquisitions of us that our stockholders may consider in their best interests may not occur.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management, and could under certain circumstances, reduce the market price of our common stock.

If there are large sales of our common stock, the market price of our common stock could drop substantially.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of October 15, 2014, we had 62,237,829 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction.

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

XenoPort, Inc.
(Registrant)
November 5, 2014	/S/ RONALD W. BARRETT
Ronald W. Barrett
Chief Executive Officer and Director
(principal executive officer)

November 5, 2014	/S/ WILLIAM G. HARRIS
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