Form 10-Q
period 2015-03-31
XENOPORT INC
filed 2015-05-07
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Total number of shares of common stock outstanding as of April 15, 2015: 62,775,469.

XENOPORT, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

HORIZANT, REGNITE, Transported Prodrug, XENOPORT and the XenoPort logo are trademarks of XenoPort, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$16,898	$11,958
Short-term investments	169,220	90,098
Accounts receivable	2,887	2,895
Inventories	1,907	1,458
Prepaids and other current assets	4,002	3,185

Total current assets	194,914	109,594
Long-term investments	5,516	—
Property and equipment, net	2,299	2,422
Long-term inventories	8,845	9,098
Restricted investments and other assets	1,915	1,947

Total assets	$213,489	$123,061

Current liabilities:
Accounts payable	$2,942	$2,835
Accrued compensation	4,341	7,148
Accrued preclinical and clinical costs	1,772	1,554
Other accrued liabilities	5,531	5,117
Deferred revenue	1,134	1,134

Total current liabilities	15,720	17,788
Convertible senior notes, net	111,419	—
Deferred revenue	10,580	10,864
Other noncurrent liability	3,403	3,269
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000 shares authorized; 62,772 and 62,475 shares issued and outstanding, at March 31, 2015 and December 31, 2014, respectively	63	62
Additional paid-in capital	679,467	677,924
Accumulated other comprehensive income (loss)	62	(30)
Accumulated deficit	(607,225)	(586,816)

Total stockholders’ equity	72,367	91,140

Total liabilities and stockholders’ equity	$213,489	$123,061

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Product sales, net	$6,639	$2,957
Collaboration revenue	284	283
Royalty revenue	144	135

Total revenues	7,067	3,375

Operating expenses:
Cost of product sales	454	430
Research and development	6,384	4,657
Selling, general and administrative	20,099	18,771

Total operating expenses	26,937	23,858

Loss from operations	(19,870)	(20,483)
Interest income	116	49
Interest expense	(655)	(114)

Net loss	(20,409)	(20,548)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	92	(4)

Comprehensive loss	$(20,317)	$(20,552)

Basic and diluted net loss per share	$(0.33)	$(0.36)

Shares used to compute basic and diluted net loss per share	62,722	56,887

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(20,409)	$(20,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134	199
Accretion of investment discounts and amortization of investment premiums, net	311	216
Amortization of discount and debt issuance costs on convertible senior notes	73	—
Stock-based compensation expense	2,671	2,684
Changes in assets and liabilities:
Accounts receivable	8	(292)
Prepaids and other current and noncurrent assets	(785)	(519)
Inventories	(196)	53
Accounts payable	107	3,048
Accrued compensation	(2,807)	314
Accrued preclinical and clinical costs	218	106
Other accrued liabilities, current and noncurrent	548	2,501
Deferred revenue, current and noncurrent	(284)	(283)

Net cash used in operating activities	(20,411)	(12,521)

Investing activities
Purchases of investments	(111,524)	(90,148)
Proceeds from maturities of investments	26,668	23,357
Purchases of property and equipment	(11)	—

Net cash used in investing activities	(84,867)	(66,791)

Financing activities
Proceeds from issuance of convertible senior notes, net of discount and debt issuance costs	111,345	—
Net cash proceeds provided by (used in) issuance of common stock and exercise of stock options	(1,127)	76,546

Net cash provided by financing activities	110,218	76,546

Net increase (decrease) in cash and cash equivalents	4,940	(2,766)
Cash and cash equivalents at beginning of period	11,958	20,584

Cash and cash equivalents at end of period	$16,898	$17,818

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Nature of Operations

XenoPort, Inc., or the Company, was incorporated in the state of Delaware on May 19, 1999. The Company is a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates for the potential treatment of neurological and other disorders. The Company is currently commercializing HORIZANT® (gabapentin enacarbil) Extended-Release Tablets in the United States and developing its novel fumaric acid ester product candidate, XP23829, as a potential treatment for psoriasis and potentially for relapsing forms of multiple sclerosis, or MS. The Company’s other product candidates are: arbaclofen placarbil, or AP, which is licensed to Indivior PLC (formerly Reckitt Benckiser Pharmaceuticals, Inc.) and XP21279. Effective June 2014, the Company granted to Indivior exclusive, world-wide rights to develop and commercialize pharmaceutical products containing AP and other prodrugs of baclofen or R-baclofen, or collectively, the AP Products, for all indications, subject to the Company’s right of first negotiation with Indivior to collaborate to develop and commercialize AP Products for non-addiction indications (See Note 2 for more information). XP21279 is a potential treatment for patients with advanced idiopathic Parkinson’s disease. The Company may develop it further, to the extent that its resources permit, or it may enter into collaboration, partnership, licensing and other similar forms of revenue-generating transactions with third-party business partners for such development. HORIZANT and the Company’s product candidates are prodrugs that are typically created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct limitations in the oral absorption, distribution and/or metabolism of the parent drug. HORIZANT and each of the Company’s product candidates are orally-available, patented molecules that address potential markets with unmet medical needs. The Company’s facilities are located in Santa Clara, California.

Basis of Preparation

The accompanying financial statements as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2015 and comprehensive loss for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, is the single source of authoritative U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which creates a single source of revenue guidance under GAAP for all companies in all industries. The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates. ASU 2014-09 also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017, and early adoption is not permitted. The Company may adopt ASU 2014-09 either by way of a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. On April 1, 2015, the FASB voted to propose a delay in the effective date of ASU No. 2014-09. The proposed new effective date will be annual reporting periods beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that ASU 2014-09 will have on its financial statements and has not yet determined which transition method it will apply.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). This update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2014-15 will be effective for the Company beginning with its annual report for fiscal 2016 and interim periods thereafter. The Company is currently evaluating the impact that ASU 2014-15 will have on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs are specified incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs). Prior to this standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). This presentation differed from the presentation for a debt discount, which is a direct adjustment to the carrying value of the debt (i.e., a contra liability). These different balance sheet presentation requirements created unnecessary complexity. This new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. This new standard does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs should continue to be calculated using the interest method and reported as interest expense. ASU No. 2015-03 is effective for the Company in the first quarter of fiscal 2016, with early adoption permitted. The Company elected to early adopt this standard by having it be effective for the reporting period ending on March 31, 2015, and as such presented $550,000 of debt issuance costs as a direct deduction from the carrying value of the Company’s convertible senior notes.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update is intended to provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This update will not change a customer’s accounting for service contracts. ASU No. 2015-05 is effective for the Company in the first quarter of fiscal 2016, with early adoption permitted. The Company is currently evaluating the impact that ASU 2015-05 will have on its financial statements.

2. License and Collaboration Arrangements

Indivior PLC

In May 2014, the Company entered into an exclusive license agreement with Indivior, which became effective on June 19, 2014. Under the terms of this agreement, the Company granted to Indivior exclusive, world-wide rights to develop and commercialize pharmaceutical products containing AP Products for all indications, subject to its right of first negotiation with Indivior to collaborate to develop and commercialize AP Products for non-addiction indications. In exchange for these rights, the Company received an upfront, non-refundable cash payment of $20,000,000 in June 2014 and also received an additional $5,000,000 payment in July 2014 after delivery of specified materials to Indivior. The Company is also eligible to receive aggregate cash payments of up to $120,000,000 upon the achievement by Indivior of certain contingent event-based payments, of which $70,000,000 are regulatory and development-based and $50,000,000 are commercialization-based. In addition, the Company is entitled to receive tiered double-digit royalty payments of up to the mid-teens on a percentage basis on potential future net sales of the products in the United States, and high single-digit royalty payments on potential future net sales of the products outside the United States. The Company also agreed to transfer its existing AP Investigational New Drug applications, or INDs, and know-how to Indivior, and to provide supply transition assistance to facilitate the establishment of Indivior’s AP Product manufacturing capabilities pursuant to a mutually agreed supply transition plan.

The Company assessed its transfer and assistance obligations under the Indivior agreement using the multiple-element arrangements revenue recognition guidance since those obligations involved more than one deliverable to Indivior. This analysis involved identification of the deliverables, determining if they qualify as separate units of accounting, arriving at fair value estimates for each separate unit of accounting, and allocating total consideration to each unit of accounting. The Company identified the following non-contingent deliverables under the license agreement: (1) grant of exclusive rights, or the license; (2) transfer of know-how necessary for the manufacture and development of AP Products; (3) transfer of INDs; (4) transfer of specified materials; and (5) supply of transition assistance to facilitate the establishment of Indivior’s AP Product manufacturing capabilities pursuant to a mutually agreed upon supply transition plan. The license, know-how, INDs and supply of transition assistance deliverables were combined into one unit of accounting since each of these deliverables was dependent on, and not separate from each other, and accordingly did not have stand-alone value. The transfer of specified materials represented the other unit of accounting. The total of the upfront cash payment of $20,000,000 and the additional cash payment of $5,000,000 were allocated into two units of accounting using the relative estimated selling price method. The Company developed its best estimate of selling prices for each deliverable in order to allocate the non-contingent arrangement consideration to the two units of accounting. For the license, know-how, INDs and supply of transition assistance, the Company used the discounted cash flow method to estimate the price at which it could sell them on a stand-alone basis. Embedded in the estimate were significant assumptions including: (1) probabilities of success during the development process; (2) potential customer market for the drug; (3) selling price for the drug; (4) costs to develop, maintain and manufacture the developed drug; and (5) discount rate. For the transfer of specified materials, the Company estimated the selling price based on the cost to purchase such materials from third party suppliers. Both the initial upfront cash payment of $20,000,000 and the additional cash payment of $5,000,000 were recognized as collaboration revenue upon the transfer of the deliverables to Indivior, which occurred in the third quarter of 2014.

Astellas Pharma Inc.

Under a December 2005 license agreement with Astellas Pharma Inc., as amended in July 2012, Astellas is commercializing gabapentin enacarbil in Japan under the trade name of REGNITE® (gabapentin enacarbil) Extended-Release Tablets. In the three months ended March 31, 2015 and 2014, the Company recognized collaboration revenue of $284,000 and $283,000, respectively, representing amortization of the up-front license payment under this agreement. For the three months ended March 31, 2015 and 2014, the Company recognized $144,000 and $135,000, respectively, in royalty revenue. As of March 31, 2015, the Company had recognized an aggregate of $54,501,000 of revenue pursuant to this agreement. At March 31, 2015, $11,714,000 of such revenue was deferred under this agreement and was being recognized on a straight-line basis over a period that the Company expects to remain obligated to provide services, of which $1,134,000 was classified within current liabilities and the remaining $10,580,000 was recorded as a noncurrent liability.

3. Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period without consideration for potential common shares. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period plus any dilutive potential common shares for the period determined using the treasury-stock method for restricted stock units and options to purchase stock and using the if-converted method for the convertible senior notes. For purposes of this calculation, restricted stock units, options to purchase stock and convertible senior notes are considered to be potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive.

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Numerator:
Net loss	$(20,409)	$(20,548)

Denominator:
Weighted-average common shares outstanding	62,722	56,887

Basic and diluted net loss per share	$(0.33)	$(0.36)

Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Restricted stock units and options to purchase common stock	9,036	8,165
Convertible senior notes	10,729	—

	19,765	8,165

On January 29, 2014, the Company completed an underwritten public offering of 12,000,000 shares of its common stock at a price to the public of $6.00 per share. On February 21, 2014, the underwriters exercised in full their option to purchase 1,800,000 additional shares.

On February 3, 2015, the Company completed a private placement of $115,000,000 aggregate principal amount of 2.50% Convertible Senior Notes due 2022, or the 2022 Notes. The 2022 Notes are convertible at an initial conversion rate of 93.2945 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, which is equal to an initial conversion price of approximately $10.72 per share of common stock. As of March 31, 2015, 10,728,867 shares of the Company’s common stock were issuable upon conversion of the 2022 Notes (see Note 7 for more information).

4. Cash and Cash Equivalents, Short-Term and Long-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term and long-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2015:
Cash	$2,620	$—	$—	$2,620
Money market funds	12,927	—	—	12,927
U.S. government-sponsored agencies - current	2,000	—	(2)	1,998
U.S. government-sponsored agencies - noncurrent	5,000	4	—	5,004
Corporate debt securities - current	168,513	92	(32)	168,573
Corporate debt securities - noncurrent	512	—	—	512
Certificates of deposit	1,725	—	—	1,725

	$193,297	$96	$(34)	$193,359

Reported as:
Cash and cash equivalents				$16,898
Short-term investments				169,220
Long-term investments				5,516
Restricted investments (1)				1,725

				$193,359

As of December 31, 2014:
Cash	$3,383	$—	$—	$3,383
Money market funds	8,576	—	—	8,576
U.S. government-sponsored agencies	2,000	—	(2)	1,998
Corporate debt securities	88,127	12	(40)	88,099
Certificates of deposit	1,725	—	—	1,725

	$103,811	$12	$(42)	$103,781

Reported as:
Cash and cash equivalents				$11,958
Short-term investments				90,098
Restricted investments (1)				1,725

				$103,781

(1)	Included in “Restricted investments and other assets” as of March 31, 2015 and December 31, 2014.

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents, which primarily consist of money market funds. Management determines the appropriate classification of securities at the time of purchase. All investments have been designated as available-for-sale. The Company classifies its available-for-sale investments as either current or noncurrent based on their maturities and the Company’s intent with regard to those investments. The Company currently views its available-for-sale investments that mature within one year as available for its current operations and classified as short-term investments, while available-for-sale investments that mature beyond one year are classified as long-term investments. All available-for-sale securities are carried at estimated fair value with unrealized gains and losses reported as a component of other comprehensive loss in the statements of comprehensive loss. No gross realized gains or losses were recognized and accordingly, there were no amounts reclassified out of accumulated other comprehensive income (loss) to earnings in the three months ended March 31, 2015 or in the same period in 2014.

The Company’s available-for-sale investments, which include cash equivalents and short-term and long-term investments, are measured at fair value on a recurring basis and are classified at the following fair value hierarchy (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total As of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$12,927	$12,927	$—	$—
U.S. government-sponsored agencies - current and noncurrent	7,002	—	7,002	—
Corporate debt securities - current and noncurrent	169,085	—	169,085	—
Certificates of deposit	1,725	—	1,725	—

Total	$190,739	$12,927	$177,812	$—

		Fair Value Measurements at Reporting Date Using
Description	Total As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$8,576	$8,576	$—	$—
U.S. government-sponsored agencies	1,998	—	1,998	—
Corporate debt securities	88,099	—	88,099	—
Certificates of deposit	1,725	—	1,725	—

Total	$100,398	$8,576	$91,822	$—

5. Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out, or FIFO, basis. Inventories include active pharmaceutical ingredient, or API, contract manufacturing costs and overhead allocations. The Company regularly evaluates the Company’s inventories for excess quantities and obsolescence (expiration), taking into account such factors as historical and anticipated future sales compared to quantities on hand and the remaining shelf life of HORIZANT. Write-downs of inventories are considered to be permanent reductions in the cost basis of inventories. Inventories that are not expected to be consumed within 12 months following the balance sheet date are classified as long-term inventories.

Inventories as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$8,671	$9,273
Work in progress	1,393	517
Finished goods	688	766

Total inventory	10,752	10,556
Less: Long-term inventories	8,845	9,098

Total inventory classified as current	$1,907	$1,458

Long-term inventories primarily consisted of gabapentin enacarbil API used for production of HORIZANT. The Company evaluates demand for HORIZANT and expected consumption of the API based on long-term projected sales of HORIZANT.

6. Other Accrued Liabilities

Other accrued liabilities at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015	December 31, 2014
Accrued product costs	$659	$2,009
Accrued selling and marketing expenses	2,235	1,210
Accrued general and administrative expenses	595	466
Accrued rebates, allowances and returns	973	986
Interest payable - convertible senior notes	447	—
Other liabilities	622	446

Total other accrued liabilities	$5,531	$5,117

7. Convertible Senior Notes

On February 3, 2015, the Company completed a private placement of $115,000,000 aggregate principal amount of the 2022 Notes. The net proceeds from the offering of the 2022 Notes were $111,345,000, after deducting the initial purchaser’s discount and debt issuance costs payable by the Company. Beginning on August 1, 2015, interest on the 2022 Notes will be payable semi-annually in cash in arrears on February 1 and August 1 of each year, at a rate of 2.50% per year. The 2022 Notes mature on February 1, 2022, unless earlier converted or repurchased. The 2022 Notes are not redeemable prior to the maturity date.

Holders may convert all or any portion of their 2022 Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The 2022 Notes are convertible at an initial conversion rate of 93.2945 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, subject to adjustment, which is equal to an initial conversion price of approximately $10.72 per share of common stock. Upon conversion, the 2022 Notes may be settled in shares of the Company’s common stock, together with a cash payment in lieu of delivering any fractional share. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that may occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such a corporate event in certain circumstances. If the Company undergoes a fundamental change, which would include specified change of control transactions, or liquidation or dissolution or the Company’s common stock ceasing to be listed or quoted on specified national securities exchanges, and the fundamental change occurs prior to the maturity date of the 2022 Notes, holders of the 2022 Notes may require the Company to repurchase all or part of their 2022 Notes at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of March 31, 2015, the outstanding principal balance on the 2022 Notes was $115,000,000 and 10,728,867 shares of the Company’s common stock were issuable upon conversion of the 2022 Notes.

The 2022 Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, the Company evaluated the features embedded in the 2022 Notes, and concluded that the 2022 Notes are not required to be bifurcated and accounted for separately from the host debt instrument.

The Company incurred $550,000 in debt issuance costs in connection with the issuance of the 2022 Notes, which are being amortized through the maturity date through the application of the interest method and reported as interest expense. In accordance with ASU No. 2015-03, the Company has presented debt issuance costs as a direct deduction from the carrying value of the 2022 Notes.

As of March 31, 2015, the 2022 Notes were reported at their current carrying value which approximated fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk.

8. Stock-Based Compensation

The Company’s employee non-cash stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Research and development	$382	$702
Selling, general and administrative	2,289	1,982

	$2,671	$2,684

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

XenoPort, Inc. is a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates for the potential treatment of neurological and other disorders. We are currently commercializing HORIZANT® (gabapentin enacarbil) Extended-Release Tablets in the United States and developing our novel fumaric acid ester product candidate, XP23829, as a potential treatment for psoriasis and potentially for relapsing forms of multiple sclerosis, or MS. In addition, REGNITE® (gabapentin enacarbil) Extended-Release Tablets are being marketed in Japan by Astellas Pharma Inc., or Astellas. HORIZANT has been approved by the U.S. Food and Drug Administration, or FDA, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults and for the management of postherpetic neuralgia, or PHN, in adults. RLS, also known as Willis-Ekbom Disease, is a neurological disorder characterized by an urge to move the legs, usually caused or accompanied by uncomfortable and unpleasant sensations in the legs. PHN is a neuropathic (nerve) pain syndrome that can follow the healing of an outbreak of herpes zoster, commonly known as shingles. In September 2014, we announced an agreement with the National Institute on Alcohol Abuse and Alcoholism, or NIAAA, under which the NIAAA will conduct a clinical trial evaluating the use of HORIZANT as a potential treatment for alcohol use disorder, or AUD. The study is planned to be a randomized, double-blind, placebo-controlled clinical trial of the safety and efficacy of HORIZANT in patients with AUD but are abstinent at treatment initiation. The study is expected to have a treatment period of six months and to enroll approximately 350 patients commencing later in the second quarter of 2015. The NIAAA anticipates that the results may be available by the end of 2016. Under the terms of the agreement, we supplied clinical trial material and the NIAAA will conduct and pay all other expenses associated with the planned clinical trial of HORIZANT. We will have access to study data generated under the planned clinical trial to support any potential regulatory filings for HORIZANT as a potential treatment for AUD.

We reacquired development and commercialization rights to HORIZANT from Glaxo Group Limited, or GSK, our former collaborator for this product, on May 1, 2013. We have focused our promotional and sales efforts on specialty doctors in specific geographic territories. We initiated our commercialization efforts in approximately 40 territories and, by the beginning of the third quarter of 2014, expanded the sales force into approximately 70 territories in the United States. We have initiated in the first quarter of 2015 an additional expansion of our sales force and plan to cover up to 120 territories by mid-2015. Our sales organization consists of both XenoPort-employed sales representatives and contract sales representatives who are solely dedicated to HORIZANT education and promotion. We rely on, and expect to continue to rely on, our contract sales organization to provide back-office logistical support for the XenoPort-employed sales representatives.

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

XP23829 is a fumaric acid ester compound and a patented prodrug of monomethyl fumarate, or MMF. Fumaric acid ester compounds have shown immuno-modulatory and neuroprotective effects in cell-based systems and preclinical models of disease. A fumaric acid ester product is approved in Germany for the treatment of psoriasis, and a fumaric acid ester compound, known as TECFIDERA (dimethyl fumarate), was approved by the FDA in March 2013 for the treatment of relapsing forms of MS and by the

European Commission in February 2014 for the treatment of relapsing-remitting MS. We have evaluated XP23829 in Phase 1 studies with healthy subjects to determine its safety and pharmacokinetic profile. In June 2014, we initiated a Phase 2 clinical trial of XP23829 in patients with moderate-to-severe chronic plaque-type psoriasis. We are evaluating 400 mg and 800 mg of XP23829 dosed once a day and 400 mg of XP23829 dosed twice a day in this trial, and anticipate that the data may be available by the third quarter of 2015.

We also have two other product candidates: arbaclofen placarbil, or AP, and XP21279. AP is licensed to Indivior PLC, a new business entity that was formed by divestment of the pharmaceutical division from Reckitt Benckiser Group plc. In May 2014, we entered into an exclusive license agreement with Indivior, which became effective on June 19, 2014. Under the terms of this agreement, we granted exclusive, world-wide rights to develop and commercialize pharmaceutical products containing AP and other prodrugs of baclofen or R-baclofen, or AP Products, for all indications, subject to our right of first negotiation to collaborate to develop and commercialize AP Products for non-addiction indications. In exchange for these rights, we received an upfront, non-refundable cash payment of $20.0 million in June 2014 and also received an additional $5.0 million payment in July 2014 after our delivery of specified materials, both of which were recognized in the third quarter of 2014. We are also eligible to receive aggregate cash payments of up to $120.0 million upon the achievement by Indivior of certain contingent event-based payments, of which $70.0 million are regulatory and development-based and $50.0 million are commercialization-based. In addition, we are entitled to receive tiered double-digit royalty payments of up to the mid-teens on a percentage basis on potential future net sales of AP Products in the United States, and high single-digit royalty payments on potential future net sales of AP Products outside the United States. XP21279 is a potential treatment for patients with advanced idiopathic Parkinson’s disease. We may develop it further, to the extent that our resources permit, or we may enter into third-party business relationships in order to carry out such development activities.

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

Historically, revenues recognized through May 1, 2013 were primarily comprised of upfront, milestone and contingent event-based payments from our collaboration and partnership arrangements. While a significant portion of our revenues in 2014 consisted of revenues from the recognition of cash payments we received under our license agreement with Indivior, and we may in the future recognize revenues from contingent-event based payments from Indivior, we expect the future composition of our revenues to consist primarily of revenues from HORIZANT product sales. Although we are recognizing revenue from HORIZANT product sales in the United States, our relative lack of commercialization experience as an organization with respect to HORIZANT product sales will make future operating results difficult to predict. In this regard, our product sales revenue may vary significantly from period to period as our commercialization efforts progress, and we may be unable to meaningfully increase HORIZANT product sales or otherwise successfully commercialize HORIZANT in a timely manner or at all. We also expect that the expenses of increasing and maintaining our sales and marketing capabilities, including with respect to the internal and external costs of supporting, maintaining and expanding our XenoPort-employed sales representatives and our contract sales representatives, and maintaining and expanding a distribution and supply chain infrastructure will continue to be substantial, and these costs may exceed the revenues that we are able to generate from HORIZANT product sales. We recorded $6.6 million in net sales from HORIZANT during the three months ended March 31, 2015.

Gabapentin enacarbil is licensed to Astellas in Japan. We are entitled to receive percentage-based high-teen royalties on net sales of REGNITE in Japan, and the royalties are recognized as revenue when royalty payments are received. In the three months ended March 31, 2015, the royalty revenue from net sales of REGNITE in Japan was $0.1 million. We expect royalty revenues from our partnership with Astellas to fluctuate based on the results of their commercialization, marketing and distribution efforts for REGNITE in Japan and, to a lesser extent, foreign currency fluctuations; however, we do not expect that royalty revenues from our partnership with Astellas will be meaningful.

We expect our research and development expenses to increase in 2015 compared to 2014 levels primarily due to increased development expenses for XP23829, including our Phase 2 clinical trial in patients with moderate-to-severe chronic plaque-type psoriasis that was initiated in June 2014, as well as increased costs in anticipation of potential Phase 3 clinical activities. The timing and amount of research and development expenses incurred will primarily depend upon the extent of current or future clinical trials for XP23829 as well as the related expenses associated with our development organization, regulatory requirements for our product candidates, product candidate manufacturing costs and our ability to raise additional funds. Our future research and development expenses are subject to numerous assumptions that may prove to be wrong and also are subject to risks related to the difficulty and uncertainty of clinic al success and regulatory approvals of our product candidates. In 2015, we expect our selling, general and administrative expenses to increase compared to 2014 levels primarily due to internal and external expenses of supporting, maintaining and expanding our XenoPort-employed sales representatives and our contract sales representatives, as well as from maintaining and expanding marketing, distribution and other commercial capabilities for HORIZANT, largely through third-party service providers.

On February 3, 2015, we completed a private placement of $115.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2022, or the 2022 Notes. The net proceeds from the offering of the 2022 Notes were $111.3 million, after deducting the initial purchaser’s discount and offering expenses payable by us. For more information on the 2022 Notes, see “Liquidity and Capital Resources – 2022 Notes” below.

We believe that our existing capital resources, together with interest income from our investments and anticipated product revenue, will be sufficient to fund our projected operating requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or other committed sources of capital. We have potential contingent event-based and royalty payments that we are eligible to receive under our partnerships with Astellas and Indivior. With the exception of the proposed clinical trial in patients with AUD that the NIAAA plans to conduct, we are solely responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, or sales of HORIZANT may be less than we anticipate, either or both of which could accelerate our need for additional capital. In addition, we do not believe that revenues generated from HORIZANT and REGNITE sales and other revenues generated from our partnerships with Astellas and Indivior will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. Additional funds may not be available to us on terms that are acceptable to us, or at all. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may be required to, among other things, reduce the amount of resources devoted to medical affairs, advertising, promotion or sales of HORIZANT, curtail or delay further XP23829 development or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and prospects.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, inventories, stock-based compensation, fair value measurements and accrued expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and significant judgments and estimates are detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which creates a single source of revenue guidance under U.S. generally accepted accounting principles, or GAAP, for all companies in all industries. The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates. ASU 2014-09 also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. ASU 2014-09 will be effective for us in the first quarter of fiscal 2017, and early adoption is not permitted. We may adopt ASU 2014-09 either by way of a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. On April 1, 2015, the FASB voted to propose a delay in the effective date of ASU No. 2014-09. The proposed new effective date will be annual reporting periods beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact that ASU 2014-09 will have on our financial statements and have not yet determined which transition method we will apply.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). This update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2014-15 will be effective for us beginning with our annual report for fiscal 2016 and interim periods thereafter. We are currently evaluating the impact that ASU 2014-15 will have on our financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs are specified incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs). Prior to this standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). This presentation differed from the presentation for a debt discount, which is a direct adjustment to the carrying value of the debt (i.e., a contra liability). These different balance sheet presentation requirements created unnecessary complexity. This new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. This new standard does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs should continue to be calculated using the interest method and reported as interest expense. ASU No. 2015-03 is effective for us in the first quarter of fiscal 2016, with early adoption permitted. We elected to early adopt this standard by having it be effective for the reporting period ending on March 31, 2015, and as such presented $0.5 million in debt issuance costs as a direct deduction from the carrying value of our convertible senior notes.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update is intended to provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This update will not change a customer’s accounting for service contracts. ASU No. 2015-05 is effective for us in the first quarter of fiscal 2016, with early adoption permitted. We are currently evaluating the impact that ASU 2015-05 will have on our financial statements.

Results of Operations

Three Months Ended March 31, 2015 and 2014

Revenues

Our net product sales revenue consisted of sales of HORIZANT. Our collaboration revenue consisted of the recognition of revenues from the upfront payments from our partnership with Astellas. Our royalty revenue was from Astellas and was based on Astellas’ net sales of REGNITE in Japan.

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(In thousands, except percentages)
Product sales, net	$6,639	$2,957	$3,682	125%
Collaboration revenue	284	283	1	0%
Royalty revenue	144	135	9	7%

Total revenues	$7,067	$3,375	$3,692	109%

The increase in total revenues for the three months ended March 31, 2015, compared to the same period in 2014, was substantially due to increased HORIZANT net product sales primarily from an increase in sales volume due to enhanced promotional efforts and from an increase in average net selling prices due to additional price increases.

We expect the future composition of our revenues to consist primarily of revenues from HORIZANT net product sales. We expect our HORIZANT net product sales to increase in 2015 compared to 2014 levels and that they will be dependent upon the success of our strategies for commercialization, promotion and distribution, as well as our ability to successfully execute on these activities, including our planned sales force expansion, and to comply with applicable laws, regulations and regulatory requirements. We expect royalty revenue from our partnership with Astellas to fluctuate based on the results of its commercialization, marketing and distribution efforts for REGNITE in Japan and, to a lesser extent, foreign currency fluctuations; however, we do not expect that royalty revenues from our partnership with Astellas will be meaningful. We expect collaboration revenue to fluctuate based on Indivior’s timing and achievement of AP Products contingent-event based payments and to the extent we enter into new partnership, collaboration or other strategic arrangements for our marketed product or any of our product candidates.

Cost of Product Sales

Cost of product sales consisted of the direct and indirect costs to manufacture product sold, including tableting, packaging, storage, shipping and handling costs related to our product sales of HORIZANT. Cost of product sales also included raw materials, specifically gabapentin enacarbil, acquired from GSK as part of the reacquisition of the HORIZANT business and recorded at fair value. The fair value of the inventory acquired from GSK represents a lower cost than if new raw materials were purchased at current third-party costs.

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(In thousands, except percentages)
Cost of product sales	$454	$430	$24	6%

The increase in cost of product sales in the three months ended March 31, 2015, compared to the same period in 2014, was primarily from an increase in volume of HORIZANT product sales, offset in part by $0.1 million in costs related to the transfer of manufacturing responsibilities to us from GSK incurred during the three months ended March 31, 2014.

We expect cost of product sales for HORIZANT to remain relatively constant as a percentage of net product sales for the remainder of the year, compared to the percentage for the three months ended March 31, 2015.

Research and Development Expenses

Research and development expenses consisted of costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts for clinical trials and activities related to development-related regulatory filings.

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(In thousands, except percentages)
Research and development	$6,384	$4,657	$1,727	37%

The increase in research and development expenses in the three months ended March 31, 2015, compared to the same period in 2014, was principally from increased net costs for XP23829 of $2.6 million primarily due to increased clinical, manufacturing and toxicology costs, offset in part by a reduction in personnel costs of $0.8 million primarily due to decreased headcount and corresponding decreased non-cash stock-based compensation.

We expect our research and development expenses to increase in 2015 compared to 2014 levels primarily due to increased development expenses for XP23829, including the cost of our Phase 2 clinical trial in patients with moderate-to-severe chronic plaque-type psoriasis that we initiated in June 2014, as well as increased costs in anticipation of potential XP23829 Phase 3 clinical activities. The timing and amount of research and development expenses incurred will primarily depend upon the extent of current or future clinical trials for XP23829 as well as the related expenses associated with our development organization, regulatory requirements for XP23829 and XP23829 manufacturing costs.

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

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(In thousands, except percentages)
Selling, general and administrative	$20,099	$18,771	$1,328	7%

The increase in selling, general and administrative expenses in the three months ended March 31, 2015 compared to the same period in 2014 was principally due to costs related to the continued and expanded commercialization of, and promotional activities for, HORIZANT.

We expect continued increases in selling, general and administrative expenses in 2015 compared to 2014 levels primarily due to internal and external expenses of supporting and maintaining, and increasing the number of our XenoPort-employed sales representatives and contract sales representatives, as well as expenses from maintaining and expanding marketing, distribution and other commercial capabilities for HORIZANT, largely through third-party service providers.

Interest Income/Expense

Interest income consisted primarily of interest earned on our cash equivalents and short-term and long-term investments, and interest expense consisted of the accretion of our other noncurrent liability and interest expense associated with the 2022 Notes.

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(In thousands, except percentages)
Interest income	$116	$49	$67	137%
Interest expense	$655	$114	$541	475%

The increase in interest income for the three months ended March 31, 2015 compared to the same period in 2014 was due to higher cash balances primarily due to the receipt of $111.3 million in net proceeds from the 2022 Notes offering in February 2015, after deducting the initial purchaser’s discount and offering expenses payable by us. For more information on the 2022 Notes, see “Liquidity and Capital Resources – 2022 Notes” below.

The increase in interest expense for the three months ended March 31, 2015 compared to the same period in 2014 was principally due to $0.5 million in interest expense associated with the 2022 Notes. We expect interest expense to increase in 2015 compared to 2014 due to the interest expense associated with the 2022 Notes.

Liquidity and Capital Resources

	As of March 31, 2015	As of December 31, 2014
Cash and cash equivalents, and short-term and long-term investments	$191,634	$102,056
Working capital	179,194	91,806
Restricted investments (1)	1,725	1,725

(1)	Included in “Restricted investments and other assets” as of March 31, 2015 and December 31, 2014.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash provided by (used in):
Operating activities	$(20,411)	$(12,521)
Investing activities	(84,867)	(66,791)
Financing activities	110,218	76,546
Capital expenditures (included in investing activities above)	(11)	—

Due to our significant research and development and, more recently, sales and marketing expenditures, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our operations primarily through sales of our equity and debt securities, non-equity payments from collaboration, partnership, licensing and other similar forms of revenue-generating transactions with third-party business partners, and interest earned on investments. At March 31, 2015, we had available cash and cash equivalents and short-term and long-term investments of $191.6 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including corporate debt securities, money market accounts and U.S. government-sponsored agencies. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $20.4 million in the three months ended March 31, 2015. Our main uses of operating cash flows during this period were from our net loss and from a decrease in accrued compensation and an increase in prepaid and other assets, offset in part by non-cash stock-based compensation expense. Net cash used in operating activities was $12.5 million in the three months ended March 31, 2014. Our main uses of operating cash flows during this period were from our net loss and from an increase in prepaid and other current and noncurrent assets, offset in part by increases in accounts payables and other accrued liabilities and from non-cash stock-based compensation expense.

Net cash used in investing activities primarily reflected the timing of purchases of investments and proceeds from maturities of our investments.

Net cash provided by financing activities in the three months ended March 31, 2015 was primarily from the issuance of the 2022 Notes, which resulted in $111.3 million in net proceeds. Net cash provided by financing activities in the three months ended March 31, 2014 was primarily from the public offering of our common stock, which resulted in $77.4 million in net proceeds.

On February 3, 2015, we completed a private placement of $115.0 million aggregate principal amount of 2022 Notes. The net proceeds from the offering of the 2022 Notes were $111.3 million, after deducting the initial purchaser’s discount and offering expenses payable by us. For more information on the 2022 Notes, see “2022 Notes” below.

On January 29, 2014, we completed an underwritten public offering of 12,000,000 shares of our common stock at a price to the public of $6.00 per share. Net cash proceeds from the public offering were $67.3 million, after deducting the underwriting discounts and commissions and offering expenses payable by us. On February 21, 2014, the underwriters exercised in full their over-allotment option of 1,800,000 shares resulting in net cash proceeds of $10.1 million, after deducting the underwriting discounts and commissions and offering expenses payable by us.

We believe that our existing capital resources, together with interest income from our investments and anticipated product revenue, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our partnerships with Astellas and Indivior.

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

In addition, we are required to make periodic interest payments to the holders of the 2022 Notes and to make payments of principal upon maturity. In this regard, if holders of the 2022 Notes do not convert their 2022 Notes prior to the maturity date, we will be required to repay the principal amount of all then outstanding 2022 Notes plus any accrued and unpaid interest. We may also be required to repurchase the 2022 Notes for cash upon the occurrence of a change of control or certain other fundamental changes involving us. If our capital resources are insufficient to satisfy our debt service obligations, we will be required to seek to sell additional equity or debt securities or to obtain debt financing.

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

Contractual Obligations

Our future contractual obligations at March 31, 2015 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Greater Than 5 Years
Purchase commitments (1)	$2,648	$2,460	$188	$—	$—
Long-term payable (2)	6,000	—	2,000	2,000	2,000
Operating lease obligations (3)	2,565	2,170	395	—	—
Principal on 2022 Notes due 2022 (4)	115,000	—	—	—	115,000
Interest on 2022 Notes (5)	20,093	2,843	5,750	5,750	5,750

	$146,306	$7,473	$8,333	$7,750	$122,750

(1)	At March 31, 2015, we had non-cancelable purchase orders and minimum purchase obligations of approximately $1.8 million under our commercial supply agreement with Patheon Pharmaceuticals Inc all due within one year. At March 31, 2015, we had other non-cancelable purchase commitments of approximately $0.7 million due within one year and approximately $0.2 million due within the one to three year period.
(2)	On November 8, 2012, we executed a termination and transition agreement with GSK that terminated our development and commercialization agreement with respect to HORIZANT. GSK provided us inventory of gabapentin enacarbil in GSK’s possession that was not required for use by GSK in the manufacture of HORIZANT. In exchange for such inventory, we will make annual payments to GSK of $1.0 million for six years beginning in 2016.
(3)	In the fourth quarter of 2014, we entered into an amendment to the lease with respect to our current office space at 3410 Central Expressway, Santa Clara, California, which extended the term of the lease for an additional nine months so that the lease will expire on May 31, 2016. Operating lease obligations do not assume the exercise by us of any termination or extension options.
(4)	In February 2015, we completed a private placement of $115.0 million principal amount of 2022 Notes. The 2022 Notes mature on February 1, 2022, unless earlier converted or repurchased. We may not redeem the 2022 Notes prior to their maturity date.
(5)	Beginning on August 1, 2015, interest on the 2022 Notes will be payable semi-annually in cash in arrears on February 1 and August 1 of each year, at a rate of 2.50% per year. We used the fixed interest rate of 2.50% to estimate interest owed on the 2022 Notes as of March 31, 2015 until the final maturity date of February 1, 2022.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the three months ended March 31, 2015 to our market risk exposure as disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, as of March 31, 2015, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) were effective.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2015.

Risks Related to our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never achieve or sustain profitability on an annual basis.*

We have incurred cumulative losses of $607.2 million since our inception in May 1999 through March 31, 2015. We have made, and expect to continue to make, substantial expenditures in connection with our commercialization of HORIZANT and to further develop and potentially commercialize XP23829. We continue to expect substantial costs and expenses associated with maintaining and expanding sales, marketing and commercial capabilities, as well as those associated with research, development, clinical trials, manufacturing and potential regulatory approvals and commercialization of XP23829. In addition, we do not believe that collaboration revenues and revenues generated from sales of HORIZANT and REGNITE will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

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

To date, we have not generated revenue from sales of HORIZANT or REGNITE that is sufficient to fund our operations. We have financed our operations primarily through the sale of equity and debt securities, non-equity payments from collaboration, partnership, licensing and other similar forms of revenue-generating transactions with third-party business partners, and interest earned on investments. Prior to 2013, we devoted substantially all of our efforts to research and development, including clinical trials. Since the beginning of 2013, we have devoted substantial efforts to the initiation, maintenance and growth of our HORIZANT commercial operations, and we expect our selling, general and administrative expenses to continue to increase year over year primarily due to internal and external expenses of supporting and maintaining, and increasing the number of, our XenoPort-employed sales representatives and contract sales representatives, as well as expenses from maintaining and growing marketing, distribution and other commercial capabilities for HORIZANT, largely through third-party service providers. If sales-related revenue from HORIZANT, REGNITE or any product candidate that receives marketing approval is insufficient, if we or our business partners are unable to develop and commercialize our product candidates or if development is delayed, we may never become profitable on an annual basis. Even if we do become profitable on an annual basis, we may not be able to sustain or increase our profitability.

Our success depends substantially on the success of HORIZANT. If we do not successfully market and sell HORIZANT, or if Astellas does not effectively market and sell REGNITE in Japan, we may be unable to generate significant product revenue and may be unable to achieve sustained profitability.*

For the three months ended March 31, 2015, we recorded net sales in the United States of HORIZANT of only $6.6 million. To achieve sustained profitability, we will need to generate substantially more product revenue from HORIZANT, REGNITE or our product candidates that may receive approval.

Our ability to generate significant revenue from HORIZANT depends on our ability to achieve market acceptance of, and to otherwise effectively market, HORIZANT for the treatment of moderate-to-severe primary RLS and for the management of PHN in adults. We may not be able to devote sufficient resources to the advertising, promotion and sales efforts for HORIZANT. We also need to continue to expend time and resources to train our sales team to be credible, persuasive and compliant in discussing

HORIZANT with physicians. We also need to continue to train and monitor our sales team to ensure that a consistent and appropriate message about HORIZANT is being delivered. If we are unable to effectively educate physicians and potential customers about the benefits and risks of HORIZANT, we could face significant pressure from branded and/or unbranded (generic) competition, and negative market perception due to Glaxo Group Limited’s, or GSK’s, prior promotional efforts as well as a lack of physician awareness, third-party reimbursement and differentiation from currently approved treatments. Due to our limited resources, we have made decisions on how best to allocate our resources to efficiently promote HORIZANT. We may not be correct in our decisions, which would limit the sales we could achieve from HORIZANT and could lead to our failure to capitalize on its market opportunity. For example, we have chosen where to locate our XenoPort-employed sales representatives and contract sales representatives based on certain characteristics of the relevant territories where we promote HORIZANT. If other territories where we have chosen not to locate our sales team could have generated greater HORIZANT sales than the territories where we are promoting HORIZANT, we will be unable to capture the full potential value of HORIZANT. Further, new or future territories may not perform as well as the initial territories. In addition, our ability to grow HORIZANT sales in future periods is also dependent on price increases, and we have periodically increased the price of HORIZANT, most recently in March 2015. We cannot assure you that price increases we have taken or may take in the future will not negatively affect HORIZANT sales volumes. We could also fail to comply with applicable regulatory guidelines with respect to the marketing and manufacturing of HORIZANT or with post-marketing commitments or requirements mandated by the FDA, which could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls and total or partial suspension of production. In addition, if we are unable to effectively train sales representatives and equip them with effective materials, including medical and sales literature to help inform and educate potential customers about the benefits and risks of HORIZANT and its proper administration, our efforts to successfully commercialize HORIZANT could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

Other factors that may inhibit or delay our efforts to commercialize HORIZANT or any other approved product candidates include:

•	the inability of our contract sales organization to provide our sales team with appropriate technical expertise or our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	our inability to successfully retain, or increase the size of, the XenoPort-employed sales representatives and our contract sales representatives;

•	potential disruption arising from realignment or redistribution of established sales territories in connection with the continued expansion of the sales force team;

•	our inability to effectively manage and maintain third-party logistical support for both our XenoPort-employed sales representatives and our contract sales representatives;

•	the inability of our sales team personnel to obtain access to adequate numbers of physicians to provide appropriate information on the advantages and risks of prescribing HORIZANT or other products that may result from our product candidates;

•	inability to obtain coverage and adequate reimbursement from third-party payers;

•	the lack of complementary products offered by our sales team personnel, which may put us at a competitive disadvantage compared to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with maintaining the XenoPort-employed sales representatives, our contract sales representatives and/or contracting for additional sales team personnel as part of any potential future sales team expansions, or to add or replace current sales representatives.

The competition for qualified personnel in the pharmaceutical and biotechnology field is intense, and we may experience difficulties in recruiting, hiring and retaining qualified individuals. Prior to our commercial launch of HORIZANT, we had no experience commercializing products on our own, and we have only limited management expertise in developing and maintaining a commercial organization. Due to our limited internal resources, we have contracted, and anticipate that we will continue to contract, with third-party vendors to manage and support much of our growth and sales infrastructure. We will be at risk to the extent we rely on such third parties without effective oversight. In addition, such third-party contractors may not be the most efficient allocation of resources if we could implement such infrastructure internally in a more cost-effective manner. If we are not successful in recruiting and retaining qualified sales and marketing personnel or in otherwise maintaining and expanding sales and marketing infrastructure, we will have difficulty commercializing HORIZANT or our product candidates, which would adversely affect our business and financial condition.

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

HORIZANT or REGNITE may not achieve significant sales, even if we or Astellas devote substantial resources to its commercialization. Even if we achieve significant levels of sales of HORIZANT, the costs of maintaining and expanding sales and marketing capabilities and a distribution and supply chain infrastructure will be substantial and may outweigh any sales of HORIZANT, preventing us from achieving or maintaining profitability. The success of HORIZANT and REGNITE is dependent on a number of factors, which include competition from alternative treatments for RLS and, in the case of HORIZANT, for the management of PHN, including branded and unbranded (generic) treatments in the United States, pricing pressures and whether HORIZANT can obtain sufficient third-party coverage or reimbursement, among other factors that are described in this section.

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

We converted our HORIZANT contract sales teams to XenoPort-employed sales representatives, we have expanded our promotional efforts into new sales territories and we have added additional contract sales representatives through our contract sales organization. We expect to further expand our sales force, comprised of both XenoPort-employed sales representatives and contract sales representatives, to cover up to 120 territories by mid-2015. We will also continue to rely on our contract sales organization to provide back office logistical support for the XenoPort-employed sales representatives. We have only limited experience in maintaining a commercial sales force on our own, and we may not be able to successfully maintain the XenoPort-employed sales representatives in a cost-effective or timely manner, or otherwise realize a positive return on our investment. We will also need to commit additional resources to maintain the XenoPort-employed sales representatives, and maintaining such sales personnel will impose significant added responsibilities on members of management, including the need to recruit, maintain and integrate additional employees. We will also have to compete with other pharmaceutical and life sciences companies to recruit and retain our dedicated sales team. Our ability to commercialize HORIZANT will depend, in part, on our ability to establish and maintain our dedicated sales team effectively. Because of the numerous risks and uncertainties involved with establishing and maintaining a commercial sales force, we may experience difficulties commercializing HORIZANT, which would adversely affect our business and financial results. In addition, we continue to rely on our current contract sales organization to provide us with our contract sales representatives, and thus we will need to continue to rely on our contract sales organization to provide us with and maintain contract pharmaceutical sales professionals with appropriate technical expertise to effectively commercialize HORIZANT.

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

In May 2013, following our preliminary results of a Phase 3 clinical trial to evaluate arbaclofen placarbil, or AP, for the potential treatment of spasticity in multiple sclerosis, or MS, patients, we announced that we were terminating further investment in AP for such treatment. In May 2014, we announced that we had entered into a license agreement with Indivior PLC (formerly Reckitt Benckiser Pharmaceuticals, Inc.), which became effective in June 2014, pursuant to which we granted to Indivior exclusive world-wide rights to develop and commercialize pharmaceutical products containing AP and other prodrugs of baclofen or R-baclofen, or collectively, AP Products, for all indications, subject to our right of first negotiation to collaborate to develop and commercialize AP Products for non-addiction indications. Accordingly, we are now wholly dependent on Indivior to develop and commercialize AP Products, and if Indivior is unable to bring any AP Products to market, or experiences significant delays in doing so, our ability to generate any additional revenue from AP will be substantially impaired and our business may be harmed.

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

In addition, we are required to make periodic interest payments to the holders of the 2022 Notes and to make payments of principal upon maturity. In this regard, if holders of the 2022 Notes do not convert their 2022 Notes prior to the maturity date, we will be required to repay the principal amount of all then outstanding 2022 Notes plus any accrued and unpaid interest. We may also be required to repurchase the 2022 Notes for cash upon the occurrence of a change of control or certain other fundamental changes involving us. If our capital resources are insufficient to satisfy our debt service obligations, we will be required to seek to sell additional equity or debt securities or to obtain debt financing.

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

We believe that our existing capital resources, including proceeds we received from our convertible debt offering that closed in February 2015, together with interest income from our investments and anticipated product revenue, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our partnerships with Astellas and Indivior. With the exception of the proposed clinical trial in patients with AUD that the NIAAA plans to conduct, we are solely responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, or sales of HORIZANT may be less than we anticipate, either or both of which could accelerate our need for additional capital.

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

If resources permit and we choose to develop XP21279 as a potential treatment for advanced idiopathic Parkinson’s Disease, products that could compete with XP21279, our product candidate that is a Transported Prodrug of levodopa, include: DUOPA (levodopa/carbidopa suspension) from AbbVie; RYTARY, an extended-release oral capsule formulation of levodopa/carbidopa from Impax Laboratories, Inc., which were both recently FDA approved; SINEMET (levodopa/carbidopa) that is distributed in the United States by Bristol Meyers Squibb Company; STALEVO, a combination therapy of levodopa/carbidopa/entacapone that is marketed in the United States by Novartis and generic levodopa/carbidopa drugs. In addition, there are a number of products that are approved for idiopathic Parkinson’s disease and administered as adjunctive therapy to levodopa/carbidopa in patients with advanced idiopathic Parkinson’s disease. These include AZILECT (rasagiline mesylate), marketed by TEVA and dopamine agonists such as NEUPRO (a rotigotine transdermal system) marketed by UCB, MIRAPEX (pramipexole) marketed by Boehringer Ingelheim and REQUIP (ropinirole) and REQUIP XL (ropinirole extended-release tablets) marketed by GSK and generic dopamine agonists. Another therapy under development in the United States includes an extended-release formulation of levodopa/carbidopa known as OS-320, which is being developed by Osmotica Pharmaceutical Corp.

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

Our and our business partners’ ability to obtain patents is highly uncertain because, to date, some legal principles remain unresolved, there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States and the specific content of patents and patent applications that are necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Furthermore, the policies governing biotechnology patents outside the United States are even more uncertain. Changes in either patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. For example, in 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. The United States Patent Office has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in March 2013. While we cannot predict with certainty the impact the Leahy-Smith Act will have on the operation of our business, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For example, the Leahy-Smith Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review, or IPR, covered business method post-grant reviews and other post-grant reviews. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process generally permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of a patent on the grounds that it was anticipated or made obvious by prior art. As a result, entities associated with hedge funds have recently begun challenging valuable pharmaceutical patents through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we and our business partners may not be able to prevent third parties from practicing our and our business partners’ inventions in countries outside the United States, or from selling or importing products made using our and our business partners’ inventions in and into the United States or other jurisdictions. Competitors may use our and our business partners’ technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we and our business partners have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our and our business partners’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Discovery of previously unknown problems, or increased focus on a known problem, with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. The label for HORIZANT currently includes warnings and precautions related to driving impairment, somnolence/sedation and dizziness, lack of interchangeability with gabapentin, suicidal behavior or ideation, multiorgan hypersensitivity, discontinuation and tumorigenic potential. Under our clinical trial agreement with the NIAAA, the NIAAA plans to conduct a new clinical trial evaluating HORIZANT in patients with AUD which will be subject to statutory reporting of safety information and subject to FDA review. If we, the NIAAA or others later identify undesirable side effects caused by HORIZANT or any of our other product candidates that receive marketing approval:

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

The market price of our common stock, and the market prices of securities of biopharmaceutical companies in general, have been highly volatile. In this regard, the market price of our common stock is likely to continue to be subject to wide fluctuations. The market price of our common stock may be influenced by many factors, including:

•	the commercial sales of HORIZANT, REGNITE or any of our other products that may result from our product candidates that may in the future be approved by the FDA or its foreign counterparts;

•	the costs to maintain adequate sales, marketing and commercial capabilities to commercialize HORIZANT;

•	adverse results or delays in clinical trials;

•	the timing of achievement of our clinical, regulatory, collaborating, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the filing for regulatory approval or the establishment of strategic arrangements for the development and commercialization of one or more of our product candidates;

•	announcement of FDA approvability, approval or non-approval of our product candidates, and the timing of the FDA review process;

•	actions taken by regulatory agencies with respect to HORIZANT, REGNITE or our product candidates, our clinical trials, our business partners’ clinical trials or our sales and marketing activities;

•	actions taken by regulatory agencies with respect to products or drug classes related to HORIZANT, REGNITE or our product candidates;

•	problems in our manufacturing or supply chain that limit or exhaust the quantity of supplies of HORIZANT that are available to patients;

•	changes in our business partners’ business strategies;

•	developments in our business relationships with Astellas, Indivior and/or the NIAAA, including potential disputes or the termination or further modification of our agreements with Astellas, Indivior and/or the NIAAA;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including infringement lawsuits;

•	actions taken by regulatory agencies with respect to our or our business partners’ compliance with regulatory requirements;

•	announcements or actions by stockholder activists;

•	possible sales of our common stock by holders of the 2022 Notes who may view the 2022 Notes as a more attractive means of equity participation in our company;

•	the conversion of some or all of the 2022 Notes and any sales in the public market of shares of our common stock issued upon conversion of the 2022 Notes;

•	hedging or arbitrage trading activity involving our common stock, including in connection with arbitrage strategies employed or that may be employed by investors in the 2022 Notes;

•	announcements of technological innovations or new products by us or our competitors;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	restatements of our financial results and/or material weaknesses in our internal controls; and

•	the loss of any of our key scientific or management personnel.

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

Fluctuations in our operating results could cause our stock price to decline. Likewise, if our operating and financial performance in any given period does not meet the guidance that we have provided to the public our stock price could also decline.*

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. In addition, we have only been commercializing HORIZANT since May 2013 and although we provide sales guidance for HORIZANT from time to time, you should not rely on HORIZANT sales results in any period as being indicative of future performance. In addition, HORIZANT sales guidance and other financial and operating guidance we may provide from time to time is based on assumptions that may be incorrect or that may change from quarter to quarter, and such guidance is subject to the risks and uncertainties described in this report and in our other public filings and public statements.

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

Due to these fluctuations in our operating results, a period-to-period comparison of our results of operations may not be a good predictor of our future performance. For example, due primarily to the recognition of revenues from upfront, milestone and contingent event-based payments from our agreements with Astellas, GSK and/or Indivior, we were profitable for the year ended December 31, 2007, in the three months ended June 30, 2011 and in the three months ended September 30, 2014. However, while recognition of these revenues resulted in a profitable year or quarter for those periods, we incurred net losses in each full year since 2007. In any particular financial period, the actual or anticipated fluctuations in our operating results could be below our guidance and/or the expectations of securities analysts or investors and our stock price could decline. In addition, if, in the future, we reduce our guidance for our operating or financial results for a particular period, our stock price may decline.

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

As of April 15, 2015, our executive officers, directors and holders of 5% or more of our outstanding common stock, based upon information known to us and derived from Schedules 13G filed with the SEC, beneficially owned approximately 57% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the market price of our common stock.

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

Furthermore, the indenture governing the 2022 Notes requires us to repurchase the 2022 Notes for cash if we undergo certain fundamental changes and, in certain circumstances, to increase the conversion rate for a holder of 2022 Notes. A takeover of us may trigger the requirement that we repurchase the 2022 Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in a business combination transaction with us.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management, and could under certain circumstances, reduce the market price of our common stock.

If there are large sales of our common stock, the market price of our common stock could drop substantially.

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of April 15, 2015, we had 62,775,469 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction. In addition, future issuances by us of our common stock upon the exercise or settlement of equity-based awards and conversions of the 2022 Notes would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares of common stock, or the perception that these sales might occur, could also adversely affect the market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Other than with respect to the issuance of the 2022 Notes, there were no unregistered sales of equity securities during the three months ended March 31, 2015. The information required by this item with respect to the issuance of the 2022 Notes was included in a current report on Form 8-K filed by us on February 3, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)

3.3	Amended and Restated Bylaws(3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

4.1	Specimen Common Stock Certificate(5)

4.2	Form of Right Certificate(6)

4.3	Rights Agreement, dated as of December 15, 2005, by and between the Company and Mellon Investor Services LLC(7)

4.4	Amendment No. 1 to Rights Agreement, dated as of January 29, 2015, by and between the Company and Computershare Inc., successor rights agent to Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC)(8)

4.5	Indenture, dated as of February 3, 2015, between XenoPort, Inc. and U.S. Bank National Association, including the form of 2.50% Convertible Senior Note due 2022(9)

10.1	XenoPort, Inc. Corporate Bonus Plan, amended and restated effective January 1, 2015(10)

10.2	2015 Executive Compensation Information(11)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18U.S.C.§1350)(12)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 18, 2012.
(3)	Incorporated herein by reference to Exhibit 3.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.

(7)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2015.
(8)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 3, 2015.
(9)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on February 3, 2015.
(10)	Incorporated herein by reference to Exhibit 10.28 of our current report on Form 8-K (File No. 000-51329) as filed with the SEC on January 16, 2015.
(11)	Incorporated herein by reference to Exhibit 10.31 of our annual report on Form 10-K (File No. 000-51329) as filed with the SEC on February 27, 2015.
(12)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc.
(Registrant)

May 7, 2015	/S/ RONALD W. BARRETT
Ronald W. Barrett
Chief Executive Officer and Director
(principal executive officer)

May 7, 2015	/S/ WILLIAM G. HARRIS
William G. Harris
Senior Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)

3.3	Amended and Restated Bylaws(3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

4.1	Specimen Common Stock Certificate(5)

4.2	Form of Right Certificate(6)

4.3	Rights Agreement, dated as of December 15, 2005, by and between the Company and Mellon Investor Services LLC(7)

4.4	Amendment No. 1 to Rights Agreement, dated as of January 29, 2015, by and between the Company and Computershare Inc., successor rights agent to Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC)(8)

4.5	Indenture, dated as of February 3, 2015, between XenoPort, Inc. and U.S. Bank National Association, including the form of 2.50% Convertible Senior Note due 2022(9)

10.1	XenoPort, Inc. Corporate Bonus Plan, amended and restated effective January 1, 2015(10)

10.2	2015 Executive Compensation Information(11)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(12)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 18, 2012.
(3)	Incorporated herein by reference to Exhibit 3.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(6)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(7)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2015.

(8)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 3, 2015.
(9)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on February 3, 2015.
(10)	Incorporated herein by reference to Exhibit 10.28 of our current report on Form 8-K (File No. 000-51329) as filed with the SEC on January 16, 2015.
(11)	Incorporated herein by reference to Exhibit 10.31 of our annual report on Form 10-K (File No. 000-51329) as filed with the SEC on February 27, 2015.
(12)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.