Form 10-Q
period 2015-06-30
XENOPORT INC
filed 2015-08-06
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Total number of shares of common stock outstanding as of July 15, 2015: 63,077,405.

XENOPORT, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

HORIZANT, REGNITE, Transported Prodrug, XENOPORT and the XenoPort logo are trademarks of XenoPort, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(In thousands, except per share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$31,360	$11,958
Short-term investments	139,057	90,098
Accounts receivable	3,494	2,895
Inventories	1,894	1,458
Prepaids and other current assets	7,338	3,185

Total current assets	183,143	109,594
Property and equipment, net	2,208	2,422
Long-term inventories	8,381	9,098
Restricted investments and other assets	105	1,947

Total assets	$193,837	$123,061

Current liabilities:
Accounts payable	$2,598	$2,835
Accrued compensation	4,696	7,148
Accrued preclinical and clinical costs	1,910	1,554
Other accrued liabilities	6,184	5,117
Deferred revenue	1,134	1,134

Total current liabilities	16,522	17,788
Convertible senior notes, net	111,520	—
Deferred revenue	10,297	10,864
Other noncurrent liability	3,543	3,269
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 and 100,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 63,075 and 62,475 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	63	62
Additional paid-in capital	683,533	677,924
Accumulated other comprehensive income (loss)	65	(30)
Accumulated deficit	(631,706)	(586,816)

Total stockholders’ equity	51,955	91,140

Total liabilities and stockholders’ equity	$193,837	$123,061

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Product sales, net	$8,214	$4,920	$14,853	$7,877
Collaboration revenue	283	283	567	566
Royalty revenue	124	131	268	266

Total revenues	8,621	5,334	15,688	8,709

Operating expenses:
Cost of product sales	506	599	960	1,029
Research and development	6,215	5,203	12,599	9,860
Selling, general and administrative	25,554	18,865	45,653	37,636

Total operating expenses	32,275	24,667	59,212	48,525

Loss from operations	(23,654)	(19,333)	(43,524)	(39,816)
Interest income	151	66	267	115
Interest expense	(978)	(120)	(1,633)	(234)

Net loss	(24,481)	(19,387)	(44,890)	(39,935)
Other comprehensive loss:
Unrealized gains on available-for-sale securities	3	18	95	14

Comprehensive loss	$(24,478)	$(19,369)	$(44,795)	$(39,921)

Basic and diluted net loss per share	$(0.39)	$(0.31)	$(0.71)	$(0.67)

Shares used to compute basic and diluted net loss per share	62,920	61,994	62,821	59,441

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Operating activities
Net loss	$(44,890)	$(39,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	275	353
Accretion of investment discounts and amortization of investment premiums, net	608	491
Amortization of discount and debt issuance costs on convertible senior notes	193	—
Stock-based compensation expense	5,867	5,109
Changes in assets and liabilities:
Accounts receivable	(599)	(709)
Prepaids and other current and noncurrent assets	(2,311)	(603)
Inventories	281	339
Accounts payable	(237)	2,105
Accrued compensation	(2,452)	924
Accrued preclinical and clinical costs	356	17
Other accrued liabilities, current and noncurrent	1,341	2,480
Deferred revenue, current and noncurrent	(567)	19,434

Net cash used in operating activities	(42,135)	(9,995)

Investing activities
Purchases of investments	(131,844)	(103,541)
Proceeds from maturities of investments	82,374	48,843
Purchases of property and equipment	(62)	(177)

Net cash used in investing activities	(49,532)	(54,875)

Financing activities
Proceeds from issuance of convertible senior notes, net of discount and debt issuance costs	111,327	—
Net cash proceeds provided by (used in) issuance of common stock and exercise of stock options	(258)	76,938

Net cash provided by financing activities	111,069	76,938

Net increase in cash and cash equivalents	19,402	12,068
Cash and cash equivalents at beginning of period	11,958	20,584

Cash and cash equivalents at end of period	$31,360	$32,652

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Nature of Operations

XenoPort, Inc., or the Company, is a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates for the potential treatment of neurological and other disorders. The Company is currently commercializing HORIZANT® (gabapentin enacarbil) Extended-Release Tablets in the United States and is collaborating with the National Institute on Alcohol Abuse and Alcoholism, or NIAAA, to develop HORIZANT as a potential treatment for patients with alcohol use disorder. XenoPort is developing its novel fumaric acid ester product candidate, XP23829, as a potential treatment for psoriasis and potentially for relapsing forms of multiple sclerosis, or MS. The Company’s other product candidates are: arbaclofen placarbil, or AP, which is licensed to Indivior PLC and XP21279. Effective June 2014, the Company granted to Indivior exclusive, world-wide rights to develop and commercialize pharmaceutical products containing AP and other prodrugs of baclofen or R-baclofen, or collectively, the AP Products, for all indications, subject to the Company’s right of first negotiation with Indivior to collaborate to develop and commercialize AP Products for non-addiction indications (See Note 2 for more information). XP21279 is a potential treatment for patients with advanced idiopathic Parkinson’s disease. The Company has completed Phase 2 development of XP21279 and may develop it further, to the extent that its resources permit, or it may enter into collaboration, partnership, licensing and other similar forms of revenue-generating transactions with third-party business partners for such development. HORIZANT and the Company’s product candidates are prodrugs that are typically created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct limitations in the oral absorption, distribution and/or metabolism of the parent drug. HORIZANT and each of the Company’s product candidates are orally-available, patented molecules that address potential markets with unmet medical needs. The Company’s facilities are located in Santa Clara, California.

Basis of Preparation

The accompanying financial statements as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2015 and comprehensive losses for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, is the single source of authoritative U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which creates a single source of revenue guidance under GAAP for all companies in all industries. The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates. ASU 2014-09 also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. ASU 2014-09 will be effective for the Company in the first quarter of fiscal 2017, and early adoption is not permitted. The Company may adopt ASU 2014-09 either by way of a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. On July 9, 2015, the FASB voted to delay the effective date of ASU No. 2014-09. The new effective date will be annual reporting periods beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that ASU 2014-09 will have on its financial statements and has not yet determined which transition method it will apply.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs are specified incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs). Prior to this standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). This presentation differed from the presentation for a debt discount, which is a direct adjustment to the carrying value of the debt (i.e., a contra liability). These different balance sheet presentation requirements created unnecessary complexity. This new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. This new standard does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs should continue to be calculated using the interest method and reported as interest expense. ASU No. 2015-03 is effective for the Company in the first quarter of fiscal 2016, with early adoption permitted. The Company elected to early adopt this standard by having it be effective for the reporting period ending on March 31, 2015, and as such, presented $568,000 of debt issuance costs as a direct deduction from the carrying value of the Company’s convertible senior notes.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update is intended to provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This update will not change a customer’s accounting for service contracts. ASU No. 2015-05 is effective for the Company in the first quarter of fiscal 2016, with early adoption permitted. The Company evaluated and determined that ASU 2015-05 will not have any impact on its financial statements.

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

Astellas Pharma Inc.

Under a December 2005 license agreement with Astellas Pharma Inc., as amended in July 2012, Astellas is commercializing gabapentin enacarbil in Japan under the trade name of REGNITE® (gabapentin enacarbil) Extended-Release Tablets. In each of the three month periods ended June 30, 2015 and 2014, the Company recognized collaboration revenue of $283,000 representing amortization of the up-front license payment under this agreement. For the three months ended June 30, 2015 and 2014, the Company recognized $124,000 and $131,000, respectively, in royalty revenue. In the six months ended June 30, 2015 and 2014, the Company recognized collaboration revenue of $567,000 and $566,000, respectively, representing amortization of the up-front license payment under this agreement. For the six months ended June 30, 2015 and 2014, the Company recognized $268,000 and $266,000, respectively, in royalty revenue. As of June 30, 2015, the Company had recognized an aggregate of $54,908,000 of revenue pursuant to this agreement. At June 30, 2015, $11,431,000 of revenue was deferred under this agreement and was being recognized on a straight-line basis over a period that the Company expects to remain obligated to provide services, of which $1,134,000 was classified within current liabilities and the remaining $10,297,000 was recorded as a noncurrent liability.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except		(In thousands, except
	per share amounts)		per share amounts)
Numerator:
Net loss	$(24,481)	$(19,387)	$(44,890)	$(39,935)

Denominator:
Weighted-average common shares outstanding	62,920	61,994	62,821	59,441

Basic and diluted net loss per share	$(0.39)	$(0.31)	$(0.71)	$(0.67)

Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Restricted stock units and options to purchase common stock	9,155	8,148	9,155	8,148
Convertible senior notes	10,729	—	10,729	—

	19,884	8,148	19,884	8,148

On January 29, 2014, the Company completed an underwritten public offering of 12,000,000 shares of its common stock at a price to the public of $6.00 per share. On February 21, 2014, the underwriters exercised in full their option to purchase 1,800,000 additional shares.

On February 3, 2015, the Company completed a private placement of $115,000,000 aggregate principal amount of 2.50% Convertible Senior Notes due 2022, or the 2022 Notes. The 2022 Notes are convertible at an initial conversion rate of 93.2945 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, which is equal to an initial conversion price of approximately $10.72 per share of common stock. As of June 30, 2015, 10,728,867 shares of the Company’s common stock were issuable upon conversion of the 2022 Notes (see Note 7 for more information).

4. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2015:
Cash	$1,919			$1,919
Money market funds	25,534			25,534
Corporate debt securities	142,899	89	(24)	142,964
Certificates of deposit	1,725			1,725

	$172,077	$89	$(24)	$172,142

Reported as:
Cash and cash equivalents				$31,360
Short-term investments				139,057
Restricted investments (1)				1,725

				$172,142

As of December 31, 2014:
Cash	$3,383	$—	$—	$3,383
Money market funds	8,576	—	—	8,576
U.S. government-sponsored agencies	2,000	—	(2)	1,998
Corporate debt securities	88,127	12	(40)	88,099
Certificates of deposit	1,725	—	—	1,725

	$103,811	$12	$(42)	$103,781

Reported as:
Cash and cash equivalents				$11,958
Short-term investments				90,098
Restricted investments (1)				1,725

				$103,781

(1)	Included in “Prepaids and other current assets” and “Restricted investments and other assets” as of June 30, 2015 and December 31, 2014, respectively.

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents, which primarily consist of money market funds. Management determines the appropriate classification of securities at the time of purchase. All investments have been designated as available-for-sale. The Company classifies its available-for-sale investments as either current or noncurrent based on their maturities and the Company’s intent with regard to those investments. The Company currently views its available-for-sale investments that mature within one year as available for its current operations and classified as short-term investments, while available-for-sale investments that mature beyond one year are classified as long-term investments. All available-for-sale securities are carried at estimated fair value with unrealized gains and losses reported as a component of other comprehensive loss in the statements of comprehensive loss. No gross realized gains or losses were recognized and accordingly, there were no amounts reclassified out of accumulated other comprehensive income (loss) to earnings in the three and six months ended June 30, 2015 or in the same periods in 2014.

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value on a recurring basis and are classified at the following fair value hierarchy (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total As of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$25,534	$25,534	$—	$—
Corporate debt securities	142,964	—	142,964	—
Certificates of deposit	1,725	—	1,725	—

Total	$170,223	$25,534	$144,689	$—

		Fair Value Measurements at Reporting Date Using
Description	Total As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$8,576	$8,576	$—	$—
U.S. government-sponsored agencies	1,998	—	1,998	—
Corporate debt securities	88,099	—	88,099	—
Certificates of deposit	1,725	—	1,725	—

Total	$100,398	$8,576	$91,822	$—

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

Inventories as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Raw materials	$8,445	$9,273
Work in progress	121	517
Finished goods	1,709	766

Total inventory	10,275	10,556
Less: Long-term inventories	8,381	9,098

Total inventory classified as current	$1,894	$1,458

Long-term inventories primarily consisted of gabapentin enacarbil API used for production of HORIZANT. The Company evaluates demand for HORIZANT and expected consumption of the API based on long-term projected sales of HORIZANT.

6. Other Accrued Liabilities

Other accrued liabilities at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Accrued product costs	$165	$2,009
Accrued selling and marketing expenses	1,691	1,210
Accrued general and administrative expenses	922	466
Accrued rebates, allowances and returns	1,468	986
Interest payable - convertible senior notes	1,166	—
Other liabilities	772	446

Total other accrued liabilities	$6,184	$5,117

7. Convertible Senior Notes

On February 3, 2015, the Company completed a private placement of $115,000,000 aggregate principal amount of the 2022 Notes. The net proceeds from the offering of the 2022 Notes were $111,327,000, after deducting the initial purchaser’s discount and debt issuance costs payable by the Company. Beginning on August 1, 2015, interest on the 2022 Notes will be payable semi-annually in cash in arrears on February 1 and August 1 of each year, at a rate of 2.50% per year. The 2022 Notes mature on February 1, 2022, unless earlier converted or repurchased. The 2022 Notes are not redeemable prior to the maturity date.

Holders may convert all or any portion of their 2022 Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The 2022 Notes are convertible at an initial conversion rate of 93.2945 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, subject to adjustment, which is equal to an initial conversion price of approximately $10.72 per share of common stock. Upon conversion, the 2022 Notes may be settled in shares of the Company’s common stock, together with a cash payment in lieu of delivering any fractional share. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that may occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such a corporate event in certain circumstances. If the Company undergoes a fundamental change, which would include specified change of control transactions, or liquidation or dissolution or the Company’s common stock ceasing to be listed or quoted on specified national securities exchanges, and the fundamental change occurs prior to the maturity date of the 2022 Notes, holders of the 2022 Notes may require the Company to repurchase all or part of their 2022 Notes at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of June 30, 2015, the outstanding principal balance on the 2022 Notes was $115,000,000 and 10,728,867 shares of the Company’s common stock were issuable upon conversion of the 2022 Notes.

The 2022 Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, the Company evaluated the features embedded in the 2022 Notes and concluded that the 2022 Notes are not required to be bifurcated and accounted for separately from the host debt instrument.

The Company incurred $568,000 in debt issuance costs in connection with the issuance of the 2022 Notes, which are being amortized through the maturity date through the application of the interest method and reported as interest expense. In accordance with ASU No. 2015-03, the Company has presented debt issuance costs as a direct deduction from the carrying value of the 2022 Notes.

As of June 30, 2015, the 2022 Notes were reported at their current carrying value which approximated fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk.

8. Stock-Based Compensation

The Company’s non-cash stock-based compensation expense was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Research and development	$747	$622	$1,129	$1,324
Selling, general and administrative	2,449	1,803	4,738	3,785

	$3,196	$2,425	$5,867	$5,109

9. Stockholders’ Equity

Common Stock

On May 19, 2015, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 100,000,000 shares to 200,000,000 shares. The increase in the number of authorized shares of the Company’s common stock was effected pursuant to a Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 19, 2015 and was effective as of such date.

Employee Stock Purchase Plan

On May 19, 2015, the Company’s stockholders also approved the XenoPort, Inc. 2015 Employee Stock Purchase Plan, or the 2015 ESPP, which became effective on May 19, 2015. The Company’s prior plan, the 2005 Employee Stock Purchase Plan, was terminated as a result of this approval. The 2015 ESPP will be implemented by offerings of rights to purchase the Company’s common stock to all eligible employees. The plan administrator will determine the duration of each offering period, provided that in no event may an offering period exceed 27 months. Each offering period will have one or more purchase dates, as determined by the plan administrator prior to the commencement of the offering period. The purchase price per share at which shares of the Company’s common stock are purchased on each purchase date during an offering period will not be less than the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of the Company’s common stock on the purchase date. The maximum number of shares of the Company’s common stock that may be issued under the 2015 ESPP is 4,000,000 shares, subject to adjustment for certain changes in the Company’s capitalization. At June 30, 2015, there were 4,000,000 shares available for future grant under the 2015 ESPP.

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

Overview

XenoPort, Inc. is a biopharmaceutical company focused on developing and commercializing a portfolio of internally discovered product candidates for the potential treatment of neurological and other disorders. We are currently commercializing HORIZANT® (gabapentin enacarbil) Extended-Release Tablets in the United States and developing our novel fumaric acid ester product candidate, XP23829, as a potential treatment for psoriasis and potentially for relapsing forms of multiple sclerosis, or MS. In addition, REGNITE® (gabapentin enacarbil) Extended-Release Tablets is being marketed in Japan by Astellas Pharma Inc., or Astellas. HORIZANT has been approved by the U.S. Food and Drug Administration, or FDA, for the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults and for the management of postherpetic neuralgia, or PHN, in adults. RLS, also known as Willis-Ekbom Disease, is a neurological disorder characterized by an urge to move the legs, usually caused or accompanied by uncomfortable and unpleasant sensations in the legs. PHN is a neuropathic (nerve) pain syndrome that can follow the healing of an outbreak of herpes zoster, commonly known as shingles.

In September 2014, we announced an agreement with the National Institute on Alcohol Abuse and Alcoholism, or NIAAA, for the conduct of a clinical trial by the NIAAA of HORIZANT as a potential treatment for alcohol use disorder, or AUD. The study, which the NIAAA initiated in June 2015, will assess the efficacy of 1200 mg of HORIZANT (administered in two daily doses of 600 mg each) compared with placebo to reduce drinking in subjects who report four or more symptoms of AUD, as defined in the Diagnostic and Statistical Manual of Mental Disorders – Fifth Edition (DSM-5). Eligible subjects will receive either HORIZANT or placebo for 26 weeks, to include one-week escalation, 24-week maintenance and one-week taper periods. The primary objective of the study is to compare the efficacy of HORIZANT with matched placebo on the primary alcohol consumption outcome, which is percentage of subjects with no heavy drinking days during the last four weeks of the treatment. The NIAAA anticipates that the results may be available by the first half 2017. Under the terms of the agreement, we are supplying HORIZANT clinical trial material and the NIAAA is conducting and paying all other expenses associated with the AUD clinical trial of HORIZANT. We will have access to study data generated under the clinical trial to support any potential regulatory filings for HORIZANT as a potential treatment for AUD. Based on prior joint discussions between us, the NIAAA and the FDA, we believe that positive results from this study, along with other supporting data, could enable us to file a supplemental New Drug Application for HORIZANT as a potential treatment for AUD.

We reacquired development and commercialization rights to HORIZANT from Glaxo Group Limited, or GSK, our former collaborator for this product, on May 1, 2013. We have focused our promotional and sales efforts on specialty doctors in specific geographic territories. We initiated our commercialization efforts in approximately 40 territories and, by the beginning of the third quarter of 2014, expanded the sales force into approximately 70 territories in the United States. In the first quarter of 2015, we announced an additional expansion of our sales force and by the beginning of the third quarter, our sales force covered approximately 120 territories in the United States. Our sales organization consists of both XenoPort-employed sales representatives and contract sales representatives who are solely dedicated to HORIZANT education and promotion. We rely on, and expect to continue to rely on, our contract sales organization to provide back-office logistical support for the XenoPort-employed sales representatives.

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

XP23829 is a fumaric acid ester compound and a patented prodrug of monomethyl fumarate, or MMF. Fumaric acid ester compounds have shown immuno-modulatory and neuroprotective effects in cell-based systems and preclinical models of disease. A fumaric acid ester product is approved in Germany for the treatment of psoriasis, and a fumaric acid ester compound, known as TECFIDERA (dimethyl fumarate), was approved by the FDA in March 2013 for the treatment of relapsing forms of MS and by the European Commission in February 2014 for the treatment of relapsing-remitting MS. We have evaluated XP23829 in Phase 1 studies with healthy subjects to determine its safety and pharmacokinetic profile. In June 2014, we initiated a Phase 2 clinical trial of XP23829 in patients with moderate-to-severe chronic plaque-type psoriasis. We are evaluating 400 mg and 800 mg of XP23829 dosed once a day and 400 mg of XP23829 dosed twice a day in this trial. We anticipate that the data may be available by the end of the third quarter of 2015.

We also have two other product candidates: arbaclofen placarbil, or AP, and XP21279. AP is licensed to Indivior PLC, a new business entity that was formed by divestment of the pharmaceutical division from Reckitt Benckiser Group plc. In May 2014, we entered into an exclusive license agreement with Indivior, which became effective on June 19, 2014. Under the terms of this agreement, we granted exclusive, world-wide rights to develop and commercialize pharmaceutical products containing AP and other prodrugs of baclofen or R-baclofen, or AP Products, for all indications, subject to our right of first negotiation to collaborate to develop and commercialize AP Products for non-addiction indications. In exchange for these rights, we received an upfront, non-refundable cash payment of $20.0 million in June 2014 and also received an additional $5.0 million payment in July 2014 after our delivery of specified materials, both of which were recognized in the third quarter of 2014. We are also eligible to receive aggregate cash payments of up to $120.0 million upon the achievement by Indivior of certain contingent event-based payments, of which $70.0 million are regulatory and development-based and $50.0 million are commercialization-based. In addition, we are entitled to receive tiered double-digit royalty payments of up to the mid-teens on a percentage basis on potential future net sales of AP Products in the United States, and high single-digit royalty payments on potential future net sales of AP Products outside the United States. XP21279 is a potential treatment for patients with advanced idiopathic Parkinson’s disease. We have completed Phase 2 development of XP21279 and may develop it further, to the extent that our resources permit, or we may enter into third-party business relationships in order to carry out such development activities.

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

Historically, revenues recognized through May 1, 2013 were primarily comprised of upfront, milestone and contingent event-based payments from our collaboration and partnership arrangements. While a significant portion of our revenues in 2014 consisted of revenues from the recognition of cash payments we received under our license agreement with Indivior, and we may in the future recognize revenues from contingent-event based payments from Indivior, we expect the future composition of our revenues to consist primarily of revenues from HORIZANT product sales. Although we are recognizing revenue from HORIZANT product sales in the United States, our relative lack of commercialization experience as an organization with respect to HORIZANT product sales will make future operating results difficult to predict. In this regard, our product sales revenue may vary significantly from period to period as our commercialization efforts progress, and we may be unable to meaningfully increase HORIZANT product sales or otherwise successfully commercialize HORIZANT in a timely manner or at all. We also expect that the expenses of increasing and maintaining our sales and marketing capabilities, including with respect to the internal and external costs of supporting and maintaining an increased number of XenoPort-employed sales representatives and our contract sales representatives, and maintaining and expanding a distribution and supply chain infrastructure will continue to be substantial, and these costs may exceed the revenues that we are able to generate from HORIZANT product sales. We recorded $8.2 million in net sales from HORIZANT during the three months ended June 30, 2015.

Gabapentin enacarbil is licensed to Astellas in Japan. We are entitled to receive percentage-based high-teen royalties on net sales of REGNITE in Japan, and the royalties are recognized as revenue when royalty payments are received. In the three months ended June 30, 2015, the royalty revenue from net sales of REGNITE in Japan was $0.1 million. We expect royalty revenues from our partnership with Astellas to fluctuate based on the results of their commercialization, marketing and distribution efforts for REGNITE in Japan and, to a lesser extent, foreign currency fluctuations; however, we do not expect that royalty revenues from our partnership with Astellas will be meaningful for the foreseeable future.

We expect our research and development expenses to increase in 2015 compared to 2014 levels primarily due to increased development expenses for XP23829, including our Phase 2 clinical trial in patients with moderate-to-severe chronic plaque-type psoriasis that was initiated in June 2014, as well as increased costs in anticipation of potential Phase 3 clinical activities. The timing and amount of research and development expenses incurred will primarily depend upon the extent of current or future clinical trials for XP23829 as well as the related expenses associated with our development organization, regulatory requirements for our product candidates, product candidate manufacturing costs and our ability to raise additional funds. Our future research and development expenses are subject to numerous assumptions that may prove to be wrong and also are subject to risks related to the difficulty and uncertainty of clinical success and regulatory approvals of our product candidates. In 2015, we expect our selling, general and administrative expenses to increase compared to 2014 levels primarily due to internal and external expenses of supporting and maintaining an increased number of XenoPort-employed sales representatives and our contract sales representatives, as well as from maintaining and expanding marketing, distribution and other commercial capabilities for HORIZANT, largely through third-party service providers.

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

We believe that our existing capital resources, together with interest income from our investments and anticipated product revenue, will be sufficient to fund our projected operating requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or other committed sources of capital. We have potential contingent event-based and royalty payments that we are eligible to receive under our partnerships with Astellas and Indivior. With the exception of the clinical trial in patients with AUD that the NIAAA initiated in June 2015, we are solely responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, or sales of HORIZANT may be less than we anticipate, either or both of which could accelerate our need for additional capital. In addition, we do not believe that revenues generated from HORIZANT and REGNITE sales and other revenues generated from our partnerships with Astellas and Indivior will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. Additional funds may not be available to us on terms that are acceptable to us, or at all. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may be required to, among other things, reduce the amount of resources devoted to medical affairs, advertising, promotion or sales of HORIZANT, curtail or delay further XP23829 development or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and prospects.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which creates a single source of revenue guidance under U.S. generally accepted accounting principles, or GAAP, for all companies in all industries. The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates. ASU 2014-09 also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. ASU 2014-09 will be effective for us in the first quarter of fiscal 2017, and early adoption is not permitted. We may adopt ASU 2014-09 either by way of a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. On July 9, 2015, the FASB voted to delay the effective date of ASU No. 2014-09. The new effective date will be annual reporting periods beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact that ASU 2014-09 will have on our financial statements and have not yet determined which transition method we will apply.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs are specified incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs). Prior to this standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). This presentation differed from the presentation for a debt discount, which is a direct adjustment to the carrying value of the debt (i.e., a contra liability). These different balance sheet presentation requirements created unnecessary complexity. This new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. This new standard does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs should continue to be calculated using the interest method and reported as interest expense. ASU No. 2015-03 is effective for us in the first quarter of fiscal 2016, with early adoption permitted. We elected to early adopt this standard by having it be effective for the reporting period ending on March 31, 2015, and as such, presented $0.5 million in debt issuance costs as a direct deduction from the carrying value of the 2022 Notes.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This update is intended to provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This update will not change a customer’s accounting for service contracts. ASU No. 2015-05 is effective for us in the first quarter of fiscal 2016, with early adoption permitted. We evaluated and determined that ASU 2015-05 will not have any impact on our financial statements.

Results of Operations

Three and Six Months Ended June 30, 2015 and 2014

Revenues

Our net product sales revenue consisted of sales of HORIZANT. Our collaboration revenue consisted of the recognition of revenues from the upfront payments from our partnership with Astellas. Our royalty revenue was from Astellas and was based on Astellas’ net sales of REGNITE in Japan.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Product sales, net	$8,214	$4,920	$3,294	67%	$14,853	$7,877	$6,976	89%
Collaboration revenue	283	283	—	0%	567	566	1	0%
Royalty revenue	124	131	(7)	-5%	268	266	2	1%

Total revenues	$8,621	$5,334	$3,287	62%	$15,688	$8,709	$6,979	80%

The increase in total revenues for the three and six months ended June 30, 2015, compared to the same periods in 2014, was substantially due to increased HORIZANT net product sales, primarily resulting from an increase in sales volume, and, to a lesser extent, from an increase in average net selling prices due to price increases. The increase in sales volume during both periods was due to enhanced promotional efforts, particularly as we expanded our sales force into additional territories beginning in the third quarter of 2014.

We expect the future composition of our revenues to consist primarily of revenues from HORIZANT net product sales. We expect our HORIZANT net product sales to increase in 2015 compared to 2014 levels and that they will be dependent upon the success of our strategies for commercialization, promotion and distribution, as well as our ability to successfully execute on these activities, and to comply with applicable laws, regulations and regulatory requirements. We expect royalty revenue from our partnership with Astellas to fluctuate based on the results of its commercialization, marketing and distribution efforts for REGNITE in Japan and, to a lesser extent, foreign currency fluctuations; however, we do not expect that royalty revenues from our partnership with Astellas will be meaningful for the foreseeable future. We expect collaboration revenue to fluctuate based on Indivior’s timing and achievement of contingent-event based milestones with respect to AP Products and to the extent we enter into new partnership, collaboration or other strategic arrangements for our marketed product or any of our product candidates.

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

	Three Months Ended				Six Months Ended
	Jume 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Cost of product sales	$506	$599	$(93)	-16%	$960	$1,029	$(69)	-7%

The decrease in cost of product sales in the three months ended June 30, 2015, compared to the same period in 2014, was primarily from $0.2 million in reserves and write-downs of inventories recorded during the second quarter of 2014, offset in part by an increase in volume of HORIZANT product sales.

The decrease in cost of product sales in the six months ended June 30, 2015, compared to the same period in 2014, was primarily from $0.2 million in reserves and write-downs of inventories recorded during the first half of 2014 and from $0.1 million in costs related to the transfer of manufacturing responsibilities to us from GSK recorded during the first quarter of 2014, offset in part by an increase in volume of HORIZANT product sales.

We expect cost of product sales for HORIZANT to remain relatively constant as a percentage of net product sales for the remainder of the year, compared to the percentage for the three months ended June 30, 2015.

Research and Development Expenses

Research and development expenses consisted of costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts for clinical trials and activities related to development-related regulatory filings.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Research and development	$6,215	$5,203	$1,012	19%	$12,599	$9,860	$2,739	28%

The increase in research and development expenses in the three months ended June 30, 2015, compared to the same period in 2014, was principally from increased net costs for XP23829 of $1.4 million primarily due to increased toxicology, clinical and manufacturing costs, offset in part by a reduction in personnel costs of $0.4 million primarily due to decreased headcount.

The increase in research and development expenses in the six months ended June 30, 2015, compared to the same period in 2014, was principally from increased net costs for XP23829 of $4.0 million primarily due to increased clinical, toxicology and manufacturing costs, offset in part by a reduction in personnel costs of $1.2 million primarily due to decreased headcount and corresponding decreased non-cash stock-based compensation.

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

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Selling, general and administrative	$25,554	$18,865	$6,689	35%	$45,653	$37,636	$8,017	21%

The increase in selling, general and administrative expenses in the three and six months ended June 30, 2015, compared to the same periods in 2014, was principally due to costs related to the continued and expanded commercialization of, and promotional activities for, HORIZANT.

We expect continued increases in selling, general and administrative expenses in 2015 compared to 2014 levels primarily due to internal and external expenses of supporting and maintaining an increased number of XenoPort-employed sales representatives and contract sales representatives, as well as expenses from maintaining and expanding marketing, distribution and other commercial capabilities for HORIZANT, largely through third-party service providers.

Interest Income/Expense

Interest income consisted primarily of interest earned on our cash equivalents and short-term investments, and interest expense consisted of the accretion of our other noncurrent liability and interest expense associated with the 2022 Notes.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Interest income	$151	$66	$85	129%	$267	$115	$152	132%
Interest expense	$978	$120	$858	715%	$1,633	$234	$1,399	598%

The increase in interest income for the three and six months ended June 30, 2015 compared to the same periods in 2014 was due to higher cash balances primarily due to the receipt of $111.3 million in net proceeds from the 2022 Notes offering in February 2015, after deducting the initial purchaser’s discount and offering expenses payable by us. For more information on the 2022 Notes, see “Liquidity and Capital Resources – 2022 Notes” below.

The increase in interest expense for the three and six months ended June 30, 2015 compared to the same periods in 2014 was principally due to interest expense associated with the 2022 Notes. We expect interest expense to increase substantially in 2015 compared to 2014 due to the interest expense associated with the 2022 Notes.

Liquidity and Capital Resources

	As of	As of
	June 30,	December 31,
	2015	2014
Cash and cash equivalents, and short-term investments	$170,417	$102,056
Working capital	166,621	91,806
Restricted investments (1)	1,725	1,725

(1)	Included in “Prepaids and other current assets” and “Restricted investments and other assets” as of June 30, 2015 and December 31, 2014, respectively.

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash provided by (used in):
Operating activities	$(42,135)	$(9,995)
Investing activities	(49,532)	(54,875)
Financing activities	111,069	76,938
Capital expenditures (included in investing activities above)	62	177

Due to our significant research and development and, more recently, sales and marketing expenditures, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our operations primarily through sales of our equity and debt securities, non-equity payments from collaboration, partnership, licensing and other similar forms of revenue-generating transactions with third-party business partners, and interest earned on investments. At June 30, 2015, we had available cash and cash equivalents and short-term investments of $170.4 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $42.1 million in the six months ended June 30, 2015. Our main uses of operating cash flows during this period were primarily from our net loss, offset in part by non-cash stock-based compensation expense. Net cash used in operating activities was $10.0 million in the six months ended June 30, 2014. Our main uses of operating cash flows during this period were primarily from our net loss, partially offset by the upfront, nonrefundable cash payment of $20.0 million we received from Indivior during the second quarter of 2014 and from non-cash stock-based compensation expense.

Net cash used in investing activities primarily reflected the timing of purchases of investments and proceeds from maturities of our investments.

Net cash provided by financing activities in the six months ended June 30, 2015 was primarily from the issuance of the 2022 Notes on February 3, 2015, which resulted in $111.3 million in net proceeds. Net cash provided by financing activities in the six months ended June 30, 2014 was primarily from the public offering of our common stock, which resulted in $77.4 million in net proceeds. For more information on the 2022 Notes, see “2022 Notes” below.

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

With the exception of the clinical trial in patients with AUD that the NIAAA initiated in June 2015, we are solely responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, or sales of HORIZANT may be less than we anticipate, either or both of which could accelerate our need for additional capital. In addition, we do not believe that revenues generated from HORIZANT and REGNITE sales and other revenues generated from our partnerships with Astellas and Indivior will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures.

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

2022 Notes

In February 2015, we completed a private placement of $115.0 million principal amount of 2022 Notes. Interest on the 2022 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, which commenced on August 1, 2015, at a rate of 2.50% per year. The 2022 Notes mature on February 1, 2022, unless earlier converted or repurchased. The 2022 Notes are not redeemable prior to the maturity date.

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

Contractual Obligations

Our future contractual obligations at June 30, 2015 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Greater Than 5 Years
Purchase commitments (1)	$2,743	$2,609	$134	$—	$—
Long-term payable (2)	6,000	1,000	2,000	2,000	1,000
Operating lease obligations (3)	2,312	2,312	—	—	—
Principal on 2022 Notes due 2022 (4)	115,000	—	—	—	115,000
Interest on 2022 Notes (5)	20,093	2,843	5,750	5,750	5,750

	$146,148	$8,764	$7,884	$7,750	$121,750

(1)	At June 30, 2015, we had non-cancelable purchase orders and minimum purchase obligations of approximately $2.1 million under our commercial supply agreement with Patheon Pharmaceuticals Inc. all due within one year. At June 30, 2015, we had other non-cancelable purchase commitments of approximately $0.5 million due within one year and approximately $0.1 million due within the one to three year period.
(2)	On November 8, 2012, we executed a termination and transition agreement with GSK that terminated our development and commercialization agreement with respect to HORIZANT. GSK provided us inventory of gabapentin enacarbil in GSK’s possession that was not required for use by GSK in the manufacture of HORIZANT. In exchange for such inventory, we will make annual payments to GSK of $1.0 million for six years beginning in 2016.
(3)	In the fourth quarter of 2014, we entered into an amendment to the lease with respect to our current office space at 3410 Central Expressway, Santa Clara, California, which extended the term of the lease for an additional nine months so that the lease will expire on May 31, 2016. The amount also includes vehicle operating leases obligations of $0.3 million all due within one year. Operating lease obligations do not assume the exercise by us of any termination or extension options.
(4)	In February 2015, we completed a private placement of $115.0 million principal amount of 2022 Notes. The 2022 Notes mature on February 1, 2022, unless earlier converted or repurchased. We may not redeem the 2022 Notes prior to their maturity date.
(5)	Beginning on August 1, 2015, interest on the 2022 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, at a rate of 2.50% per year. We used the fixed interest rate of 2.50% to estimate interest owed on the 2022 Notes from June 30, 2015 until the final maturity date of February 1, 2022.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the six months ended June 30, 2015 to our market risk exposure as disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, as of June 30, 2015, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) were effective.

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

Risks Related to our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never achieve or sustain profitability on an annual basis.*

We have incurred cumulative losses of $631.7 million since our inception in May 1999 through June 30, 2015. We have made, and expect to continue to make, substantial expenditures in connection with our commercialization of HORIZANT and to further develop and potentially commercialize XP23829. We continue to expect substantial costs and expenses associated with maintaining and expanding sales, marketing and commercial capabilities, as well as those associated with research, development, clinical trials, manufacturing and potential regulatory approvals and commercialization of XP23829. In addition, we do not believe that collaboration revenues and revenues generated from sales of HORIZANT and REGNITE will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of increased expenses or when, or if, we will be able to achieve or sustain profitability. HORIZANT is approved by the U.S. Food and Drug Administration, or FDA, for two indications: the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults; and management of postherpetic neuralgia, or PHN, in adults. With the exception of the clinical trial in patients with alcohol use disorder, or AUD, initiated by the National Institute on Alcohol Abuse and Alcoholism, or NIAAA, in June 2015, we are solely responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. REGNITE has been approved by the Japanese Ministry of Health, Labour and Welfare, or MHLW, as a treatment for patients with moderate-to-severe RLS, and Astellas Pharma Inc. is responsible for promoting REGNITE in Japan.

To date, we have not generated revenue from sales of HORIZANT or REGNITE that is sufficient to fund our operations. We have financed our operations primarily through the sale of equity and debt securities, non-equity payments from collaboration, partnership, licensing and other similar forms of revenue-generating transactions with third-party business partners, and interest earned on investments. Prior to 2013, we devoted substantially all of our efforts to research and development, including clinical trials. Since the beginning of 2013, we have devoted substantial efforts to the initiation, maintenance and growth of our HORIZANT commercial operations, and we expect our selling, general and administrative expenses to continue to increase year over year primarily due to internal and external expenses of supporting and maintaining an increased number of XenoPort-employed sales representatives and contract sales representatives, as well as expenses from maintaining and growing marketing, distribution and other commercial capabilities for HORIZANT, largely through third-party service providers. If sales-related revenue from HORIZANT, REGNITE or any product candidate that receives marketing approval is insufficient, if we or our business partners are unable to develop and commercialize our product candidates or if development is delayed, we may never become profitable on an annual basis. Even if we do become profitable on an annual basis, we may not be able to sustain or increase our profitability.

Our success depends substantially on the success of HORIZANT. If we do not successfully market and sell HORIZANT, or if Astellas does not effectively market and sell REGNITE in Japan, we may be unable to generate significant product revenue and may be unable to achieve sustained profitability.*

For the three months ended June 30, 2015, we recorded net sales in the United States of HORIZANT of only $8.2 million. To achieve sustained profitability, we will need to generate substantially more product revenue from HORIZANT, REGNITE or our product candidates that may receive approval.

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

We have only limited experience in maintaining a commercial sales force on our own and, to the extent we do not successfully maintain a commercial sales force, sales of HORIZANT and our business will be harmed. *

We converted our HORIZANT contract sales teams to XenoPort-employed sales representatives, we have expanded our promotional efforts into new sales territories and we have added additional contract sales representatives through our contract sales organization. Our sales force, comprised of both XenoPort-employed sales representatives and contract sales representatives, currently covers approximately 120 territories in the United States. We will continue to rely on our contract sales organization to provide back office logistical support for the XenoPort-employed sales representatives. We have only limited experience in maintaining a commercial sales force on our own, and we may not be able to successfully maintain the XenoPort-employed sales representatives in a cost-effective or timely manner, or otherwise realize a positive return on our investment. We will also need to commit additional resources to maintain the XenoPort-employed sales representatives, and maintaining such sales personnel will impose significant added responsibilities on members of management, including the need to recruit, maintain and integrate additional employees. We will also have to compete with other pharmaceutical and life sciences companies to recruit and retain our dedicated sales team. Our ability to commercialize HORIZANT will depend, in part, on our ability to establish and maintain our dedicated sales team effectively. Because of the numerous risks and uncertainties involved with establishing and maintaining a commercial sales force, we may experience difficulties commercializing HORIZANT, which would adversely affect our business and financial results. In addition, we continue to rely on our current contract sales organization to provide us with our contract sales representatives, and thus we will need to continue to rely on our contract sales organization to provide us with and maintain contract pharmaceutical sales professionals with appropriate technical expertise to effectively commercialize HORIZANT.

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

In May 2013, following our preliminary results of a Phase 3 clinical trial to evaluate arbaclofen placarbil, or AP, for the potential treatment of spasticity in multiple sclerosis, or MS, patients, we announced that we were terminating further investment in AP for such treatment. In May 2014, we announced that we had entered into a license agreement with Indivior PLC, which became effective in June 2014, pursuant to which we granted to Indivior exclusive world-wide rights to develop and commercialize pharmaceutical products containing AP and other prodrugs of baclofen or R-baclofen, or collectively, AP Products, for all indications, subject to our right of first negotiation to collaborate to develop and commercialize AP Products for non-addiction indications. Accordingly, we are now wholly dependent on Indivior to develop and commercialize AP Products, and if Indivior is unable to bring any AP Products to market, or experiences significant delays in doing so, our ability to generate any additional revenue from AP will be substantially impaired and our business may be harmed.

We currently depend, and may in the future depend, on third-party strategic arrangements to complete the development, regulatory approval and commercialization of some of our product candidates. These arrangements may place the development of our product candidates outside our control, may require us to relinquish important rights, may otherwise be on terms unfavorable to us and may ultimately not be successful. *

As a result of our license agreement with Indivior, we are wholly dependent on Indivior to develop and commercialize AP Products. Future financial returns to us, if any, under our license agreement with Indivior depend on the achievement of development, regulatory and commercialization contingent-event based payments, plus royalties on potential future net product sales. Therefore, any associated future financial returns to us and our stockholders under the Indivior license agreement depend entirely on the efforts of, and funding by, Indivior for the development and commercialization of AP Products. If Indivior is not successful in developing and bringing AP Products to market, our ability to generate revenue from AP will be substantially diminished, the development or commercialization of AP could be delayed or terminated, and our business and financial condition could be harmed. Further, if Indivior fails to establish itself and/or identify and qualify one or more suitable manufacturers of AP, or if such manufacturers terminate their agreement with Indivior and Indivior is otherwise unable to manufacture or contract to manufacture sufficient quantities of AP, development and commercialization of AP Products could be impaired or delayed. In addition, if the Indivior license terminates in such a way that AP reverts to us and we seek alternative arrangements with one or more other third parties to develop and commercialize AP, we may not be able to enter into such an agreement with another suitable third-party or third-parties on acceptable terms, or at all. Moreover, although we have a retained a right of first negotiation to collaborate to develop and commercialize AP Products for non-addiction indications, this right is limited and Indivior is under no obligation to us to enter into a collaboration with us for AP Products. Accordingly, we could fail to capitalize on, or share in, any successful development of AP by Indivior apart from the contingent-event based and royalty payment obligations to us under the Indivior license agreement.

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

In addition to our partnerships with Astellas and Indivior, we may enter into future strategic arrangements with third parties to further develop and commercialize HORIZANT/gabapentin enacarbil and/or to develop and commercialize our product candidates. For example, we have entered into a clinical trial agreement with the NIAAA pursuant to which the NIAAA is conducting a clinical trial of HORIZANT in patients with AUD. Our dependence on current and future partners or collaborators for the development, regulatory approval and commercialization of some of our products and product candidates subjects us to a number of risks, including:

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

We believe that our existing capital resources, together with interest income from our investments and anticipated product revenue, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our partnerships with Astellas and Indivior. With the exception of the clinical trial in patients with AUD that the NIAAA initiated in June 2015, we are solely responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, or sales of HORIZANT may be less than we anticipate, either or both of which could accelerate our need for additional capital.

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

Products that we believe compete with HORIZANT in the United States include the following drugs approved for the treatment of moderate-to-severe primary RLS in adults: MIRAPEX (pramipexole) from Boehringer Ingelheim GmbH, and generic pramipexole; REQUIP (ropinirole) from GSK and generic ropinirole; and NEUPRO (a rotigotine transdermal system), a dopamine agonist patch from UCB S.A. In Japan, we believe that REGNITE competes with SIFROL (pramipexole) and the UCB rotigotine transdermal system, which was launched in February 2013 by Otsuka Pharmaceutical Co., Ltd., which has exclusive rights to market in Japan. Products that we believe compete with HORIZANT in the United States for the management of PHN include drugs that act on the same target as HORIZANT, such as LYRICA (pregabalin) and NEURONTIN (gabapentin) from Pfizer Inc., GRALISE (once-daily formulation of gabapentin) from Depomed, Inc. and generic gabapentin. HORIZANT could also experience competition from a capsaicin patch (marketed as QUTENZA by Acorda Therapeutics, Inc.) and transdermal patches containing the anesthetic known as lidocaine (marketed as LIDODERM by Endo Pharmaceuticals, Inc.). In addition, while not a treatment for shingles or PHN, HORIZANT could experience competition from a shingles vaccine, known as ZOSTAVAX marketed by Merck & Co., Inc., that is a live attenuated vaccine to help prevent shingles. There is also a shingles vaccine in late stage development, known as HZ/su, which is being developed by GSK.

Products that could compete with XP23829, our product candidate that is a prodrug of monomethyl fumarate, or MMF, for the treatment of psoriasis include topical therapies, oral systemic therapies and injectable biological therapies. Topical therapies include corticosteroids, anthrolin and synthetic vitamin D and vitamin A. Oral systemic therapies include acitretin, cyclosporine, methotrexate and OTEZLA (apremilast) from Celgene Corporation. Biological therapies that are approved to treat psoriasis include COSENTYX (secukinumab) marketed by Novartis AG; ENBREL (etanercept), marketed by Amgen Inc.; HUMIRA (adalimumab), marketed by AbbVie, Inc.; REMICADE (infliximab), marketed by Johnson & Johnson and Merck & Co.; and STELARA (ustekinumab), marketed by Johnson & Johnson. There are also a number of possible competitive products that are in late-stage product development in the United States, including brodalumab, guselkumab, CF-101, ixekizumab, tildrakizumab and tofacitinib that are being developed by AstraZeneca, Johnson & Johnson, Can-Fite BioPharma Ltd., Eli Lilly and Company, Sun Pharmaceutical Industries Ltd./Merck & Co., and Pfizer, respectively.

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

If third parties do not manufacture HORIZANT, REGNITE or our product candidates in sufficient quantities or at an acceptable cost, commercialization of HORIZANT and REGNITE and clinical development and commercialization of our product candidates would be harmed or delayed. *

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of HORIZANT, REGNITE or any of our product candidates. We also have limited management expertise in commercial supply operations. For our product candidates, we have relied on, and we expect to continue to rely on, a limited number of third-party drug substance and drug product manufacturers. We do not have commercial supply agreements with any of these third parties for our product candidates, and our agreements with these parties are generally terminable at will by either party at any time. Currently, we rely on Patheon as our single source supplier of clinical and commercial product pursuant to a commercial supply agreement. Our purchase price for the manufacture and supply of HORIZANT is volume-based. Both parties have early termination rights with notice periods of varying lengths for various causes, including for the counterparty’s uncured breach. Patheon also has the right to terminate the supply agreement upon 18 months prior notice if we sell, assign or otherwise transfer rights to HORIZANT to a competitor of Patheon. If, for any reason, Patheon or these third–party drug substance and drug product manufacturers are unable or unwilling to perform under our agreements or enter into new agreements, we may not be able to locate alternative manufacturers or enter into favorable agreements with them. In addition, qualifying and then successfully registering a new HORIZANT manufacturer with the FDA is time consuming and could require at least about 18 months to carry out. Our inability to acquire sufficient quantities of HORIZANT could result in future stockouts and existing patients not having access to drug product. Any inability to acquire sufficient quantities of our product candidates in a timely manner from these third parties could delay clinical trials and prevent us from developing and commercializing these product candidates in a cost-effective manner or on a timely basis, if at all.

If we are unable to manufacture or contract to manufacture sufficient quantities of HORIZANT, the commercialization of HORIZANT could be impaired or interrupted. For example, manufacturing delays resulted in a stockout of HORIZANT in 2013. As a result of the manufacturing delays, our full commercial promotion of HORIZANT was delayed for approximately one month. If we or Patheon experience other delays or issues, our ability to commercialize HORIZANT could be further impaired. As part of the termination and transition agreement, GSK provided its inventory of gabapentin enacarbil drug substance to us. Although the inventory of drug substance has reached the end of its initially specified re-test period, we believe that such inventory will remain in specification and will continue to be usable upon re-test, or in the alternative, we believe the drug substance can be re-crystallized into usable form. GSK relied on a single source supplier of gabapentin enacarbil drug substance, and its agreement with such manufacturer has expired. If we are incorrect about the future usability of the gabapentin enacarbil drug substance, are unable to have it meet specifications upon re-crystallization or are unable to enter into an agreement with the contract manufacturer or qualify an alternative manufacturer, we may be limited in the amount of HORIZANT we could have manufactured and the commercialization of HORIZANT could be impaired or interrupted. Under the terms of our license agreement with Astellas, Astellas is solely responsible for the manufacture of REGNITE to support its commercialization in Japan. To our knowledge, Astellas is currently relying on single source suppliers for commercial supplies of REGNITE. As a result, if Astellas fails to manufacture or contract to manufacture sufficient quantities of REGNITE, commercialization of REGNITE could be impaired in Japan.

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

HORIZANT and REGNITE remain, and future products, if any, will remain, subject to ongoing regulatory review. If we or our business partners fail to comply with continuing regulations, these approvals could be rescinded and the sale of our products could be suspended. *

Any regulatory approval to market a product could be conditioned on conducting additional, costly, post-approval studies or implementing a risk evaluation and mitigation strategy or could contain strict limits on the indicated uses included in the labeling. For example, the FDA approval of HORIZANT for the treatment of moderate-to-severe primary RLS included requirements for GSK to conduct a program of post-marketing commitments, or PMCs, and post-marketing requirements, or PMRs, in adults, including: a 12-week, double-blind, placebo-controlled efficacy study evaluating 300 mg, 450 mg and 600 mg tablets of HORIZANT dosed once per day (“low-dose efficacy study”); two simulated driving studies; a drug-drug interaction study with morphine; and a cardiovascular safety, or QTc, study. GSK also agreed to conduct a pediatric program for subjects 13 years and older. The pediatric clinical program, which was not completed by GSK and is scheduled to commence after requested adult data is obtained and reviewed by the FDA, includes: a pharmacokinetics, or PK, study; a parallel, fixed-dose response efficacy study; a long-term safety study; and a simulated driving study. The specific protocol submission and trial completion dates for these PMCs/PMRs range from April 2011 through July 2024. Although GSK completed some of these PMCs/PMRs, including conduct of the low-dose efficacy study, we are responsible for fulfilling the remaining, and any additional future, post-marketing study requirements, which will be expensive and time-consuming and may divert management time and resources away from our commercialization efforts or the development of our product candidates.

HORIZANT has certain warnings and precautions in the label, including information that HORIZANT may cause significant driving impairment. A medication guide, which contains information about the labeling intended for the patient, is also required to be distributed with HORIZANT. Moreover, a product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market or impede or delay our ability to obtain regulatory approvals in additional countries or indications. In addition, the contract manufacturer of a product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations, and the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to HORIZANT, REGNITE and any future products remain subject to extensive regulatory requirements. Furthermore, the NIAAA has initiated a clinical trial to evaluate HORIZANT in patients with AUD that will be subject to statutory reporting of safety information and subject to FDA review and potential inspections to ensure adherence to applicable regulations. There is always the risk that new data generated from the NIAAA clinical trial, or from investigator-initiated clinical trials of HORIZANT, could be perceived in a negative fashion by either the physician community or the health authorities. Likewise, adverse events or safety concerns involving HORIZANT observed in the NIAAA clinical trial or in investigator-initiated clinical trials could result in regulatory authorities denying or withdrawing approval of HORIZANT for any or all indications, including the use of HORIZANT for the treatment of patients in its currently-approved indications.

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

Safety issues with HORIZANT, REGNITE or our product candidates, or the parent drugs or other components of HORIZANT, REGNITE or our product candidates, or with approved products of third parties that are similar to HORIZANT, REGNITE or our product candidates, could decrease sales of HORIZANT and REGNITE, or give rise to delays in the regulatory approval process, restrictions on labeling or product withdrawal. *

Discovery of previously unknown problems, or increased focus on a known problem, with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. The label for HORIZANT currently includes warnings and precautions related to driving impairment, somnolence/sedation and dizziness, lack of interchangeability with gabapentin, suicidal behavior or ideation, multiorgan hypersensitivity, discontinuation and tumorigenic potential. Under our clinical trial agreement with the NIAAA, the NIAAA is conducting a new clinical trial evaluating HORIZANT in patients with AUD which will be subject to statutory reporting of safety information and subject to FDA review. If we, the NIAAA or others later identify undesirable side effects caused by HORIZANT or any of our other product candidates that receive marketing approval:

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

HORIZANT, REGNITE and our product candidates may also be affected by the safety of the parent drugs or drugs related to our products or product candidates. Although gabapentin, baclofen (which includes the R-isomer of baclofen) and levodopa, the parent drugs of HORIZANT/REGNITE/gabapentin enacarbil, AP and XP21279, respectively, have been used successfully in patients for many years, newly observed toxicities or worsening of known toxicities, in preclinical studies of, or in patients receiving, gabapentin, baclofen or levodopa, or reconsideration of known toxicities of gabapentin, baclofen or levodopa in the setting of new indications, could result in increased regulatory scrutiny of HORIZANT/REGNITE/gabapentin enacarbil, AP and XP21279, respectively. For example, the label for baclofen, the R-isomer of which is the parent drug of AP, includes a warning that hallucinations and seizures have occurred on abrupt withdrawal of baclofen dosing without proper tapering in spasticity patients. As another example, although a product called FUMADERM, which contains fumaric acid ester compounds, including dimethyl fumarate, or DMF (another prodrug of MMF), has been approved and used in Germany for the treatment of psoriasis, FUMADERM has not been approved in the United States. In addition, in March 2013, the FDA approved Biogen’s TECFIDERA, a prodrug of MMF, as a treatment for relapsing forms of MS. Any safety concerns or other problems noted by regulators with respect to FUMADERM, DMF, TECFIDERA or MMF could increase the risk of regulatory scrutiny of XP23829, our product candidate that is a prodrug of MMF, possibly delaying or preventing any regulatory approval of XP23829. For example, it has been reported that some patients taking TECFIDERA and FUMADERM have developed progressive multifocal leukoencephalopathy, or PML, a rare and serious brain infection that can lead to severe disability or death. In addition, the label for TECFIDERA includes a warning that a fatal case of PML occurred in a patient with MS who received TECFIDERA. If a link between PML and TECFIDERA, FUMADERM, DMF and/or MMF is established, it could increase regulatory scrutiny of XP23829 or delay or prevent its approval.

The FDA has substantial discretion in the NDA approval process and may refuse to approve any application if the FDA concludes that the risk/benefit analysis of a potential drug treatment for a specific indication does not warrant approval. For example, in 2010, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats precluded FDA approval of the HORIZANT NDA in RLS in its form at that time. Although there were similar findings of rat pancreatic acinar cell tumors following treatment with gabapentin, the parent drug of HORIZANT, the FDA has, to date, not prevented the use of gabapentin. In the 2010 Complete Response letter, the FDA noted that they had concluded that the seriousness and severity of refractory epilepsy and the benefit to patients provided by gabapentin justified the potential risk at that time. Thus, although the parent drug for, or a drug related to, one of our product candidates may be approved by the FDA in a particular indication, the FDA may conclude that our product candidate’s risk/benefit profile does not warrant approval in a different indication, and the FDA may delay or refuse to approve our product candidate. Such conclusion and refusal would prevent us from developing and commercializing our product candidates and severely harm our business and financial condition. For example, even with the approval of TECFIDERA for relapsing forms of MS, the FDA may not agree that the risk/benefit profile of XP23829 for the treatment of psoriasis or other potential indications, if established, would warrant approval in such indications. For example, if a link between PML and TECFIDERA, FUMADERM, DMF and/or MMF is established, the FDA may determine that the risk of developing PML outweighs any benefit of XP23829 for the treatment of psoriasis, a less serious medical condition than MS. HORIZANT, REGNITE and our product candidates are engineered to be broken down by the body’s natural metabolic processes and to release the active drug and other substances. While these breakdown products are generally regarded as safe, it is possible that there could be unexpected toxicity associated with these breakdown products that will cause any or all of HORIZANT/REGNITE/gabapentin enacarbil, XP23829, XP21279 and AP to be poorly tolerated by, or toxic to, humans. Any unexpected toxicity of, or suboptimal tolerance to, our product or product candidates could reduce sales of HORIZANT and REGNITE, and delay or prevent commercialization of our product candidates.

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

Fluctuations in our operating results could cause our stock price to decline. Likewise, if our operating and financial performance in any given period does not meet the guidance that we have provided to the public our stock price could also decline. *

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. In addition, we have only been commercializing HORIZANT since May 2013 and although we provide sales guidance for HORIZANT from time to time, you should not rely on HORIZANT sales results in any period as being indicative of future performance. In addition, HORIZANT sales guidance and other financial and operating guidance we may provide from time to time is based on assumptions that may be incorrect or that may change from quarter to quarter, and such guidance is subject to the risks and uncertainties described in this report and in our other public filings and public statements.

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

As of July 15, 2015, our executive officers, directors and holders of 5% or more of our outstanding common stock, based upon information known to us and derived from Schedules 13G filed with the SEC, beneficially owned approximately 57% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the market price of our common stock.

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

If there are large sales of our common stock, the market price of our common stock could drop substantially. *

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of July 15, 2015, we had 63,077,405 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction. In addition, future issuances by us of our common stock upon the exercise or settlement of equity-based awards and conversions of the 2022 Notes would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares of common stock, or the perception that these sales might occur, could also adversely affect the market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended June 30, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of XenoPort, Inc.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of XenoPort, Inc.(2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of XenoPort, Inc.(3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

3.5	Amended and Restated Bylaws of XenoPort, Inc., as amended effective May 19, 2015 (5)

4.1	Specimen Common Stock Certificate(6)

4.2	Form of Right Certificate(7)

4.3	Rights Agreement, dated as of December 15, 2005, by and between XenoPort, Inc. and Mellon Investor Services LLC(8)

4.4	Amendment No. 1 to Rights Agreement, dated as of January 29, 2015, by and between the Company and Computershare Inc., successor rights agent to Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC)(9)

4.5	Indenture, dated as of February 3, 2015, between XenoPort, Inc. and U.S. Bank National Association, including the form of 2.50% Convertible Senior Note due 2022(10)

10.1	XenoPort, Inc. 2015 Employee Stock Purchase Plan(11)

10.2	Form of 2015 Employee Stock Purchase Plan Offering Document

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18U.S.C.§1350)(12)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to Exhibit 3.1 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.2 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.
(3)	Incorporated herein by reference to Exhibit 3.3 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.
(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-53129), as filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.
(6)	Incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.

(8)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(9)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on February 3, 2015.
(10)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on February 3, 2015.
(11)	Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.
(12)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc.
(Registrant)

August 6, 2015	/S/ RONALD W. BARRETT
Ronald W. Barrett
Chief Executive Officer and Director
(principal executive officer)

August 6, 2015	/S/ WILLIAM G. HARRIS
William G. Harris
Senior Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of XenoPort, Inc.(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of XenoPort, Inc.(2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of XenoPort, Inc.(3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock(4)

3.5	Amended and Restated Bylaws of XenoPort, Inc., as amended effective May 19, 2015 (5)

4.1	Specimen Common Stock Certificate(6)

4.2	Form of Right Certificate(7)

4.3	Rights Agreement, dated as of December 15, 2005, by and between XenoPort, Inc. and Mellon Investor Services LLC(8)

4.4	Amendment No. 1 to Rights Agreement, dated as of January 29, 2015, by and between the Company and Computershare Inc., successor rights agent to Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC)(9)

4.5	Indenture, dated as of February 3, 2015, between XenoPort, Inc. and U.S. Bank National Association, including the form of 2.50% Convertible Senior Note due 2022(10)

10.1	XenoPort, Inc. 2015 Employee Stock Purchase Plan(11)

10.2	Form of 2015 Employee Stock Purchase Plan Offering Document

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18U.S.C.§1350)(12)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to Exhibit 3.1 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.2 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.
(3)	Incorporated herein by reference to Exhibit 3.3 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.
(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-53129), as filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.
(6)	Incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(8)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(9)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on February 3, 2015.
(10)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on February 3, 2015.
(11)	Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.
(12)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.