Form 10-Q
period 2015-09-30
XENOPORT INC
filed 2015-11-05
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Total number of shares of common stock outstanding as of October 15, 2015: 63,207,477.

XENOPORT, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

HORIZANT, REGNITE, XENOPORT and the XenoPort logo are trademarks of XenoPort, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$36,337	$11,958
Short-term investments	116,055	90,098
Accounts receivable	5,277	2,895
Inventories	2,161	1,458
Prepaids and other current assets	6,826	3,185

Total current assets	166,656	109,594
Property and equipment, net	2,037	2,422
Long-term inventories	7,788	9,098
Restricted investments and other assets	105	1,947

Total assets	$176,586	$123,061

Current liabilities:
Accounts payable	$3,421	$2,835
Accrued compensation	8,178	7,148
Accrued preclinical and clinical costs	2,220	1,554
Other accrued liabilities	5,668	5,117
Deferred revenue	1,134	1,134

Total current liabilities	20,621	17,788
Convertible senior notes, net	111,640	—
Deferred revenue	10,013	10,864
Other noncurrent liability	3,689	3,269
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 and 100,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 63,163 and 62,475 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	63	62
Additional paid-in capital	686,237	677,924
Accumulated other comprehensive income (loss)	93	(30)
Accumulated deficit	(655,770)	(586,816)

Total stockholders’ equity	30,623	91,140

Total liabilities and stockholders’ equity	$176,586	$123,061

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Revenues:
Product sales, net	$10,968	$5,648	$25,821	$13,525
Collaboration revenue	283	25,284	850	25,850
Royalty revenue	142	136	410	402

Total revenues	11,393	31,068	27,081	39,777

Operating expenses:
Cost of product sales	666	560	1,626	1,589
Research and development	6,834	6,641	19,433	16,501
Selling, general and administrative	27,100	15,555	72,753	53,191

Total operating expenses	34,600	22,756	93,812	71,281

Income (loss) from operations	(23,207)	8,312	(66,731)	(31,504)
Interest income	128	70	395	185
Interest expense	(985)	(123)	(2,618)	(357)

Net income (loss)	(24,064)	8,259	(68,954)	(31,676)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	28	(7)	123	7

Comprehensive income (loss)	$(24,036)	$8,252	$(68,831)	$(31,669)

Basic and diluted net income (loss) per share	$(0.38)	$0.13	$(1.10)	$(0.52)

Shares used to compute basic net income (loss) per share	63,142	62,219	62,930	60,367

Shares used to compute diluted net income (loss) per share	63,142	62,447	62,930	60,367

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,

	2015	2014
	(In thousands)
Operating activities
Net loss	$(68,954)	$(31,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	456	471
Accretion of investment discounts and amortization of investment premiums, net	736	819
Amortization of discount and debt issuance costs on convertible senior notes	313	—
Stock-based compensation expense	8,169	7,154
Changes in assets and liabilities:
Accounts receivable	(2,382)	(1,416)
Prepaids and other current and noncurrent assets	(1,799)	(269)
Inventories	607	664
Accounts payable	586	725
Accrued compensation	1,030	2,158
Accrued preclinical and clinical costs	666	426
Other accrued liabilities, current and noncurrent	977	999
Deferred revenue, current and noncurrent	(851)	(850)

Net cash used in operating activities	(60,446)	(20,795)

Investing activities
Purchases of investments	(171,177)	(136,734)
Proceeds from maturities of investments	144,601	82,476
Purchases of property and equipment	(71)	(288)

Net cash used in investing activities	(26,647)	(54,546)

Financing activities
Proceeds from issuance of convertible senior notes, net of discount and debt issuance costs	111,327	—
Net cash proceeds provided by issuance of common stock and exercise of stock options	145	76,610

Net cash provided by financing activities	111,472	76,610

Net increase in cash and cash equivalents	24,379	1,269
Cash and cash equivalents at beginning of period	11,958	20,584

Cash and cash equivalents at end of period	$36,337	$21,853

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Nature of Operations

XenoPort, Inc., or the Company, is a biopharmaceutical company focused on the commercialization of HORIZANT® (gabapentin enacarbil) Extended-Release Tablets in the United States. The Company is also collaborating with the National Institute on Alcohol Abuse and Alcoholism, or NIAAA, to develop HORIZANT as a potential treatment for patients with alcohol use disorder. In addition, the Company has developed a portfolio of internally discovered product candidates for the potential treatment of neurological and other disorders, including arbaclofen placarbil, or AP, XP21279 and XP23829. Effective June 2014, the Company granted to Indivior PLC exclusive, world-wide rights to develop and commercialize pharmaceutical products containing AP and other prodrugs of baclofen or R-baclofen, or collectively, the AP Products, for all indications, subject to the Company’s right of first negotiation with Indivior to collaborate to develop and commercialize AP Products for non-addiction indications (See Note 2 for more information). XP21279 is a potential treatment for patients with advanced idiopathic Parkinson’s disease that has completed Phase 2. XP23829 is a novel fumaric acid ester product candidate. In September 2015, the Company completed a Phase 2 clinical trial of XP23829 in patients with moderate-to-severe chronic plaque-type psoriasis, and believes that the data generated from this study support the potential evaluation of XP23829 as a treatment for either moderate-to-severe chronic plaque-type psoriasis or relapsing-forms of multiple sclerosis, or MS. On October 1, 2015, the Company announced a strategic shift to focus on the commercialization of HORIZANT. In connection with this strategic shift, the Company has discontinued internal development of its clinical-stage product candidate XP23829, apart from the completion of ongoing non-clinical studies of XP23829, and is seeking to partner with a third-party for the further development of XP21279 and XP232829.

HORIZANT and the Company’s product candidates are prodrugs that were typically created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct limitations in the oral absorption, distribution and/or metabolism of the parent drug. HORIZANT and each of the Company’s product candidates are orally-available, patented molecules that address potential markets with unmet medical needs. The Company’s facilities are located in Santa Clara, California.

Basis of Preparation

The accompanying financial statements as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2015 and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, is the single source of authoritative U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015, or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which creates a single source of revenue guidance under GAAP for all companies in all industries. The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates. ASU 2014-09 also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. ASU 2014-09 was effective for the Company in the first quarter of fiscal 2017, with early adoption not permitted. The Company may adopt ASU 2014-09 either by way of a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of this new standard. The new effective date will be annual reporting periods beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that ASU 2014-09 will have on its financial statements and has not yet determined which transition method it will apply.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). This update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2014-15 will be effective for the Company beginning with its annual report for fiscal 2016 and interim periods thereafter. The Company is currently evaluating the impact that ASU 2014-15 will have on its financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This new standard applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard will be effective for the Company on January 1, 2017. The Company evaluated and determined that ASU 2015-11 will not have any impact on its financial statements.

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

Astellas Pharma Inc.

Under a December 2005 license agreement with Astellas Pharma Inc., as amended in July 2012, Astellas is commercializing gabapentin enacarbil in Japan under the trade name of REGNITE® (gabapentin enacarbil) Extended-Release Tablets. In each of the three month periods ended September 30, 2015 and 2014, the Company recognized collaboration revenue of $283,000 and $284,000, respectively, representing amortization of the up-front license payment under this agreement. For the three months ended September 30, 2015 and 2014, the Company recognized $142,000 and $136,000, respectively, in royalty revenue. In each of the nine months ended September 30, 2015 and 2014, the Company recognized collaboration revenue of $850,000 representing amortization of the up-front license payment under this agreement. For the nine months ended September 30, 2015 and 2014, the Company recognized $410,000 and $402,000, respectively, in royalty revenue. As of September 30, 2015, the Company had recognized an aggregate of $55,333,000 of revenue pursuant to this agreement. At September 30, 2015, $11,147,000 of revenue was deferred under this agreement and was being recognized on a straight-line basis over a period that the Company expects to remain obligated to provide services, of which $1,134,000 was classified within current liabilities and the remaining $10,013,000 was recorded as a noncurrent liability.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(24,064)	$8,259	$(68,954)	$(31,676)

Denominator:
Weighted-average common shares outstanding – Basic	63,142	62,219	62,930	60,367
Dilutive effect of:
Restricted stock units and options to purchase common stock	—	228	—	—

Weighted-average common shares outstanding – Diluted	63,142	62,447	62,930	60,367

Basic and diluted net income (loss) per share	$(0.38)	$0.13	$(1.10)	$(0.52)

Outstanding securities at period end not included in the computation of diluted net income (loss) per share as they had an anti-dilutive effect:
Restricted stock units and options to purchase common stock	9,318	7,338	9,318	7,970
Convertible senior notes	10,729	—	10,729	—

	20,047	7,338	20,047	7,970

On January 29, 2014, the Company completed an underwritten public offering of 12,000,000 shares of its common stock at a price to the public of $6.00 per share. On February 21, 2014, the underwriters exercised in full their option to purchase 1,800,000 additional shares.

On February 3, 2015, the Company completed a private placement of $115,000,000 aggregate principal amount of 2.50% Convertible Senior Notes due 2022, or the 2022 Notes. The 2022 Notes are convertible at an initial conversion rate of 93.2945 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, which is equal to an initial conversion price of approximately $10.72 per share of common stock. As of September 30, 2015, 10,728,867 shares of the Company’s common stock were issuable upon conversion of the 2022 Notes (see Note 8 for more information).

4. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2015:
Cash	$7,726	$—	$—	$7,726
Money market funds	16,761	—	—	16,761
Corporate debt securities	127,812	104	(11)	127,905
Certificates of deposit	1,725	—	—	1,725

	$154,024	$104	$(11)	$154,117

Reported as:
Cash and cash equivalents				$36,337
Short-term investments				116,055
Restricted investments (1)				1,725

				$154,117

As of December 31, 2014:
Cash	$3,383	$—	$—	$3,383
Money market funds	8,576	—	—	8,576
U.S. government-sponsored agencies	2,000	—	(2)	1,998
Corporate debt securities	88,127	12	(40)	88,099
Certificates of deposit	1,725	—	—	1,725

	$103,811	$12	$(42)	$103,781

Reported as:
Cash and cash equivalents				$11,958
Short-term investments				90,098
Restricted investments (1)				1,725

				$103,781

(1)	Included in “Prepaids and other current assets” and “Restricted investments and other assets” as of September 30, 2015 and December 31, 2014, respectively.

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents, which primarily consist of money market funds. Management determines the appropriate classification of securities at the time of purchase. All investments have been designated as available-for-sale. The Company classifies its available-for-sale investments as either current or noncurrent based on their maturities and the Company’s intent with regard to those investments. The Company currently views its available-for-sale investments that mature within one year as available for its current operations and classified as short-term investments, while available-for-sale investments that mature beyond one year are classified as long-term investments. All available-for-sale securities are carried at estimated fair value with unrealized gains and losses reported as a component of other comprehensive income (loss) in the statements of comprehensive income (loss). No gross realized gains or losses were recognized and accordingly, there were no amounts reclassified out of accumulated other comprehensive income (loss) to earnings in the three and nine months ended September 30, 2015, or in the same periods in 2014.

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value on a recurring basis and are classified at the following fair value hierarchy (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$16,761	$16,761	$—	$—
Corporate debt securities	127,905	—	127,905	—
Certificates of deposit	1,725	—	1,725	—

Total	$146,391	$16,761	$129,630	$—

		Fair Value Measurements at Reporting Date Using
Description	Total as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$8,576	$8,576	$—	$—
U.S. government-sponsored agencies	1,998	—	1,998	—
Corporate debt securities	88,099	—	88,099	—
Certificates of deposit	1,725	—	1,725	—

Total	$100,398	$8,576	$91,822	$—

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

Inventories as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$7,769	$9,273
Work in progress	205	517
Finished goods	1,975	766

Total inventory	9,949	10,556
Less: Long-term inventories	7,788	9,098

Total inventory classified as current	$2,161	$1,458

Long-term inventories primarily consisted of gabapentin enacarbil API used for production of HORIZANT. The Company evaluates demand for HORIZANT and expected consumption of the API based on long-term projected sales of HORIZANT.

6. Other Accrued Liabilities

Other accrued liabilities at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30, 2015	December 31, 2014
Accrued product costs	$496	$2,009
Accrued selling and marketing expenses	1,673	1,210
Accrued general and administrative expenses	965	466
Accrued rebates, allowances and returns	1,542	986
Interest payable – convertible senior notes	463	—
Other liabilities	529	446

Total other accrued liabilities	$5,668	$5,117

7. Restructuring and Severance

On September 29, 2015, the Company implemented a restructuring plan in connection with its strategic shift to focus on the commercialization of HORIZANT and its decision to discontinue internal development of XP23829. This restructuring plan resulted in a reduction in force of 25 employees and resulted in the recording of $1,775,000 in restructuring charges for the three months ended September 30, 2015, of which $690,000 was recorded as “Research and development” expense and $1,085,000 was recorded as “Selling, general and administrative” expense. The restructuring charges related to severance benefits that were based upon existing severance agreements, including the XenoPort Amended and Restated 2012 Severance Plan adopted on May 31, 2012. The Company estimates that the associated liability balance, included within “Accrued compensation” on the Company’s Balance Sheet as of September 30, 2015, will be substantially paid by the first quarter of 2016.

In connection with the strategic shift, Ronald W. Barrett, Ph.D., retired as Chief Executive Officer and as a Director of the Company, effective on September 29, 2015. Dr. Barrett’s retirement resulted in the recording of $1,225,000 in severance benefits for the three months ended September 30, 2015, all of which was recorded as “Selling, general and administrative” expense and were based upon his existing Severance Rights Agreement. The Company estimates that the associated liability balance, included within “Accrued compensation” on the Company’s Balance Sheet as of September 30, 2015, will be paid by the first quarter of 2017.

8. Convertible Senior Notes

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

Holders may convert all or any portion of their 2022 Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The 2022 Notes are convertible at an initial conversion rate of 93.2945 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, subject to adjustment, which is equal to an initial conversion price of approximately $10.72 per share of common stock. Upon conversion, the 2022 Notes may be settled in shares of the Company’s common stock, together with a cash payment in lieu of delivering any fractional share. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that may occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such a corporate event in certain circumstances. If the Company undergoes a fundamental change, which would include specified change of control transactions, or liquidation or dissolution or the Company’s common stock ceasing to be listed or quoted on specified national securities exchanges, and the fundamental change occurs prior to the maturity date of the 2022 Notes, holders of the 2022 Notes may require the Company to repurchase all or part of their 2022 Notes at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of September 30, 2015, the outstanding principal balance on the 2022 Notes was $115,000,000 and 10,728,867 shares of the Company’s common stock were issuable upon conversion of the 2022 Notes.

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

As of September 30, 2015, the 2022 Notes were reported at their current carrying value which approximated fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk.

9. Stock-Based Compensation

The Company’s non-cash stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Research and development	$295	$525	$1,424	$1,849
Selling, general and administrative	2,007	1,520	6,745	5,305

	$2,302	$2,045	$8,169	$7,154

10. Stockholders’ Equity

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

Employee Stock Purchase Plan

On May 19, 2015, the Company’s stockholders also approved the XenoPort, Inc. 2015 Employee Stock Purchase Plan, or the 2015 ESPP, which became effective on May 19, 2015. The Company’s prior plan, the 2005 Employee Stock Purchase Plan, was terminated as a result of this approval. The 2015 ESPP will be implemented by offerings of rights to purchase the Company’s common stock to all eligible employees. The plan administrator will determine the duration of each offering period, provided that in no event may an offering period exceed 27 months. Each offering period will have one or more purchase dates, as determined by the plan administrator prior to the commencement of the offering period. The purchase price per share at which shares of the Company’s common stock are purchased on each purchase date during an offering period will not be less than the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of the Company’s common stock on the purchase date. The maximum number of shares of the Company’s common stock that may be issued under the 2015 ESPP is 4,000,000 shares, subject to adjustment for certain changes in the Company’s capitalization. At September 30, 2015, there were 4,000,000 shares available for future grant under the 2015 ESPP.

11. Income Taxes

Future utilization of the Company’s net operating loss, or NOL, and research credit carryforwards to offset its future taxable income may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code Section 382. Such annual limitation could result in the expiration of the NOL and research credit carryforwards before utilization. A Section 382 analysis on owner shifts that may have occurred in the third quarter of 2015 has not been performed as of the date of this disclosure due to limited information available on stock ownership. Until this analysis is performed, the Company is unable to determine if a change in ownership has occurred and if any NOL or research credit amount is estimated to expire before utilization.

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

Overview

XenoPort, Inc. is a biopharmaceutical company focused on commercializing HORIZANT® (gabapentin enacarbil) Extended-Release Tablets in the United States. HORIZANT is approved by the U.S. Food and Drug Administration, or FDA, for two indications: the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults; and management of postherpetic neuralgia, or PHN, in adults. We have also entered into a clinical trial agreement with the National Institute on Alcohol Abuse and Alcoholism, or the NIAAA, under which the NIAAA is conducting a clinical trial evaluating gabapentin enacarbil as a potential treatment for alcohol use disorder. REGNITE® (gabapentin enacarbil) Extended-Release Tablets is being marketed in Japan by Astellas Pharma Inc. for moderate to severe RLS. We have granted exclusive world-wide rights for the development and commercialization of our clinical-stage oral product candidate, arbaclofen placarbil, or AP, to Indivior PLC for all indications. Our other product candidates include XP21279, a prodrug of levodopa that is a potential treatment for patients with idiopathic Parkinson’s disease and XP23829, a novel fumaric acid ester prodrug that is a potential treatment for patients with moderate-to-severe chronic plaque-type psoriasis and potentially for patients with relapsing forms of multiple sclerosis. On October 1, 2015, we announced a strategic shift to focus on the commercialization of HORIZANT. In connection with this strategic shift, we have discontinued internal development of our clinical-stage product candidate XP23829, apart from the completion of ongoing non-clinical studies of XP23829, and are seeking to partner with a third party for the further development of XP21279 and XP232829.

In September 2014, we announced an agreement with the NIAAA for the conduct of a clinical trial by the NIAAA of HORIZANT as a potential treatment for alcohol use disorder, or AUD. The study, which the NIAAA initiated in June 2015, will assess the efficacy of 1200 mg of HORIZANT (administered in two daily doses of 600 mg each) compared with placebo to reduce drinking in subjects who report four or more symptoms of AUD, as defined in the Diagnostic and Statistical Manual of Mental Disorders – Fifth Edition (DSM-5). Eligible subjects will receive either HORIZANT or placebo for 26 weeks, to include one-week escalation, 24-week maintenance and one-week taper periods. The primary objective of the study is to compare the efficacy of HORIZANT with matched placebo on the primary alcohol consumption outcome, which is percentage of subjects with no heavy drinking days during the last four weeks of the treatment. The NIAAA anticipates that the results may be available by the first half 2017. Under the terms of the agreement, we are supplying HORIZANT clinical trial material and the NIAAA is conducting and paying all other expenses associated with the AUD clinical trial of HORIZANT. We will have access to study data generated under the clinical trial to support any potential regulatory filings for HORIZANT as a potential treatment for AUD. Based on prior joint discussions between us, the NIAAA and the FDA, we believe that positive results from this study, along with other supporting data, could enable us to file a supplemental New Drug Application for HORIZANT as a potential treatment for AUD.

We reacquired development and commercialization rights to HORIZANT from Glaxo Group Limited, or GSK, our former collaborator for this product, on May 1, 2013. We have focused our promotional and sales efforts on specialty doctors in specific geographic territories. We initiated our commercialization efforts in approximately 40 territories and, by the beginning of the third quarter of 2014, expanded the sales force into approximately 70 territories in the United States. In July 2015, we further expanded our sales force to cover approximately 120 territories in the United States. Our sales organization consists of both XenoPort-employed sales representatives and contract sales representatives who are solely dedicated to HORIZANT education and promotion. We rely on, and expect to continue to rely on, our contract sales organization to provide back-office logistical support for the XenoPort-employed sales representatives.

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

We currently depend, and may in the future depend, on partnerships with third-party business partners. The potential for gabapentin enacarbil, XP21279 and/or XP23829 could be enhanced through partnerships that would further development and/or enhance commercialization efforts of these assets. As such, we plan to enter into partnerships with pharmaceutical companies: (1) when access to a primary care physician or an expanded sales force is necessary to maximize the commercial potential of gabapentin enacarbil in the United States; (2) for the development and commercialization of gabapentin enacarbil outside the United States or that require resources or expertise beyond our current capabilities; or (3) to develop and commercialize our XP21279 and XP23829 product candidates.

Historically, revenues recognized through May 1, 2013 were primarily comprised of upfront, milestone and contingent event-based payments from our collaboration and partnership arrangements. While a significant portion of our revenues in 2014 consisted of revenues from the recognition of cash payments we received under our license agreement with Indivior, and we may in the future recognize revenues from contingent-event based payments from Indivior, we expect the future composition of our revenues to consist primarily of revenues from HORIZANT product sales. Although we are recognizing revenue from HORIZANT product sales in the United States, our relative lack of commercialization experience as an organization with respect to HORIZANT product sales will make future operating results difficult to predict. In this regard, our product sales revenue may vary significantly from period to period as our commercialization efforts progress, and we may be unable to meaningfully increase HORIZANT product sales or otherwise successfully commercialize HORIZANT in a timely manner or at all. We also expect that the expenses of increasing and maintaining our sales and marketing capabilities, including with respect to the internal and external costs of supporting and maintaining an increased number of XenoPort-employed sales representatives and our contract sales representatives, and maintaining and expanding a distribution and supply chain infrastructure will continue to be substantial, and these costs may exceed the revenues that we are able to generate from HORIZANT product sales. We recorded $11.0 million in net sales from HORIZANT during the three months ended September 30, 2015.

Gabapentin enacarbil is licensed to Astellas in Japan. We are entitled to receive percentage-based high-teen royalties on net sales of REGNITE in Japan, and the royalties are recognized as revenue when royalty payments are received. In the three months ended September 30, 2015, the royalty revenue from net sales of REGNITE in Japan was $0.1 million. We expect royalty revenues from our partnership with Astellas to fluctuate based on the results of their commercialization, marketing and distribution efforts for REGNITE in Japan and, to a lesser extent, foreign currency fluctuations; however, we do not expect that royalty revenues from our partnership with Astellas will be meaningful for the foreseeable future.

As a result of our strategic shift to focus on HORIZANT, and our decision to discontinue the internal development of XP23829 and seek a partner for further development and potential commercialization of XP21279 and XP23829, we expect our research and development expenses going forward will decline, in particular after we wind down activities related to our Phase 2 clinical trial of XP23829 and complete our ongoing non-clinical studies of XP23829. In this regard, we expect that our research and development expenses in 2016 will be significantly lower than 2015 levels, and will consist primarily of headcount and other overhead expenses, as well as expenses related to our ongoing non-clinical studies of XP23829. With respect to 2015, since most of our 2015 research and development expenses for XP23829 were incurred prior to our strategic shift, we expect 2015 levels to be higher than 2014 levels primarily due to increased development expenses for XP23829, including those incurred in connection with our Phase 2 clinical trial in patients with moderate-to-severe chronic plaque-type psoriasis that was initiated in June 2014.

For the full year 2015, we expect our selling, general and administrative expenses to be higher than 2014 levels primarily due to continued internal and external expenses of supporting and maintaining an increased number of XenoPort-employed sales representatives and our contract sales representatives, as well as from maintaining and expanding marketing, distribution and other commercial capabilities for HORIZANT, largely through third-party service providers.

In connection with our strategic shift on September 29, 2015, we began implementing a restructuring entailing a reduction in force to eliminate 25 positions, including positions related to XP23829. In connection with this restructuring, we recorded severance-related restructuring charges of $1.8 million for the third quarter of 2015, of which $0.7 million was recorded as “Research and development” expense and $1.1 million was recorded as “Selling, general and administrative” expense. We estimate that the associated cash payments of $1.8 million will be substantially paid by the first quarter of 2016. On September 29, 2015, Ronald W. Barrett, Ph.D., retired as Chief Executive Officer and as Director of XenoPort, Inc. Dr. Barrett’s retirement resulted in the recording of $1.2 million in severance benefits for the three months ended September 30, 2015, all of which was recorded as “Selling, general and administrative” expense and were based upon his existing Severance Rights Agreement. We estimate that the associated cash payments of $1.2 million will be paid by the first quarter of 2017.

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

We believe that our existing capital resources, together with interest income from our investments and anticipated product revenue, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our partnerships with Astellas and Indivior. With the exception of the clinical trial in patients with AUD that the NIAAA initiated in June 2015, we are solely responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, or sales of HORIZANT may be less than we anticipate, either or both of which could accelerate our need for additional capital. In addition, we do not believe that revenues generated from HORIZANT and REGNITE sales and other revenues generated from our partnerships with Astellas and Indivior will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. Additional funds may not be available to us on terms that are acceptable to us, or at all. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may be required to, among other things, reduce the amount of resources devoted to advertising, promotion, sales or medical affairs of HORIZANT, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and prospects.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which creates a single source of revenue guidance under U.S. generally accepted accounting principles, or GAAP, for all companies in all industries. The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates. ASU 2014-09 also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. ASU 2014-09 was effective for us in the first quarter of fiscal 2017, with early adoption not permitted. We may adopt ASU 2014-09 either by way of a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of this new standard. The new effective date will be annual reporting periods beginning after December 15, 2017, and the interim periods within that year and will allow early adoption for all entities as of the original effective date for public business entities, which was annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact that ASU 2014-09 will have on our financial statements and have not yet determined which transition method we will apply.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). This update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2014-15 will be effective for us beginning with our annual report for fiscal 2016 and interim periods thereafter. We are currently evaluating the impact that ASU 2014-15 will have on our financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This new standard applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard will be effective for us on January 1, 2017. We evaluated and determined that ASU 2015-11 will not have any impact on our financial statements.

Results of Operations

Three and Nine Months Ended September 30, 2015 and 2014

Revenues

Our net product sales revenue consisted of sales of HORIZANT. Our collaboration revenue consisted of the recognition of revenues from the upfront payments from our partnership with Astellas and from upfront and additional payments from our partnership with Indivior. Our royalty revenue was from Astellas and was based on Astellas’ net sales of REGNITE in Japan.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change

	2015	2014	$	%	2015	2014	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Product sales, net	$10,968	$5,648	$5,320	94%	$25,821	$13,525	$12,296	91%
Collaboration revenue	283	25,284	(25,001)	-99%	850	25,850	(25,000)	-97%
Royalty revenue	142	136	6	4%	410	402	8	2%

Total revenues	$11,393	$31,068	$(19,675)	-63%	$27,081	$39,777	$(12,696)	-32%

The decrease in total revenues for the three and nine months ended September 30, 2015, compared to the same periods in 2014, was primarily due to absence of the $25.0 million in collaboration revenue from Indivior recognized in the third quarter of 2014. This decrease was partially offset by increased HORIZANT net product sales, primarily resulting from an increase in sales volume, and, to a lesser extent, from an increase in average net selling prices due to price increases. The increase in sales volume during both periods was due to enhanced promotional efforts, particularly as we expanded our sales force into additional territories beginning in the third quarter of 2014 and again in the third quarter of 2015.

We expect the future composition of our revenues to consist primarily of revenues from HORIZANT net product sales. We expect our HORIZANT net product sales to increase in 2015 compared to 2014 levels and that they will be dependent upon the success of our strategies for commercialization, promotion and distribution, as well as our ability to successfully execute on these activities, and to comply with applicable laws, regulations and regulatory requirements. We expect royalty revenue from our partnership with Astellas to fluctuate based on the results of its commercialization, marketing and distribution efforts for REGNITE in Japan and, to a lesser extent, foreign currency fluctuations; however, we do not expect that royalty revenues from our partnership with Astellas will be meaningful for the foreseeable future. We expect collaboration revenue to fluctuate based on Indivior’s timing and achievement of contingent-event based milestones with respect to AP Products and to the extent we enter into new partnerships for our marketed product or any of our product candidates.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change

	2015	2014	$	%	2015	2014	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Cost of product sales	$666	$560	$106	19%	$1,626	$1,589	$37	2%

The increase in cost of product sales for the three months ended September 30, 2015, compared to the same period in 2014, was primarily from an increase in volume of HORIZANT product sales, offset in part by $0.1 million in reserves and write-downs of inventories recorded during the third quarter of 2014. For the nine months ended September 30, 2015, compared to the same period in 2014, the increase in cost of product sales was primarily from an increase in volume of HORIZANT product sales, offset in part by $0.3 million in reserves and write-downs of inventories during the nine months ended September 30, 2014.

We expect cost of product sales for HORIZANT to remain relatively constant as a percentage of net product sales for the remainder of the year, compared to the percentage for the three months ended September 30, 2015.

Research and Development Expenses

Research and development expenses consisted of costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts for clinical trials and activities related to development-related regulatory filings.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change

	2015	2014	$	%	2015	2014	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Research and development	$6,834	$6,641	$193	3%	$19,433	$16,501	$2,932	18%

Research and development expenses for the three months ended September 30, 2015, compared to the same period in 2014, remained relatively constant. The increase in research and development expenses for the nine months ended September 30, 2015, compared to the same period in 2014, was principally from increased net costs for XP23829 of $4.3 million primarily due to increased clinical, toxicology and manufacturing costs, offset in part by a reduction in personnel costs of $1.5 million primarily due to decreased headcount and corresponding decreased non-cash stock-based compensation. Research and development expenses during both the three and nine months ended September 30, 2015 included $0.7 million in restructuring charges relating to the restructuring plan we implemented in connection with our strategic shift to focus on the commercialization of HORIZANT and discontinue internal development of XP23829.

As a result of our strategic shift to focus on HORIZANT, and our decision to discontinue the internal development of XP23829 and seek a partner for further development and potential commercialization of XP21279 and XP23829, we expect our research and development expenses going forward will decline, in particular after we wind down activities related to our Phase 2 clinical trial of XP23829 and complete our ongoing non-clinical studies of XP23829. In this regard, we expect that our research and development expenses in 2016 will be significantly lower than 2015 levels, and will consist primarily of headcount and other overhead expenses, as well as expenses related to our ongoing non-clinical studies of XP23829. With respect to 2015, since most of our 2015 research and development expenses for XP23829 were incurred prior to our strategic shift, we expect 2015 levels to be higher than 2014 levels primarily due to increased development expenses for XP23829, including those incurred in connection with our Phase 2 clinical trial in patients with moderate-to-severe chronic plaque-type psoriasis that was initiated in June 2014.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change

	2015	2014	$	%	2015	2014	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Selling, general and administrative	$27,100	$15,555	$11,545	74%	$72,753	$53,191	$19,562	37%

The increase in selling, general and administrative expenses in the three and nine months ended September 30, 2015, compared to the same periods in 2014, was principally due to costs related to the continued and expanded commercialization of, and promotional activities for, HORIZANT. The increase for both periods, compared to the same periods in 2014, also included $1.1 million of restructuring charges relating to the restructuring plan we implemented in connection with our strategic shift to focus on the commercialization of HORIZANT and discontinue internal development of XP23829 and $1.2 million of severance charges related to Dr. Barrett’s retirement.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change

	2015	2014	$	%	2015	2014	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Interest income	$128	$70	$58	83%	$395	$185	$210	114%
Interest expense	$985	$123	$862	701%	$2,618	$357	$2,261	633%

The increase in interest income for the three and nine months ended September 30, 2015, compared to the same periods in 2014, was due to higher cash balances primarily due to the receipt of $111.3 million in net proceeds from the 2022 Notes offering in February 2015, after deducting the initial purchaser’s discount and offering expenses payable by us. For more information on the 2022 Notes, see “Liquidity and Capital Resources – 2022 Notes” below.

The increase in interest expense for the three and nine months ended September 30, 2015, compared to the same periods in 2014, was principally due to interest expense associated with the 2022 Notes. We expect interest expense to increase substantially in 2015 compared to 2014 due to the interest expense associated with the 2022 Notes.

Liquidity and Capital Resources

	As of September 30, 2015	As of December 31, 2014
	(In thousands)
Cash and cash equivalents, and short-term investments	$152,392	$102,056
Working capital	146,035	91,806
Restricted investments (1)	1,725	1,725

(1)	Included in “Prepaids and other current assets” and “Restricted investments and other assets” as of September 30, 2015 and December 31, 2014, respectively.

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash provided by (used in):
Operating activities	$(60,446)	$(20,795)
Investing activities	(26,647)	(54,546)
Financing activities	111,472	76,610
Capital expenditures (included in investing activities above)	71	288

Due to our significant research and development and, more recently, sales and marketing expenditures, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our operations primarily through sales of our equity and debt securities, non-equity payments from partnerships with third-party business partners, and interest earned on investments. At September 30, 2015, we had available cash and cash equivalents and short-term investments of $152.4 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $60.4 million and $20.8 million in the nine months ended September 30, 2015 and 2014, respectively. Our main uses of operating cash flows during these periods were primarily from our net loss, offset in part by non-cash stock-based compensation expense.

Net cash used in investing activities primarily reflected the timing of purchases of investments and proceeds from maturities of our investments.

Net cash provided by financing activities in the nine months ended September 30, 2015 was primarily from the issuance of the 2022 Notes on February 3, 2015, which resulted in $111.3 million in net proceeds. Net cash provided by financing activities in the nine months ended September 30, 2014 was primarily from the public offering of our common stock, which resulted in $77.4 million in net proceeds. For more information on the 2022 Notes, see “2022 Notes” below.

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

We believe that our existing capital resources, together with interest income from our investments and anticipated product revenue, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our partnerships with Astellas and Indivior.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the drug development and commercialization, and with our ability to enter into additional partnerships with third parties to participate in the development and commercialization of HORIZANT and our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our operations. Our future funding requirements will depend on many factors, including:

•	the timing, receipt and amount of sales or royalties from HORIZANT and REGNITE;

•	the costs of our sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote and distribute HORIZANT, including the internal and external expenses of supporting and maintaining our XenoPort-employed sales representatives and expenses associated with our contract sales representatives and any potential future expansions to our dedicated sales team;

•	the costs of manufacturing and commercial supplies of HORIZANT;

•	the timing and costs of complying with the remaining post-marketing commitments and post-marketing requirements established in connection with the approval of HORIZANT, and any future additional commitments or requirements imposed on us by the FDA;

•	the number and characteristics of any additional potential indications for HORIZANT we pursue, such as the treatment of patients with AUD;

•	the costs, timing and outcomes of regulatory approvals, if any;

•	the terms and timing of any partnerships that we may establish or modify;

•	the costs associated with any potential litigation;

•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies that complement our business, although we have no commitments or agreements relating to any of these types of transactions.

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

Until we can generate a sufficient amount of product revenues, if ever, we expect to finance future cash needs through public or private equity or equity-linked offerings, debt financings or third-party business transactions. If we raise additional funds by issuing our common stock, or securities convertible into, exchangeable or exercisable for common stock, our stockholders will experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. To the extent that we raise additional capital through partnerships, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our financial condition, the commercial prospects of HORIZANT and REGNITE based on their respective sales to date and our relative lack of experience in commercializing products, and/or current economic conditions, including the effects of disruptions to, and volatility in, the credit and financial markets in the United States, Asia, the European Union and other regions of the world.

Additional funds may not be available to us on terms that are acceptable to us, or at all. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may be required to, among other things, reduce the amount of resources devoted to advertising, promotion, sales or medical affairs of HORIZANT or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and prospects. In addition, we may face substantial financial costs in order to comply with the remaining post-marketing commitments and post-marketing requirements established in connection with the approval of HORIZANT, and our inability to carry out and fund such efforts to comply with these requirements could have material adverse consequences to us, including the loss of marketing approval for HORIZANT.

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

Contractual Obligations

Our future contractual obligations at September 30, 2015 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Greater Than 5 Years
Purchase commitments (1)	$15,866	$8,559	$7,307	$—	$—
Long-term payable (2)	6,000	1,000	2,000	2,000	1,000
Operating lease obligations (3)	1,579	1,579	—	—	—
Principal on 2022 Notes due 2022 (4)	115,000	—	—	—	115,000
Interest on 2022 Notes (5)	18,688	2,875	5,750	5,750	4,313

	$157,133	$14,013	$15,057	$7,750	$120,313

(1)	At September 30, 2015, we had non-cancelable purchase orders and minimum purchase obligations of approximately $2.3 million under our commercial supply agreement with Patheon Pharmaceuticals Inc. all due within one year and approximately $13.0 million under our commercial supply agreement with Lonza Ltd., $5.8 million due within one year and $7.2 million due within the one to three year period. At September 30, 2015, we had other non-cancelable purchase commitments of approximately $0.5 million due within one year and approximately $0.1 million due within the one to three year period.
(2)	On November 8, 2012, we executed a termination and transition agreement with GSK that terminated our development and commercialization agreement with respect to HORIZANT. GSK provided us inventory of gabapentin enacarbil in GSK’s possession that was not required for use by GSK in the manufacture of HORIZANT. In exchange for such inventory, we will make annual payments to GSK of $1.0 million for six years beginning in 2016.
(3)	In the fourth quarter of 2014, we entered into an amendment to the lease with respect to our current office space at 3410 Central Expressway, Santa Clara, California, which extended the term of the lease for an additional nine months so that the lease will expire on May 31, 2016. The amount also includes vehicle operating leases obligations of $0.2 million all due within one year. Operating lease obligations do not assume the exercise by us of any termination or extension options.
(4)	In February 2015, we completed a private placement of $115.0 million principal amount of 2022 Notes. The 2022 Notes mature on February 1, 2022, unless earlier converted or repurchased. We may not redeem the 2022 Notes prior to their maturity date.
(5)	Beginning on August 1, 2015, interest on the 2022 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, at a rate of 2.50% per year. We used the fixed interest rate of 2.50% to estimate interest owed on the 2022 Notes from September 30, 2015 until the final maturity date of February 1, 2022.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the nine months ended September 30, 2015 to our market risk exposure as disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, as of September 30, 2015, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) were effective.

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

Risks Related to our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never achieve or sustain profitability on an annual basis.*

We have incurred cumulative losses of $655.8 million since our inception in May 1999 through September 30, 2015. We have made, and expect to continue to make, substantial expenditures in connection with our commercialization of HORIZANT. We continue to expect substantial costs and expenses associated with maintaining and expanding sales, marketing and commercial capabilities. In addition, we do not believe that collaboration revenues and revenues generated from sales of HORIZANT and REGNITE will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

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

To date, we have not generated revenue from sales of HORIZANT or REGNITE that is sufficient to fund our operations. We have financed our operations primarily through the sale of equity and debt securities, non-equity payments from partnerships with third-party business partners, and interest earned on investments. Prior to 2013, we devoted substantially all of our efforts to research and development, including clinical trials. Since the beginning of 2013, we have devoted substantial efforts to the initiation, maintenance and growth of our HORIZANT commercial operations, and we expect our selling, general and administrative expenses to continue to increase year over year primarily due to internal and external expenses of supporting and maintaining an increased number of XenoPort-employed sales representatives and contract sales representatives, as well as expenses from maintaining and growing marketing, distribution and other commercial capabilities for HORIZANT, largely through third-party service providers. If sales-related revenue from HORIZANT, REGNITE or any product candidate that receives marketing approval is insufficient, if we or our business partners are unable to develop and commercialize our product candidates or if development is delayed, we may never become profitable on an annual basis. Even if we do become profitable on an annual basis, we may not be able to sustain or increase our profitability.

Our success depends substantially on the success of HORIZANT. If we do not successfully market and sell HORIZANT, or if Astellas does not effectively market and sell REGNITE in Japan, we may be unable to generate significant product revenue and may be unable to achieve sustained profitability. *

For the three months ended September 30, 2015, we recorded net sales in the United States of HORIZANT of only $11.0 million. To achieve sustained profitability, we will need to generate substantially more product revenue from HORIZANT, REGNITE or our product candidates that may receive approval.

Our ability to generate significant revenue from HORIZANT depends on our ability to achieve market acceptance of, and to otherwise effectively market, HORIZANT for the treatment of moderate-to-severe primary RLS and for the management of PHN in adults. We may not be able to devote sufficient resources to the advertising, promotion and sales efforts for HORIZANT. We also need to continue to expend time and resources to train our sales team to be credible, persuasive and compliant in discussing

HORIZANT with physicians. We also need to continue to train and monitor our sales team to ensure that a consistent and appropriate message about HORIZANT is being delivered. If we are unable to effectively educate physicians and potential customers about the benefits and risks of HORIZANT, we could face significant pressure from branded and/or unbranded (generic) competition, and negative market perception due to Glaxo Group Limited’s, or GSK’s, prior promotional efforts as well as a lack of physician awareness, third-party reimbursement and differentiation from currently approved treatments. Due to our limited resources, we have made decisions on how best to allocate our resources to efficiently promote HORIZANT. We may not be correct in our decisions, which would limit the sales we could achieve from HORIZANT and could lead to our failure to capitalize on its market opportunity. For example, we have chosen where to locate our XenoPort-employed sales representatives and contract sales representatives based on certain characteristics of the relevant territories where we promote HORIZANT. If other territories where we have chosen not to locate our sales team could have generated greater HORIZANT sales than the territories where we are promoting HORIZANT, we will be unable to capture the full potential value of HORIZANT. Further, new or future territories may not perform as well as the initial territories. In addition, our ability to grow HORIZANT sales in future periods is also dependent on price increases, and we have periodically increased the price of HORIZANT, most recently in August 2015. We cannot assure you that price increases we have taken or may take in the future will not negatively affect HORIZANT sales volumes. We could also fail to comply with applicable regulatory guidelines with respect to the marketing and manufacturing of HORIZANT or with post-marketing commitments or requirements mandated by the FDA, which could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls and total or partial suspension of production. In addition, if we are unable to effectively train sales representatives and equip them with effective materials, including medical and sales literature to help inform and educate potential customers about the benefits and risks of HORIZANT and its proper administration, our efforts to successfully commercialize HORIZANT could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

Other factors that may inhibit or delay our efforts to commercialize HORIZANT include:

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

The competition for qualified personnel in the pharmaceutical and biotechnology field is intense, and we may experience difficulties in recruiting, hiring and retaining qualified individuals. Prior to our commercial launch of HORIZANT, we had no experience commercializing products on our own, and we have only limited management expertise in developing and maintaining a commercial organization. Due to our limited internal resources, we have contracted, and anticipate that we will continue to contract, with third-party vendors to manage and support much of our growth and sales infrastructure. We will be at risk to the extent we rely on such third parties without effective oversight. In addition, such third-party contractors may not be the most efficient allocation of resources if we could implement such infrastructure internally in a more cost-effective manner. If we are not successful in recruiting and retaining qualified sales and marketing personnel or in otherwise maintaining and expanding sales and marketing infrastructure, we will have difficulty commercializing HORIZANT, which would adversely affect our business and financial condition.

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

We have only limited experience in maintaining a commercial sales force on our own and, to the extent we do not successfully maintain a commercial sales force, sales of HORIZANT and our business will be harmed. *

We converted most of our HORIZANT contract sales teams to XenoPort-employed sales representatives, we have expanded our promotional efforts into new sales territories and we have added additional contract sales representatives through our contract sales organization. Our sales force, comprised of both XenoPort-employed sales representatives and contract sales representatives, currently covers approximately 120 territories in the United States. We will continue to rely on our contract sales organization to provide back office logistical support for the XenoPort-employed sales representatives. We have only limited experience in maintaining a commercial sales force on our own, and we may not be able to successfully maintain the XenoPort-employed sales representatives in a cost-effective or timely manner, or otherwise realize a positive return on our investment. We will also need to commit additional resources to maintain the XenoPort-employed sales representatives, and maintaining such sales personnel will impose significant added responsibilities on members of management, including the need to recruit, maintain and integrate additional employees. We will also have to compete with other pharmaceutical and life sciences companies to recruit and retain our dedicated sales team. Our ability to commercialize HORIZANT will depend, in part, on our ability to establish and maintain our dedicated sales team effectively. Because of the numerous risks and uncertainties involved with establishing and maintaining a commercial sales force, we may experience difficulties commercializing HORIZANT, which would adversely affect our business and financial results. In addition, we continue to rely on our current contract sales organization to provide us with our contract sales representatives, and thus we will need to continue to rely on our contract sales organization to provide us with and maintain contract pharmaceutical sales professionals with appropriate technical expertise to effectively commercialize HORIZANT.

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

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our commercialization efforts.*

We may need to raise additional capital to fund our operations, to maintain a sales infrastructure and marketing and distribution capabilities for HORIZANT, as well as to fund any required repurchases of the 2022 Notes and/or our repayment obligations under the 2022 Notes. Our future funding requirements will depend on many factors, including:

•	the timing, receipt and amount of sales or royalties from HORIZANT and REGNITE;

•	the costs of our sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote and distribute HORIZANT, including the internal and external expenses of supporting and maintaining our XenoPort-employed sales representatives and expenses associated with our contract sales representatives and any potential future expansions to our dedicated sales team;

•	the costs of manufacturing and commercial supplies of HORIZANT;

•	the timing and costs of complying with the remaining post-marketing commitments and post-marketing requirements established in connection with the approval of HORIZANT, and any future additional commitments or requirements imposed on us by the FDA;

•	the number and characteristics of any additional potential indications for HORIZANT we pursue, such as the treatment of patients with AUD;

•	the costs, timing and outcomes of regulatory approvals, if any;

•	the terms and timing of any partnerships that we may establish or modify;

•	the costs associated with any potential litigation;

•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies that complement our business, although we have no commitments or agreements relating to any of these types of transactions.

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

Until we can generate a sufficient amount of product revenues, if ever, we expect to finance future cash needs through public or private equity or equity-linked offerings, debt financings or third-party business transactions. If we raise additional funds by issuing our common stock, or securities convertible into, exchangeable or exercisable for common stock, our stockholders will experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. To the extent that we raise additional capital through partnerships, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our financial condition, the commercial prospects of HORIZANT and REGNITE based on their respective sales to date and our relative lack of experience in commercializing products, and/or current economic conditions, including the effects of disruptions to, and volatility in, the credit and financial markets in the United States, Asia, the European Union and other regions of the world.

We believe that our existing capital resources, together with interest income from our investments and anticipated product revenue, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our partnerships with Astellas and Indivior. With the exception of the clinical trial in patients with AUD that the NIAAA initiated in June 2015, we are solely responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, or sales of HORIZANT may be less than we anticipate, either or both of which could accelerate our need for additional capital.

Additional funds may not be available to us on terms that are acceptable to us, or at all. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may, among other things:

•	reduce the amount of resources devoted to advertising, promotion, sales or medical affairs of HORIZANT; or

•	conduct additional workforce or other expense reductions.

For example, in 2012, we suspended clinical development activities for XP21279 to focus our resources on development of our other product candidates. In addition, in May 2013, we terminated further investment in AP as a treatment for spasticity in patients with MS to focus our resources on the commercialization of HORIZANT and continued development of XP23829. Most recently, in October 2015, in connection with our strategic shift to focus on HORIZANT, we discontinued internal development of XP23829 apart from the completion of ongoing non-clinical studies of XP23829. If we are required to reduce the amount of resources devoted to advertising, promotion, sales or medical affairs of HORIZANT or conduct additional workforce or other expense reductions, our business and prospects could be materially and adversely affected. In addition, we may face substantial financial costs in order to comply with the remaining post-marketing commitments and post-marketing requirements required by the FDA in connection with the approval of HORIZANT, and our inability to carry out and fund such efforts to comply with these requirements could have material adverse consequences to us, including the loss of marketing approval for HORIZANT.

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

HORIZANT, REGNITE or any other products that may result from our product candidates may not gain market acceptance among physicians, patients, healthcare payers and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product or partnership revenues and we may not become profitable. The degree of market acceptance of HORIZANT, REGNITE or any products resulting from our product candidates will depend on a number of factors, including:

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

If competitors are able to develop and market products that are more effective, safer or less costly than HORIZANT, REGNITE or any other products that we or our business partners may develop, our commercial opportunity will be reduced or eliminated. *

We face competition from established pharmaceutical and biotechnology companies, including generic competitors, as well as from academic institutions, government agencies and private and public research institutions. Our commercial opportunities will be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than HORIZANT, REGNITE or any other products that may result from our product candidates. In addition, significant delays in the development of our product candidates by potential partners could allow competitors to bring products to market before our product candidates are approved and impair the ability to effectively commercialize these product candidates.

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

Products that could compete with XP21279, our product candidate that is a prodrug of levodopa, as a potential treatment for advanced idiopathic Parkinson’s Disease include: DUOPA (levodopa/carbidopa suspension) from AbbVie; RYTARY, an extended-release oral capsule formulation of levodopa/carbidopa from Impax Laboratories, Inc., which were both recently FDA approved; SINEMET (levodopa/carbidopa) that is distributed in the United States by Bristol Meyers Squibb Company; STALEVO, a combination therapy of levodopa/carbidopa/entacapone that is marketed in the United States by Novartis and generic levodopa/carbidopa drugs. In addition, there are a number of products that are approved for idiopathic Parkinson’s disease and administered as adjunctive therapy to levodopa/carbidopa in patients with advanced idiopathic Parkinson’s disease. These include AZILECT (rasagiline mesylate), marketed by TEVA and dopamine agonists such as NEUPRO (a rotigotine transdermal system) marketed by UCB, MIRAPEX (pramipexole) marketed by Boehringer Ingelheim and REQUIP (ropinirole) and REQUIP XL (ropinirole extended-release tablets) marketed by GSK and generic dopamine agonists. Another therapy under development in the United States includes an extended-release formulation of levodopa/carbidopa known as OS-320, which is being developed by Osmotica Pharmaceutical Corp.

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

Off-label sale or use of gabapentin products could lead to pricing pressure or decrease sales of HORIZANT. *

U.S. physicians are permitted to prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those uses tested and approved by the FDA. The occurrence of such off-label uses in the practice of medicine could significantly reduce our ability to market and sell HORIZANT or any other products that we or our business partners may develop.

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

If product liability lawsuits are brought against us, we will incur substantial liabilities and may be required to limit commercialization of HORIZANT or any other products that we may develop with our business partners. *

We face an inherent risk of product liability exposure related to the commercial use of HORIZANT and the testing of HORIZANT or our product candidates in human clinical trials. If we cannot successfully defend ourselves against claims that HORIZANT, our product candidates or products that may result from our product candidates caused injuries, we will incur substantial liabilities.

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

We or our business partners may not be able to maintain or renew existing, or obtain new, third-party manufacturing arrangements on acceptable terms, if at all. If we or our business partners are unable to continue relationships with suppliers for HORIZANT/gabapentin enacarbil or our product candidates, or to continue relationships at an acceptable cost or if these suppliers fail to meet our requirements for HORIZANT or these product candidates for any reason, we or our business partners would be required to obtain alternative suppliers. Any inability to obtain qualified alternative suppliers, including an inability to obtain, or a delay in obtaining, approval of an alternative supplier from the FDA, would delay or prevent the clinical development and commercialization of HORIZANT or our product candidates.

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

If we or our business partners are not able to obtain or maintain required regulatory approvals, we or our business partners will not be able to commercialize HORIZANT, REGNITE or our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful. *

Our product candidates and the activities associated with their development and commercialization are subject to comprehensive regulation by the FDA and other agencies in the United States and by comparable authorities in other countries. The inability to obtain or maintain FDA approval or approval from comparable authorities in other countries would prevent us and our business partners from commercializing HORIZANT, REGNITE or our product candidates in the United States or other countries. Although HORIZANT and REGNITE have been approved for commercial sale in the United States and Japan, respectively, we or our business partners may never receive regulatory approval for the commercial sale of our product candidates. In addition, even if a product candidate ultimately receives regulatory approval, the regulatory process may include significant delays that could harm our business. For example, in 2010, our former collaborator GSK received a Complete Response letter from the FDA in which a preclinical finding of pancreatic acinar cell tumors in rats precluded approval of the HORIZANT NDA for the treatment of moderate-to-severe primary RLS at that time. GSK responded to questions raised by the FDA in the Complete Response letter with an NDA resubmission and amended the NDA from a Section 505(b)(1) to a 505(b)(2) application in order for the FDA to be able to consider published gabapentin nonclinical data in their assessment of HORIZANT. HORIZANT subsequently received approval from the FDA in 2011. However, our business was harmed due to the delay in obtaining approval for HORIZANT as a treatment for moderate-to-severe primary RLS. Moreover, if the FDA requires that any of our products or product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our business partners will be unable to continue or begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our products or product candidates is classified as a controlled substance by the DEA, we or our business partners would have to register annually with the DEA and those products or product candidates would be subject to additional regulation.

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

The FDA has substantial discretion in the approval process and may refuse to approve any application or decide that data submitted related to an NDA filing for our product candidate is insufficient for approval and require additional preclinical, clinical or other studies. Varying interpretations of the data obtained from preclinical and clinical testing or other studies could delay, limit or prevent regulatory approval of any of our product candidates. As part of their review process, the FDA could require additional studies or trials to satisfy particular safety concerns. For example, although we had discussions with the FDA in 2012 regarding the studies required by the FDA to support an NDA submission for XP21279 for the potential treatment of advanced idiopathic Parkinson’s disease, when or if we decide to pursue these studies and the approval of XP21279, the FDA could change their guidance or require additional studies, causing delay or the expenditure of additional resources. Even if the FDA or other regulatory agency approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials, and we or our business partners may be unable to maintain regulatory approvals for our products. In addition, the FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

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

An NDA submitted under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act subjects us to the risk that we may be subject to a patent infringement lawsuit that would delay or prevent the review and approval of our product candidate.*

Certain product candidates that we may develop with our business partners could potentially be submitted to the FDA for approval under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, as amended, or FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference.

For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as Paragraph IV certifications, that certify that any patents listed in the Patent and Exclusivity Information Addendum of the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, with respect to any product referenced in the Section 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the Section 505(b)(2) application. Under the Hatch-Waxman Act, the holder of patents that the Section 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit within 45 days of the patent owner’s receipt of notice triggers a one-time, automatic, up to 30-month stay of the FDA’s ability to approve the 505(b)(2) application. If we provide a Paragraph IV certification, the patent holder may file a patent infringement lawsuit, triggering up to a 30-month stay on the FDA’s ability to approve our Section 505(b)(2) application. Accordingly, we may invest a significant amount of time and expense in the development of one or more products only to be subject to significant delay and patent litigation before such products may be commercialized, if at all. A Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, or NCE, listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the approved product. To avoid such potential delay or for other reasons, we may pursue a full development pathway of such product candidate under Section 505(b)(1) of the FDCA, which could be more expensive and time consuming. Even if we submit an NDA under Section 505(b)(2), the FDA may reject our future Section 505(b)(2) submissions and require us to file such submissions under Section 505(b)(1). These factors, among others, may limit our ability to successfully commercialize our product candidates with our business partners.

Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to profitably sell any products that we or our business partners may develop.*

The United States and some foreign jurisdictions are considering, or have enacted, a number of legislative and regulatory proposals designed to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

Third-party claims of intellectual property infringement would require us to spend significant time and money and could prevent us and our business partners from developing or commercializing our products. *

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering products or other technologies of interest to us that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. For example, we are aware of a family of third-party patent applications relating to prodrugs of gabapentin. We believe the applications have been abandoned in the United States, the European Patent Office, Canada, Australia and the United Kingdom. Additionally, with respect to XP23829, we are aware of third-party patents and patent applications relating to the use of fumarates in the treatment of MS and psoriasis, including several such patents held by Biogen and included in the TECFIDERA Orange Book listing. With respect to the claims contained in these patent applications and patents, we believe that an approved XP23829 product would not infringe the claims of the patents at issue, that the patents would expire before any infringement would otherwise occur based on our current anticipated product development timelines, and/or that the claims in the third-party patents or patent applications are invalid and/or unenforceable. In addition, we believe that in all countries in which we hold or have licensed rights to patents or patent applications related to HORIZANT, REGNITE and gabapentin enacarbil, the composition-of-matter patents on gabapentin, the metabolite of gabapentin enacarbil, have all expired. However, it is possible that a judge or jury will disagree with our conclusions regarding non-infringement, invalidity and/or expiration of these patents that may relate to XP23829 and HORIZANT, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. In addition, there could be other third-party patents or patent applications covering certain aspects of our and our business partners’ planned development or commercialization activities that we are not yet aware of. Any legal action against our current or potential future business partners or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential injunction that could prevent us from selling the affected products, expose us to potential liability for damages and require our current or potential future business partners or us to obtain a license to continue to manufacture or market the affected products and processes. Licenses required under any of these patents may not be available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our and our business partners’ ability to develop, commercialize and sell HORIZANT, REGNITE or our product candidates. Such legal actions against us could also include the theory of contributory infringement, or claiming that because our prodrugs are broken down in the body into an active metabolite and other substances, that we have infringed on patents that cover the use of the active metabolite. We believe that there may continue to be significant litigation in the biotechnology and pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.

Furthermore, our commercial success will depend, in part, on our and our business partners’ ability to develop additional product candidates in current indications of interest or opportunities in other indications. Some of these activities may involve the use of genes, gene products, screening technologies and other research tools that are covered by third-party patents. Court decisions have indicated that the exemption from patent infringement afforded by the Hatch-Waxman Act does not encompass all research and development activities associated with product development. In some instances, we or our business partners may be required to obtain licenses to such third-party patents to conduct development activities, including activities that may have already occurred. It is not known whether any license required under any of these patents would be made available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our ability to maintain a pipeline of potential product candidates and to bring new products to market. If we or our business partners are required to defend against patent suits brought by third parties relating to third-party patents that may be relevant to development activities, or if we or our business partners initiate such suits, we or our business partners could incur substantial costs in litigation. Moreover, an adverse result from any legal action in which we are involved could subject us to damages and/or prevent us or our business partners from conducting development activities on our product candidates.

We may expend our limited resources to market or sell a product or pursue the development of a particular candidate or indication with a business partner and fail to capitalize on other products or product candidates or indications that may be more profitable or for which there is a greater likelihood of success. *

Because we have limited financial and managerial resources, we must focus on products and product candidates for the specific indications that we believe are the most promising. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products, including HORIZANT, or profitable market opportunities. In addition, we may spend valuable time and managerial and financial resources on marketing or promoting a product that is not commercially viable or developing product candidates with a business partner for specific indications that ultimately do not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product or product candidate, we may relinquish valuable rights to that product or product candidate through strategic arrangements in situations where it would have been more advantageous for us to retain sole rights to development and commercialization.

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

Our success also depends on our product candidates that are still under development. If we or our business partners are unable to bring any of these product candidates to market, or experience significant delays in doing so, our ability to generate revenue and our likelihood of success will be reduced. *

We are currently seeking to partner with potential third party business partners for the continued development of our two existing product candidates, XP21279 and XP23829. Any of our product candidates could be unsuccessful if it:

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

Moreover, even if clinical trial results of our product candidates are successful, we or our business partners may determine not to continue development of a particular product candidate. If we are unable to establish a partnership for the development and commercialization of XP21279 or XP23829, we may be unable to advance their development. If we or our future business partners are unable to make additional product candidates commercially available, we may not be able to generate substantial product revenues, which would adversely affect our business and financial condition.

We currently depend, and may in the future depend, on partnerships to complete the development, regulatory approval and commercialization of our product candidates. These partnerships may place the development of our product candidates outside our control, may require us to relinquish important rights, may otherwise be on terms unfavorable to us and may ultimately not be successful. *

Our dependence on current and future business partners for the development, regulatory approval and commercialization of some of our products and product candidates subjects us to a number of risks, including:

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

In addition to our partnerships with Astellas and Indivior, we may enter into future partnerships with third parties to further develop and commercialize HORIZANT/gabapentin enacarbil. For example, we have entered into a clinical trial agreement with the NIAAA pursuant to which the NIAAA is conducting a clinical trial of HORIZANT in patients with AUD. Moreover, we are seeking partners for the continued development of /or to develop and commercialize our product candidates, XP21279 and XP23829.

If our or our business partners’ preclinical studies do not produce successful results or clinical trials do not demonstrate safety and efficacy in humans, we or our business partners will not be able to commercialize our product candidates.*

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we and our business partners must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. A failure of one or more of our or our business partners’ clinical trials could occur at any stage of testing. For example, in July 2010, GSK announced top-line results from a 30-week, double-blind, placebo-controlled, Phase 2 clinical trial of HORIZANT as a potential prophylactic treatment for migraine headaches in which HORIZANT did not demonstrate a statistically significant improvement on the primary endpoint when compared to placebo. In addition, long-term safety concerns may prevent the approval of any of our product candidates by a regulatory authority. For example, in February 2010, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats delayed FDA approval of the HORIZANT NDA at that time. Furthermore, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. In addition, the results of clinical trials by third parties evaluating a prodrug sharing the same parent drug as our prodrug candidates, including prodrugs of MMF such as TECFIDERA, developed by Biogen and approved by the FDA in March 2013, may not be indicative of the results in clinical trials that we may conduct with HORIZANT or that our business partners may conduct with our prodrug candidates. Further, unfamiliarity with novel patient-reported outcome tools, trial assessments or endpoints or with certain patient populations, including related subject drop-out rates, could result in additional cost, delay or failure of our or our business partners’ clinical trials. For example, in 2013, we announced that our first Phase 3 clinical trial in MS patients with spasticity was unsuccessful in demonstrating that AP provided statistically significant improvement relative to placebo in the co-primary endpoints of the study.

We or our business partners may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process, which could delay or prevent our or our business partners’ ability to commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us to commence a clinical trial at a prospective trial site;

•	preclinical testing or clinical trials may produce negative or inconclusive results, which may require the conduct of additional preclinical or clinical testing or abandonment of projects that we or our business partners expect to be promising;

•	we or our business partners may suspend or terminate our clinical trials if the participating patients are being exposed to unacceptable health risks;

•	risks associated with clinical trial design may result in a failure of the clinical trial to show statistically significant results even if the product candidate is effective;

•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects.

We have relied, and may in the future rely, on third parties to conduct preclinical and clinical trials on our behalf. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for, or commercialize, our product candidates.*

We do not have the ability to independently conduct clinical trials, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators, collaborators, partners and contract laboratories, to conduct clinical trials. We have, in the ordinary course of business, entered into agreements with such third parties, and we may continue to do so to the extent we chose in the future to pursue the development of any product candidates. Nonetheless, we, as the sponsor, are responsible for confirming that each of our clinical trials that we may conduct is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. For example, we would need to prepare, and ensure our compliance with, various procedures required under good clinical practices, even though third-party contract research organizations have prepared and are complying with their own, comparable procedures. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our or our business partners’ preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we or our business partners may not be able to obtain regulatory approval for our product candidates, or successfully commercialize HORIZANT.

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

We may not develop additional prodrug product candidates.*

As part of a restructuring in 2010, we eliminated our discovery research department, which prevents our ability to discover additional product candidates at this time. Similarly, in connection with our strategic shift to focus on commercializing HORIZANT, in October 2015, we announced our plan to discontinue the internal development of XP23829 and are seeking to enter into a partnership for further development of XP23829 and XP21279. If we are unable to develop suitable product candidates from our internal efforts, we may pursue additional product candidates through in-licensing. Any growth through in-licensing would depend upon the availability of suitable product candidates at favorable prices and upon advantageous terms and conditions. To obtain additional product candidates, we may also reconstitute our discovery research department, which would require the expenditure of significant resources and the identification and hiring of a number of highly-skilled employees. Such efforts could divert the time and resources from the later-stage development or commercialization of HORIZANT or our product candidates.

If we are unable to develop or obtain suitable product candidates, we will not be able to increase our revenues in future periods, which could result in significant harm to our financial position and adversely impact our stock price.

Management transition creates uncertainties and could harm our business.*

We have recently had significant changes in executive leadership, and more could occur. Effective September 29, 2015, Ronald W. Barrett, Ph.D., resigned as our Chief Executive Officer and as a member of our Board of Directors. In connection with Dr. Barrett’s resignation, Vincent J. Angotti, who was then serving as our Executive Vice President and Chief Operating Officer, was appointed as our Chief Executive Officer and appointed to our Board of Directors.

As a result of the recent changes in our management team, Mr. Angotti has taken on substantially more responsibility for the management of our business and of our financial reporting which has resulted in greater workload demands and could divert his attention away from certain key areas of our business. Disruption to our organization as a result of executive management transition may have a detrimental impact on our ability to implement our strategy and could have a material adverse effect on our business, financial condition and results of operations.

Changes to company strategy, which can often times occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution and disrupt our ability to successfully manage and grow our business, and our results of operations and financial condition could suffer as a result.

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

In October 2015, we announced a reduction of 25 employees following our announcement that we were discontinuing internal development of XP23829 in connection with our strategic shift to focus on the commercialization of HORIZANT. In addition, we announced past workforce reductions in each of June 2013, May 2012 and March 2010, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain and/or attract talented employees. Further, to the extent we experience additional management transition, competition for top management is high and it may take many months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

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

Risks Related to Our Common Stock

Our stock price historically has been volatile and is likely to continue to be volatile in the future, and purchasers of our common stock could incur substantial losses.*

The market price of our common stock, and the market prices of securities of biopharmaceutical companies in general, have been highly volatile. In this regard, the market price of our common stock is likely to continue to be subject to wide fluctuations. The market price of our common stock may be influenced by many factors, including:

•	the commercial sales of HORIZANT, REGNITE or any of our other products that may result from our product candidates that may in the future be approved by the FDA or its foreign counterparts;

•	the costs to maintain adequate sales, marketing and commercial capabilities to commercialize HORIZANT;

•	adverse results or delays in clinical trials;

•	the timing of achievement of our clinical, regulatory, collaborating, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the filing for regulatory approval or the establishment of strategic arrangements for the development and commercialization of one or more of our product candidates;

•	announcement of FDA approvability, approval or non-approval of our product candidates, and the timing of the FDA review process;

•	actions taken by regulatory agencies with respect to HORIZANT, REGNITE or our product candidates, our clinical trials, our business partners’ clinical trials or our sales and marketing activities;

•	actions taken by regulatory agencies with respect to products or drug classes related to HORIZANT, REGNITE or our product candidates;

•	problems in our manufacturing or supply chain that limit or exhaust the quantity of supplies of HORIZANT that are available to patients;

•	partnering with third party business partners for the development of our product candidates;

•	changes in our business partners’ business strategies;

•	developments in our business relationships with Astellas, Indivior and/or the NIAAA, including potential disputes or the termination or further modification of our agreements with Astellas, Indivior and/or the NIAAA;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including infringement lawsuits;

•	actions taken by regulatory agencies with respect to our or our business partners’ compliance with regulatory requirements;

•	announcements or actions by stockholder activists;

•	possible sales of our common stock by holders of the 2022 Notes who may view the 2022 Notes as a more attractive means of equity participation in our company;

•	the conversion of some or all of the 2022 Notes and any sales in the public market of shares of our common stock issued upon conversion of the 2022 Notes;

•	hedging or arbitrage trading activity involving our common stock, including in connection with arbitrage strategies employed or that may be employed by investors in the 2022 Notes;

•	announcements of technological innovations or new products by us or our competitors;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	restatements of our financial results and/or material weaknesses in our internal controls; and

•	the loss of any of our key scientific or management personnel.

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

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders. *

As of October 15, 2015, our executive officers, directors and holders of 5% or more of our outstanding common stock, based upon information known to us and derived from Schedules 13G filed with the SEC, beneficially owned approximately 66% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the market price of our common stock.

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

If there are large sales of our common stock, the market price of our common stock could drop substantially. *

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of October 15, 2015, we had 63,207,477 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction. In addition, future issuances by us of our common stock upon the exercise or settlement of equity-based awards and conversions of the 2022 Notes would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares of common stock, or the perception that these sales might occur, could also adversely affect the market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended September 30, 2015.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of XenoPort, Inc. (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of XenoPort, Inc. (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of XenoPort, Inc. (3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (4)

3.5	Amended and Restated Bylaws of XenoPort, Inc., as amended effective May 19, 2015 (5)

4.1	Specimen Common Stock Certificate (6)

4.2	Form of Right Certificate (7)

4.3	Rights Agreement, dated as of December 15, 2005, by and between XenoPort, Inc. and Mellon Investor Services LLC (8)

4.4	Amendment No. 1 to Rights Agreement, dated as of January 29, 2015, by and between the Company and Computershare Inc., successor rights agent to Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC) (9)

4.5	Indenture, dated as of February 3, 2015, between XenoPort, Inc. and U.S. Bank National Association, including the form of 2.50% Convertible Senior Note due 2022 (10)

4.6	Form of Common Stock Warrant Agreement and Warrant Certificate (11)

10.1	Transition and Consulting Agreement, dated October 1, 2015, by and between the Company and Ronald W. Barrett, Ph.D. (12)

10.2	Promotion Letter Agreement, dated September 29, 2015, by and between the Company and Vincent J. Angotti (13)

10.3	Severance Rights Agreement, dated September 29, 2015, by and between the Company and Vincent J. Angotti (14)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18U.S.C.§1350) (15)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to Exhibit 3.1 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.2 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.
(3)	Incorporated herein by reference to Exhibit 3.3 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.

(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-53129), as filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.
(6)	Incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(8)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(9)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on February 3, 2015.
(10)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on February 3, 2015.
(11)	Incorporated herein by reference to Exhibit 4.6 of our Registration Statement on Form S-3 (File No. 333-206238), as filed with the SEC on August 7, 2015.
(12)	Incorporated herein by reference to Exhibit 10.38 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on October 1, 2015.
(13)	Incorporated herein by reference to Exhibit 10.39 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on October 1, 2015.
(14)	Incorporated herein by reference to Exhibit 10.40 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on October 1, 2015.
(15)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc.
(Registrant)

November 5, 2015	/S/ Vincent J. Angotti
Vincent J. Angotti
Chief Executive Officer and Director
(principal executive officer)

November 5, 2015	/S/ WILLIAM G. HARRIS
William G. Harris
Senior Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of XenoPort, Inc. (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of XenoPort, Inc. (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of XenoPort, Inc. (3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (4)

3.5	Amended and Restated Bylaws of XenoPort, Inc., as amended effective May 19, 2015 (5)

4.1	Specimen Common Stock Certificate (6)

4.2	Form of Right Certificate (7)

4.3	Rights Agreement, dated as of December 15, 2005, by and between XenoPort, Inc. and Mellon Investor Services LLC (8)

4.4	Amendment No. 1 to Rights Agreement, dated as of January 29, 2015, by and between the Company and Computershare Inc., successor rights agent to Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC) (9)

4.5	Indenture, dated as of February 3, 2015, between XenoPort, Inc. and U.S. Bank National Association, including the form of 2.50% Convertible Senior Note due 2022 (10)

4.6	Form of Common Stock Warrant Agreement and Warrant Certificate (11)

10.1	Transition and Consulting Agreement, dated October 1, 2015, by and between the Company and Ronald W. Barrett, Ph.D. (12)

10.2	Promotion Letter Agreement, dated September 29, 2015, by and between the Company and Vincent J. Angotti (13)

10.3	Severance Rights Agreement, dated September 29, 2015, by and between the Company and Vincent J. Angotti (14)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18U.S.C.§1350) (15)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to Exhibit 3.1 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.2 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.
(3)	Incorporated herein by reference to Exhibit 3.3 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.

(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-53129), as filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.
(6)	Incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(8)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(9)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on February 3, 2015.
(10)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on February 3, 2015.
(11)	Incorporated herein by reference to Exhibit 4.6 of our Registration Statement on Form S-3 (File No. 333-206238), as filed with the SEC on August 7, 2015.
(12)	Incorporated herein by reference to Exhibit 10.38 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on October 1, 2015.
(13)	Incorporated herein by reference to Exhibit 10.39 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on October 1, 2015.
(14)	Incorporated herein by reference to Exhibit 10.40 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on October 1, 2015.
(15)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.