Form 10-K
period 2015-12-31
XENOPORT INC
filed 2016-02-26
CIK 1130591

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑

As of June 30, 2015 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $284.0 million based on the closing sale price as reported on The NASDAQ Global Select Market for such date, which excludes an aggregate of 16,752,400 shares of the registrant’s common stock held by officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by, or under common control with, the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2016
Common stock, par value $0.001 per share	63,456,081 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Definitive Proxy Statement for the Annual Meeting of
Stockholders to be filed  with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this
Form 10-K are incorporated by reference.	Part III, Items 10-14

XENOPORT, INC.

HORIZANT, REGNITE, Transported Prodrug, XENOPORT and the XenoPort logo are trademarks of XenoPort, Inc.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections or earnings. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under Item 1A – “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

HORIZANT is also being evaluated under a clinical trial agreement with the National Institute on Alcohol Abuse and Alcoholism, or NIAAA, whereby the NIAAA is conducting a clinical trial of HORIZANT as a potential treatment for patients with alcohol use disorder, or AUD. XenoPort is supplying clinical trial product for, and will have access to data resulting from, this study.

XenoPort licensed rights to gabapentin enacarbil to Astellas Pharma Inc., or Astellas, in Japan, where it is known as REGNITE® (gabapentin enacarbil) Extended-Release Tablets. REGNITE has been approved by the Japanese Ministry of Health, Labor and Welfare, or MHLW, as a treatment for patients with moderate-to-severe primary RLS.

Our development-stage product candidates include: XP23829, a novel fumaric acid ester prodrug that may be a potential treatment for patients with moderate-to-severe chronic plaque-type psoriasis and/or patients with relapsing forms of multiple sclerosis, or MS; XP21279, a prodrug of levodopa that may be a potential treatment for patients with idiopathic Parkinson’s disease; and arbaclofen placarbil, or AP, which was licensed to Indivior UK Ltd., or Indivior, for its development and commercialization worldwide in all indications. AP is currently in development by Indivior as a potential treatment for patients with AUD.

In October 2015, following the completion of a Phase 2 study of XP23829 in patients with moderate-to-severe chronic plaque-type psoriasis, we announced that we would focus our resources on the continued commercialization of HORIZANT and seek partners for the further development and potential commercialization of XP23829 and XP21279. As such, we are seeking to maximize the value of these assets with potential future business partners whose expertise, resources and access to relevant markets potentially may enable further development and potential commercialization of these assets.

Given our focus on commercializing HORIZANT, we believe that the potential for HORIZANT may be enhanced through relationships that would enable further development and/or expanded commercialization efforts for HORIZANT. As such, we may enter into a relationship with a pharmaceutical company: for potential access to a primary care and/or expanded sales force to maximize the commercial potential of HORIZANT in the United States; to develop and commercialize HORIZANT outside of the United States and Japan; and/or to develop and commercialize HORIZANT for indications that fall outside our core commercialization capabilities. Alternatively, we may enter into relationships that may enhance the efficiency of our sales force, such as co-promotion opportunities where potentially synergistic central nervous system, or CNS, products could be detailed to current HORIZANT health care provider targets.

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

The human body contains specific membrane proteins, known as transporters, which are responsible for carrying nutrients into cells and across cell barriers. Active transport refers to cellular transporter mechanisms that interact with substrates such as nutrients and use energy to carry them across membranes. One aspect of our expertise and know-how utilizes the body’s natural mechanisms for actively transporting nutrients through cellular barriers to permit certain parent drugs with suboptimal oral absorption to be effectively and efficiently delivered into the body after the oral administration. We have identified specific, high-capacity nutrient transporter proteins in the intestines and chemically modified the structure of the parent drug to create what we call a Transported Prodrug that utilizes these transporters to achieve absorption across the intestinal cell barrier through active transport. Our Transported Prodrugs are designed to split apart, releasing the parent drug and residual substances that generally have well-studied, known safety characteristics. Gabapentin enacarbil, AP and XP21279 are all prodrugs that target transporter proteins that are present throughout the entire GI tract, including the colon.

Another aspect of our expertise and know-how is our prodrug chemistry knowledge, including control of the kinetics of cleavage of prodrugs in certain tissues. XP23829 is a prodrug that we believe to be passively absorbed from the GI tract, but it has been designed to selectively split apart in a specific way, releasing the pharmacologically active metabolite monomethyl fumarate, or MMF.

We have designed our prodrugs to be absorbed in the lower GI tract, which enables formulation using sustained-release technology and thereby may be used to maintain appropriate blood concentrations for an extended period after dosing. As a result of the improved oral absorption of our prodrugs, they may potentially have enhanced therapeutic benefits compared to the parent drugs, such as improved clinical efficacy, reduced side effects and/or less frequent dosing, which may result in increased patient convenience and compliance.

Marketed Product

Gabapentin Enacarbil (Known as HORIZANT in the United States and REGNITE in Japan)

Gabapentin enacarbil was approved in the United States in April 2011 for the treatment of moderate-to-severe primary RLS in adults and was approved in June 2012 for the management of PHN in adults. Glaxo Group Limited, or GSK, held commercialization rights for HORIZANT in the United States from March 2007 to April 2013. On May 1, 2013, pursuant to a termination and transition agreement with GSK, we completed the reacquisition of the exclusive rights to commercialize, promote, manufacture and distribute HORIZANT in the United States and assumed all responsibilities for any further development, manufacturing and commercialization of HORIZANT in the United States. REGNITE was approved by the Japanese MHLW in January 2012 for the treatment of moderate-to-severe primary RLS, and Astellas holds exclusive rights to commercialize REGNITE in Japan. For more information on our relationships with GSK and Astellas, see “Current and Former Partnerships and Collaborations” below. XenoPort holds worldwide rights to gabapentin enacarbil outside of Japan.

Approved Indications

RLS

Background on RLS.    RLS is a neurological condition that causes an irresistible urge to move the legs. This urge is usually caused or accompanied by unpleasant sensations, often described as burning, creeping, tugging or tingling inside the patients’ legs, ranging in severity from uncomfortable to painful. These RLS-related symptoms typically begin or worsen during periods of rest or inactivity, particularly when lying down or sitting, and may be temporarily relieved by movement such as walking or massaging the legs. Symptoms often worsen at night, and disturbed sleep is a common result of RLS. Left untreated, RLS may cause exhaustion, daytime fatigue, inability to concentrate and impaired memory.

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

Competing Treatments for RLS.    In the United States, the currently approved and most widely prescribed treatments for RLS belong to a class of drugs called dopamine agonists and include: MIRAPEX (pramipexole) from Boehringer Ingelheim GmbH and generic pramipexole; REQUIP (ropinirole) from GSK and generic ropinirole; and NEUPRO (a rotigotine transdermal system), a dopamine agonist patch from UCB S.A., all of which compete with HORIZANT. In Japan, we believe that REGNITE competes with Boehringer Ingelheim’s SIFROL (pramipexole) and the UCB rotigotine transdermal system that was launched in February 2013 by Otsuka Pharmaceutical Co., Ltd., which has exclusive rights to market it in Japan.

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

Commercialization

United States

We hold all commercialization rights for HORIZANT in the United States. We acquired the exclusive rights to commercialize, promote, manufacture and distribute HORIZANT in the United States on May 1, 2013, following the expiration of a transition period under a termination and transition agreement we entered into with GSK. We initiated our commercialization efforts in approximately 40 territories and, in the third quarter of 2014, expanded our sales force into approximately 70 territories in the United States. In the first quarter of 2015, we announced an additional expansion of our sales force and by the beginning of the third quarter of 2015, our sales force covered approximately 120 territories in the United States. Our sales force has continued to expand and is now up to approximately 135 territories in the United States. Our sales representatives primarily focus their promotional efforts on specialty doctors in each geographic territory. In January 2016, we converted all of our contract sales representatives into XenoPort-employed sales representatives, and our sales force now consists solely of XenoPort-employed sales representatives dedicated to HORIZANT education and promotion. However, we rely on, and expect to continue to rely on, our third-party contract sales organization to provide back-office logistical support for the XenoPort-employed sales representatives. In addition, we rely upon third-party service providers for manufacturing and distribution of HORIZANT.

During the year ended December 31, 2015, our net product sales of HORIZANT were $39.5 million, which increased from $20.2 million during the year ended December 31, 2014. Net product sales of HORIZANT during the year ended December 31, 2013 were $6.4 million, which reflected our sales of HORIZANT after we completed the reacquisition of rights to HORIZANT from GSK. We have experienced and may continue to experience fluctuations in quarterly sales of HORIZANT based on seasonal factors that include inclement weather, insurance reimbursement patterns and wholesaler ordering patterns.

We believe that the potential for HORIZANT may be enhanced through relationships that would enable further development and/or expanded commercialization efforts for HORIZANT. As such, we may enter into a relationship with a pharmaceutical company in order to: gain access to a primary care physician and/or an expanded sales force to maximize the commercial potential of HORIZANT in the United States; develop and commercialize HORIZANT outside of the United States and Japan; and/or develop and commercialize HORIZANT for indications that fall outside our core commercialization capabilities. Alternatively, we may enter into relationships that may enhance the efficiency of our sales force, such as co-promotion opportunities where potentially synergistic central nervous system, or CNS, products could be detailed to current HORIZANT health care provider targets.

Japan

Astellas holds exclusive rights to commercialize REGNITE in Japan. We receive high-teen royalties on net sales of REGNITE. During the years ended December 31, 2015, 2014 and 2013, our royalty revenue from Astellas, which was based on Astellas’ net sales of REGNITE in Japan, was $0.6 million, $0.6 million and $0.4 million, respectively.

Intellectual Property and Data Exclusivity

In the United States, the patent rights relating to the HORIZANT prodrug and its synthesis, as well as formulations and methods of its use, are owned by us and include a number of issued U.S. patents with expiration dates ranging from 2022 to 2029, as well as a number of pending U.S. patent applications with similar potential expiration dates. In January 2016, our patent term extension request filed with the U.S. Patent and Trademark Office, or USPTO, to extend the expiration date of our granted composition-of-matter patent for the HORIZANT prodrug, was granted, extending product-specific exclusivity under that patent out to April 6, 2025. In addition, we hold a granted U.S. patent directed to the crystalline form of the HORIZANT prodrug that has an expiration date of November 2026. We have six issued U.S. patents listed in the Patent and Exclusivity Information Addendum of the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, for HORIZANT. One of the Orange Book-listed patents has an expiration date in 2022, two have expiration dates in 2025, two have expiration dates in 2026 and one has an expiration date in 2029. The new chemical entity data exclusivity for HORIZANT expires in April 2016, and the orphan drug (data) exclusivity for use of HORIZANT in the management of PHN extends to June 2019. In Japan, the patent rights relating to the REGNITE prodrug, its synthesis, formulations and methods of use are also owned by us. The Japanese Patent Office granted a term extension on our composition-of-matter patent, which now extends to 2025 for the REGNITE prodrug. We also hold patents or pending patent applications outside the United States and Japan that are directed to the gabapentin enacarbil composition of matter and its synthesis, as well as formulations and methods of use thereof.

HORIZANT Post-Marketing Commitments and Post-Marketing Requirements

The FDA approval of HORIZANT for the treatment of moderate-to-severe primary RLS was associated with the requirement to conduct a program of post-marketing commitments, or PMCs, and post-marketing requirements, or PMRs, in adults, including: a 12-week, double-blind, placebo-controlled efficacy study evaluating 300 mg, 450 mg and 600 mg tablets of HORIZANT dosed once per day, or the adult low-dose efficacy study; two simulated driving studies; a drug-drug interaction study with morphine; and a cardiovascular safety, or QTc, study. Additionally, the RLS approval included a requirement to conduct a pediatric clinical program for subjects 13 years of age and older. The pediatric clinical program, which commenced in 2016, includes: a pharmacokinetics, or PK, study; a double-blind, parallel group, efficacy and safety study; an open-label long-term safety extension study; and a simulated driving study. The specific protocol submission and trial completion dates for these PMCs/PMRs range from April 2011 through July 2024. Many of these PMC/PMR studies, including conduct of the adult low-dose efficacy study, have been conducted and completed by GSK, and most of the FDA commitments/requirements are considered fulfilled; however, we are responsible for fulfilling the remaining, and any additional future post-marketing commitments and/or requirements, which will be expensive and time-consuming and may divert management time and resources away from our commercialization efforts.

In January 2014, we reported top-line results from the adult low-dose efficacy study. The study assessed the efficacy, safety and tolerability of three doses of gabapentin enacarbil (300 mg, 450 mg or 600 mg) versus placebo dosed once per day in 487 adult subjects with normal renal function. The comparisons of the 600 mg and 450 mg dose groups to placebo reached statistical significance (p<0.05) on both of the co-primary endpoints of the study (reduction from baseline in the International Restless Legs Syndrome Rating Scale Total Score (IRLS), and the percentage of responders as determined by the Clinical Global Impression of Improvement (CGI-I)). The difference between the 300 mg dose group and placebo was statistically significant for CGI-I but not for the IRLS score. Gabapentin enacarbil was generally well tolerated in the study. The two most common treatment emergent adverse events reported in the study that were greater than or equal to 5% and at least the rate of placebo in any gabapentin enacarbil treatment arm were: somnolence (7%, 10%, 16% and 11% for placebo, 300 mg, 450 mg and 600 mg dose groups, respectively) and dizziness (4%, 4%, 7% and 12% for placebo, 300 mg, 450 mg and 600 mg dose groups, respectively). The study report for this study has been completed and is currently under review by the FDA.

Clinical study protocols for the pediatric PK study, the pediatric efficacy and safety study and the pediatric open-label long-term safety extension study have been submitted to and agreed to by the FDA. These studies commenced in 2016.

Our Development-Stage Product Candidates

Gabapentin Enacarbil — A Transported Prodrug of Gabapentin

Gabapentin enacarbil is a Transported Prodrug of gabapentin. In the United States, we have granted patents drawn to the gabapentin enacarbil composition-of-matter and crystalline forms, the synthesis of gabapentin enacarbil, as well as pharmaceutical formulations containing gabapentin enacarbil and methods of use thereof. In Japan, we also hold patent rights relating to the gabapentin enacarbil prodrug moiety and its synthesis, as well as formulations and methods of use thereof. We also hold patents or pending patent applications outside of the United States and Japan that are directed to gabapentin enacarbil and its synthesis, as well as formulations and methods of its use.

Parent Drug Background

Gabapentin enacarbil is metabolized by the body to release gabapentin, a drug that has been sold by Pfizer as Neurontin since 1993 and is currently sold as a generic drug by a number of companies. Gabapentin is approved for marketing in the United States as adjunctive therapy in the treatment of partial seizures in patients with epilepsy and for the management of PHN. Data from clinical trials suggest that oral gabapentin may reduce alcohol craving and alcohol withdrawal symptoms. In addition, single-site clinical trials have also indicated that in alcohol dependent patients who are abstinent at treatment initiation, orally administered gabapentin may delay the onset to heavy drinking and may relieve symptoms of insomnia. In these studies, gabapentin was reported to be generally well-tolerated.

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

Our Transported Prodrug

Gabapentin enacarbil is designed to address the limitations of gabapentin by targeting high-capacity nutrient transporter mechanisms expressed throughout the length of the GI tract. We believe that this approach has addressed the variable and suboptimal exposure to gabapentin as experienced by some patients. By targeting transporters expressed throughout the length of the GI tract, we have been able to develop a sustained-release oral formulation of gabapentin enacarbil that we believe provides more consistent absorption of gabapentin and has overcome the need for frequent dosing of gabapentin.

Gabapentin enacarbil is designed to rapidly convert to gabapentin once absorbed from the GI tract, resulting in limited systemic exposure to the intact Transported Prodrug. In addition to producing gabapentin, gabapentin enacarbil is metabolized to release other components with well-studied, favorable safety characteristics. Gabapentin enacarbil has demonstrated a favorable safety profile in clinical trials. The most common side effects of gabapentin enacarbil are somnolence/sedation, dizziness and headache.

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

•	alcohol is often taken in larger amounts or over a longer period than was intended;

•	there is a persistent desire or unsuccessful efforts to cut down or control alcohol use;

•	a great deal of time is spent in activities necessary to obtain alcohol, use alcohol or recover from its effects;

•	craving, or a strong desire or urge to use alcohol;

•	recurrent alcohol use resulting in a failure to fulfill major role obligations at work, school or home;

•	continued alcohol use despite having persistent or recurrent social or interpersonal problems caused or exacerbated by the effects of alcohol;

•	important social, occupational or recreational activities are given up or reduced because of alcohol use;

•	recurrent alcohol use in situations in which it is physically hazardous;

•	alcohol use is continued despite knowledge of having a persistent or recurrent physical or psychological problem that is likely to have been caused or exacerbated by alcohol;

•	tolerance, as defined by either of the following:

•	a need for markedly increased amounts of alcohol to achieve intoxication or desired effect, or

•	markedly diminished effect with continued use of the same amount of alcohol; and

•	withdrawal, as manifested by either of the following:

•	the characteristic withdrawal syndrome for alcohol, or

•	alcohol (or a closely related substance, such as a benzodiazepine) is taken to relieve or avoid withdrawal symptoms.

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

Clinical Development by the NIAAA of Gabapentin Enacarbil in Patients with AUD.    We signed a clinical trial agreement with the NIAAA under which the NIAAA has initiated a clinical trial to evaluate gabapentin enacarbil as a potential treatment of patients with AUD. The clinical trial is a randomized, double-blind, placebo-controlled clinical trial evaluating the safety and efficacy of HORIZANT in patients with AUD but who are abstinent at treatment initiation. The treatment period of the trial is six months and the NIAAA plans to enroll approximately 350 patients. The NIAAA anticipates that the results from this trial may be available by the first half of 2017. Under the terms of our agreement with the NIAAA, we have supplied clinical trial material and the NIAAA is conducting and paying all other expenses associated with the clinical trial of HORIZANT. We will have access to study results generated under the proposed clinical trial to support any potential regulatory filings, including a potential supplemental NDA, or sNDA, submission for HORIZANT as a potential treatment for AUD.

XP23829 — A Prodrug of Monomethyl Fumarate

XP23829 is a fumaric acid ester compound and a patented prodrug of MMF that may be a potential treatment for patients with moderate-to-severe chronic plaque-type psoriasis and/or patients with relapsing forms of MS. In the United States, we hold granted patents directed to the XP23829 composition-of-matter and methods of treatment using XP23829, that have expiration dates in 2029. We also have an allowed U.S. patent that claims commercial synthesis of both the MMF starting material and the XP23829 compound with a potential expiration date extending into mid-2034 and pending U.S. patent applications drawn to crystalline forms of XP23829, as well as pharmaceutical formulations and dosage forms for the XP23829 prodrug. We have also filed applications directed to the XP23829 composition-of-matter, methods of use and methods of synthesis in non-U.S. jurisdictions.

Prodrug Background

Fumaric acid ester compounds that convert to MMF in the body have shown immuno-modulatory and neuroprotective effects in cell-based systems and preclinical models of disease. A product containing a combination of fumaric acid ester compounds, known as FUMADERM, from Biogen Idec Inc., or Biogen, is approved in Germany for the treatment of psoriasis. TECFIDERA (dimethyl fumarate, or DMF), also from Biogen, is another fumaric acid ester prodrug. TECFIDERA was approved in March 2013 by the FDA for patients with relapsing forms of MS and by the European Commission in February 2014 for the treatment of relapsing-remitting MS.

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

In June 2014, we initiated a Phase 2 multi-center, randomized, double-blind, placebo-controlled trial designed to assess the efficacy and safety of XP23829 as a potential treatment of patients with moderate-to-severe chronic plaque-type psoriasis. The trial was conducted at 33 sites in the United States and enrolled approximately 200 subjects with moderate-to-severe chronic plaque-type psoriasis. The trial included a 12-week treatment period which consisted of a three-week titration period followed by nine weeks of treatment at the targeted dose. There was a washout phase of up to four weeks prior to randomization for subjects who were previously taking systemic agents for the treatment of psoriasis. The trial also included a four-week post-treatment phase. Eligible study subjects were randomized to placebo or one of three active treatment arms of XP23829: 400 mg or 800 mg once daily; or 400 mg twice daily. The primary endpoint of the study was the percent change in Psoriasis Area and Severity Index (PASI) score from baseline at the end of week 12. Secondary endpoints included the proportion of subjects who achieved a reduction of 75% or greater from baseline in PASI (PASI-75) score and subjects who achieved a Static Physicians Global Assessment (sPGA) score of “clear” or “almost clear.”

In September 2015, we reported results from the Phase 2 study. XP23829 met its primary endpoint with both 800 mg once daily and 400 mg twice daily doses, demonstrating statistically significant improvements in percent change from baseline to week 12 in PASI score. XP23829 was determined to be safe and generally well tolerated. There were no deaths or life threatening adverse events, and no subjects met safety discontinuation criteria. The majority of treatment emergent adverse events were non-serious and mild to moderate in intensity. Diarrhea adverse event rates were consistent with other drugs in the fumaric acid ester class ranging from 22% to 40% in the XP23829 treatment groups compared with 15% for placebo. Other treatment emergent adverse events occurring at an incidence rate of greater than or equal to 10% were nausea, abdominal pain, vomiting and headache. The incidence of flushing in the XP23829 dose groups was similar to placebo. There was a low incidence and severity of lymphocyte reductions with recovery to within normal limits by four to six weeks post treatment. There were two treatment emergent serious adverse events assessed as possibly related to treatment with XP23829: acute cholecystitis and enterocolitis. Both subjects recovered.

We are currently conducting two-year carcinogenicity studies that were initiated in 2015 and are currently planned to be completed in 2017.

XP23829 Strategy

In October 2015, following the completion of the Phase 2 study, we announced that we would focus our resources on the continued commercialization of HORIZANT and shifted our strategy with XP23829 to discontinue its internal development and instead seek a future business partner for its further development and potential commercialization. Based on the XP23829 clinical trial results and toxicology studies, we believe that XP23829 could be developed by a partner as a potential treatment for patients with moderate-to-severe chronic plaque-type psoriasis and/or for patients with relapsing forms of MS.

We have discussed XP23829 as a potential treatment for moderate-to-severe chronic plaque-type psoriasis with the Division of Dermatology and Dentistry Products of the FDA. We believe that the Phase 2 clinical trial results of XP23829 in patients with moderate-to-severe chronic plaque-type psoriasis could enable a potential future business partner to request an End-of-Phase 2 meeting with the FDA and prepare to enter Phase 3 development of XP23829 as a potential treatment for patients with moderate-to-severe chronic plaque-type psoriasis.

We have also discussed with the Division of Neurology Products of the FDA our then proposed development plans for XP23829 as a potential treatment for patients with relapsing forms of MS. Based on the feedback we have received, we believe that the FDA would allow a potential future business partner to initiate a single Phase 3 clinical study to support potential approval in this indication using XP23829 doses that produce MMF exposure similar to that produced by the approved dose of TECFIDERA.

XP21279 — A Transported Prodrug of Levodopa

XP21279 is a Transported Prodrug of levodopa that may be a potential treatment for patients with idiopathic Parkinson’s disease. We hold a composition-of-matter patent and a formulation patent in the United States on XP21279 with expiration dates in 2025 and hold patents or pending patent applications directed to the XP21279 methods of synthesis and use in the United States. We have also filed applications directed to the XP21279 composition of matter and methods of synthesis and use in other jurisdictions. We are currently seeking potential future business partners for the further development and potential commercialization of XP21279.

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

XP21279 Strategy

We continue to seek potential future business partners for the further development and potential commercialization of XP21279. Based on favorable XP21279 clinical trial results, we believe that XP21279 could be developed by a partner as a potential treatment for patients with idiopathic Parkinson’s disease.

In 2012, we conducted an End-of-Phase 2 meeting with the FDA in which we received feedback that our then proposed development program for XP21279 could support a potential NDA submission under Section 505(b)(2) of the FDCA. Based on our discussions with the FDA, we believe that a potential future business partner could conduct a single, pivotal, Phase 3 clinical trial comparing optimized doses of XP21279 to SINEMET, along with an open-label safety study, which could form the basis for an NDA submission as a potential treatment for advanced idiopathic Parkinson’s disease. The FDA provided specific guidance on the proposed design of the pivotal trial and confirmed that efficacy and safety data from this study could be included in the product label.

Current and Former Partnerships and Collaborations

Indivior UK Ltd.

Under the terms of an exclusive license agreement with Indivior, which became effective on June 19, 2014, we granted exclusive, world-wide rights to develop and commercialize pharmaceutical products containing AP and other prodrugs of baclofen or R-baclofen, or AP Products, for all indications, subject to our right of first negotiation to collaborate to develop and commercialize AP Products for non-addiction indications. In exchange for these rights, we received an upfront, non-refundable cash payment of $20.0 million in June 2014 and also received an additional $5.0 million in July 2014 after delivery of specified materials to our exclusive licensee, both of which were recognized in the third quarter of 2014. We are also eligible to receive aggregate cash payments of up to $120.0 million upon Indivior’s achievement of certain contingent event-based payments, of which $70.0 million are regulatory and development-based and $50.0 million are commercialization-based. In addition, we are entitled to receive tiered double-digit royalty payments of up to the mid-teens on a percentage basis on potential future net sales of AP Products in the United States, and high single-digit royalty payments on potential future net sales of AP Products outside the United States. Indivior may terminate the agreement at its discretion; in such event, all AP Product rights would revert to us and we would be entitled to specified transition assistance from Indivior. Indivior has reported that it has commenced a Phase 2 clinical trial of AP as a potential treatment for patients with AUD.

Astellas Pharma Inc.

In December 2005, we entered into an agreement in which we licensed to Astellas exclusive rights to develop and commercialize gabapentin enacarbil in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. Under the terms of this agreement, we received an initial license payment of $25.0 million and have subsequently received $40.0 million in milestone payments as of December 31, 2015. As of February 2016, we remain eligible to receive potential clinical and regulatory contingent payments totaling up to an additional $20.0 million. In May 2013, Astellas informed us that they did not have plans for commercialization of REGNITE in the countries other than Japan in their territory. As a result, all rights to gabapentin enacarbil in Korea, the Philippines, Indonesia, Thailand and Taiwan reverted to us. Gabapentin enacarbil, known as REGNITE in Japan, has been approved by the MHLW and is being commercialized by Astellas in Japan. We are entitled to receive percentage-based high-teen royalties on net sales of REGNITE in Japan, with the royalties recognized when royalty payments are received by us. Astellas is solely responsible for the manufacturing of REGNITE to support its development and commercialization in Japan. Astellas may terminate the agreement at its discretion; in such event, all REGNITE product rights would revert to us and we would be entitled to specified transition assistance from Astellas.

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

Patents and Proprietary Rights

We will be able to protect our technology from unauthorized use by third parties only to the extent that our technology is covered by valid and enforceable patents or effectively maintained as trade secrets and able to be utilized without infringing or misappropriating the proprietary rights of others. Our success in the future will depend in part on obtaining and maintaining patent protection for our technologies, product candidates and marketed products. Accordingly, patents and other proprietary rights are essential elements of our business. Our policy is to actively seek in the United States and selected foreign countries patent protection for our proprietary technologies and compositions-of-matter that are commercially important to the development of our business.

Issued U.S. and foreign patents generally expire 20 years after their earliest priority date which is set by the initial filing of an application in the relevant patent family. We hold a number of issued patents in the United States, including composition-of-matter patents for HORIZANT/gabapentin enacarbil, and for our XP23829, AP and XP21279 product candidates. We also have a number of pending patent applications in the United States relating to HORIZANT/gabapentin enacarbil, XP23829, AP and XP21279. Of the issued U.S. patents that we hold, many are related to compounds, pharmaceutical compositions and dosage forms containing the compounds and therapeutic methods of using the compounds and compositions. We further hold a number of issued U.S. patents related to methods of synthesis, proteomics methodology and screening methodology that could be useful in connection with HORIZANT and our product candidates. In addition, we hold a number of issued foreign national patents and pending patent applications, and we have pending Patent Cooperation Treaty international patent applications that preserve our rights to pursue national patent rights in the United States and other Treaty member nations and pending European regional patent applications that permit us to pursue patent rights that may be validated in a number of European member countries. The claims in these various patents and patent applications are directed to compositions-of-matter, including claims covering product candidates, lead compounds and key intermediates, pharmaceutical compositions and dosage forms, methods of therapeutic use and processes for making our compounds, along with methods of design, synthesis, selection and use of Transported Prodrugs in general.

The patent rights relating to the HORIZANT prodrug (gabapentin enacarbil) and its synthesis, as well as formulations and methods of its use are owned by us and include a number of issued U.S. patents with expiration dates ranging from 2022 to 2029, as well as a number of pending U.S. patent applications with similar potential expiration dates. In January 2016, the USPTO granted a U.S. patent term extension on our base composition-of-matter patent for the HORIZANT prodrug, thereby extending the product-specific exclusivity under that patent from its original 2022 expiration date to April 2025. In addition, we hold a granted U.S. patent directed to the crystalline form of the HORIZANT prodrug that has an expiration date of November 2026. Six of our issued U.S. patents are listed in the Orange Book for HORIZANT. One of the Orange Book-listed patents has an expiration date in 2022, two have expiration dates in 2025, two have expiration dates in 2026 and one has an expiration date in 2029. Additionally, the FDA granted new chemical entity data exclusivity for HORIZANT that will expire in April 2016, and orphan drug (data) exclusivity for use of HORIZANT in the management of PHN that extends to June 2019. In Japan, the patent rights relating to the REGNITE prodrug, its synthesis, formulations and methods of use are also owned by us. The Japanese Patent Office granted a term extension on our composition-of-matter patent, which now extends to 2025 for REGNITE. We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to HORIZANT, REGNITE and gabapentin enacarbil, the composition-of-matter patents on the active pharmaceutical moiety gabapentin itself have all expired. However, it is possible that a judge or jury will disagree with our conclusions regarding the expiration of such third party patents that may relate to HORIZANT, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. For XP23829, we own an issued U.S. composition-of-matter patent and an issued U.S. method of treatment patent that have expiration dates of 2029. We also have an allowed U.S. patent that claims commercial synthesis of both the MMF starting material and the XP23829 compound with a potential expiration date extending into mid-2034 and pending U.S. patent applications drawn to crystalline forms of XP23829, as well as pharmaceutical formulations and dosage forms for the XP23829 prodrug. For AP, we hold issued U.S. composition-of-matter patents that have expiration dates ranging from 2024 to 2025. For XP21279, we own an issued U.S. composition-of-matter patent that has an expiration date of 2025. Although third parties may challenge our rights to, or the scope or validity of, our patents, to date, other than the European opposition described below, we have not received any communications from third parties challenging our patents or patent applications covering HORIZANT, REGNITE or our product candidates.

In 2008, a law firm, on behalf of an undisclosed client, filed an opposition against the grant of one of our European patent applications covering gabapentin enacarbil. The European Patent Office, or EPO, in opposition proceedings in 2010, undertook a formal review of the issues raised by the opponent and decided to maintain the grant of our European patent covering the gabapentin enacarbil composition-of-matter. While the law firm that filed the opposition initially appealed the ruling on behalf of the undisclosed client, that appeal was withdrawn in 2010. The base composition-of-matter patent on gabapentin, the parent molecule of our HORIZANT/REGNITE/gabapentin enacarbil prodrug, expired in 2000; however, through September 2004, Pfizer continued to offer a proprietary gabapentin product (NEURONTIN) under a patent covering a process to make gabapentin with fewer contaminants. This process patent, which has an expiration date of 2017 and is listed in the Orange Book, has been the subject of ongoing litigation between Pfizer and several generic manufacturers, including Actavis, Ivax Pharmaceuticals, Inc. and Teva. Pfizer now markets generic gabapentin through its Greenstone Ltd. subsidiary. Actavis and Teva, along with many other generic companies, also currently market generic versions of gabapentin. In 2011, the litigation was settled, and Pfizer granted a license to Teva, Ivax and Actavis (Purepac unit) to make and sell gabapentin under the process patent. We have not been a party to this litigation, and we believe that the manufacturing process for our gabapentin enacarbil prodrug does not infringe the patent that was the subject of this litigation. Since the Pfizer settlement apparently did not prevent the sale of gabapentin by other generic manufacturers, we and/or Astellas are not limited in our choices of potential suppliers for the gabapentin parent molecule.

The product candidates for which we are seeking a future business partner for their further development, XP23829 and XP21279, could potentially be submitted to the FDA for approval under Section 505(b)(2) of the

Food, Drug and Cosmetic Act, or FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as Paragraph IV certifications, that certify that any patents listed in the Orange Book, with respect to any product referenced in the Section 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the Section 505(b)(2) application. Under the Hatch-Waxman Act, the holder(s) of any Orange Book patent(s) that the Section 505(b)(2) application certifies over may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit within 45 days of an Orange Book patent owner’s receipt of notice triggers a one-time, automatic, up to 30-month stay of the FDA’s ability to approve the 505(b)(2) application. Accordingly, our current and potential future business partners could experience significant delay and patent litigation before any products resulting from our product candidates may be commercialized, if at all. We are not aware of any unexpired Orange Book-listed patents covering MMF, R-baclofen or levodopa, which molecules are the pharmaceutically active metabolites of XP23829, AP and XP21279, respectively. However, we are aware that there are six patents listed in the Orange Book for TECFIDERA that have expiration dates ranging from 2018 to 2028. If a potential future business partner files a 505(b)(2) application with respect to XP23829 that references TECFIDERA data, it will have to provide a Paragraph IV certification against any such listed patents if they have not expired by that time. If a potential future business partner provides a Paragraph IV certification, the patent holder may file a patent infringement lawsuit, triggering up to a 30-month stay on the FDA’s ability to approve any 505(b)(2) application submitted by a potential future business partner.

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

Manufacturing

Under the terms of the November 2012 termination and transition agreement with GSK, we acquired an inventory of approximately 50 metric tons of gabapentin enacarbil, the active pharmaceutical ingredient, or API, of HORIZANT. We continue to use this acquired inventory to supply our commercial manufacturing partner Patheon Pharmaceuticals Inc., or Patheon. Although this existing inventory of gabapentin enacarbil API has reached the end of its initially specified re-test period, we believe that such inventory will remain in specification and will continue to be usable for HORIZANT manufacturing upon re-test or, in the alternative, we believe that the API can be re-crystallized into usable form. Independent of its usable lifespan, this supply of gabapentin enacarbil inventory will not provide sufficient material to support drug product manufacturing. In September 2015, we entered into a statement of work under our manufacturing services agreement with our contract pharmaceutical material manufacturing partner, Lonza Ltd, or Lonza, for production of 20 metric tons of new gabapentin enacarbil scheduled for release by the end of 2016. Lonza was the single source supplier of gabapentin enacarbil for GSK and manufactured the inventory that we acquired from GSK. Lonza is now our single source supplier of API and manufactures gabapentin enacarbil for us under license to our manufacturing technologies. If we are incorrect about the future usability of our existing inventory of gabapentin enacarbil, or are unable to have it meet specifications upon re-crystallization, or if Lonza is unable to successfully manufacture new inventory of gabapentin enacarbil for us and/or if we are unable to identify, contract and qualify an alternative API manufacturer, the amount of HORIZANT we could have manufactured may be limited and the commercialization of HORIZANT could be impaired or interrupted. In addition, under the terms of our manufacturing services agreement with Lonza, both parties have termination rights without cause pursuant to an 18-month notice period, as well as early termination rights arising from the counterparty’s uncured breach. If, for any reason, Lonza is unable or unwilling to perform under our manufacturing services agreement, we may not be able to locate alternative API manufacturers or enter into favorable agreements with them. In addition, identifying, contracting and qualifying a new gabapentin enacarbil manufacturer will take a significant period of time, giving rise to potential impaired or interrupted supply of HORIZANT. Under the terms of our license agreement with Astellas, it is solely responsible for the manufacture of REGNITE API (gabapentin enacarbil) and finished drug product to support its commercialization efforts in Japan. To our knowledge, Astellas is currently relying on single source suppliers for commercial supplies of REGNITE. As a result, if Astellas fails to manufacture or contract to manufacture sufficient quantities of REGNITE API and/or finished drug product, commercialization of REGNITE could be impaired in Japan.

Although we do own the dedicated HORIZANT manufacturing equipment and line at Patheon, we do not own or operate pharmaceutical manufacturing facilities for the production of clinical or commercial quantities of HORIZANT or REGNITE. We also have limited management expertise in commercial supply operations. Currently, we rely on Patheon as our single source supplier of clinical and commercial HORIZANT finished drug product pursuant to a commercial supply agreement. Our purchase price for the manufacture and supply of HORIZANT is volume-based. Both parties have early termination rights with notice periods of varying lengths for various causes, including for the counterparty’s uncured breach. Patheon also has the right to terminate the supply agreement upon 18 months prior notice if we sell, assign or otherwise transfer rights to HORIZANT to a competitor of Patheon. If, for any reason, Patheon is unable or unwilling to perform under our commercial supply agreement, we may not be able to locate alternative manufacturers or enter into favorable agreements with them. In addition, qualifying and then successfully registering a new HORIZANT manufacturer with the FDA is time consuming and could require at least about 18 months to carry out.

If we are unable to manufacture or contract to manufacture sufficient quantities of HORIZANT API and/or finished drug product, the development and commercialization of HORIZANT could be impaired or interrupted. For example, manufacturing delays resulted in a stockout of HORIZANT in 2013. As a result of those manufacturing delays, our full commercial promotion of HORIZANT was delayed for approximately one month. If we, Lonza and/or Patheon experience similar delays or manufacturing issues, our ability to commercialize HORIZANT could be further impaired or interrupted. In particular, our inability to acquire sufficient quantities of HORIZANT could result in future stockouts and existing patients not having access to HORIZANT. Under the terms of our license agreement with Astellas, Astellas is solely responsible for the manufacture of REGNITE to support its commercialization in Japan. To our knowledge, Astellas is currently relying on single source suppliers for commercial supplies of REGNITE. As a result, if Astellas fails to manufacture or contract to manufacture sufficient quantities of REGNITE, commercialization of REGNITE could be impaired in Japan.

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

Research and Development

Historically, we have devoted a significant amount of resources to develop our product candidates. For the years ended December 31, 2015, 2014 and 2013, we recorded $22.7 million, $23.7 million and $33.3 million, respectively, in research and development expenses. As a result of our recent strategic shift to focus on HORIZANT commercialization, and our decision to discontinue the internal development of XP23829 and to seek partners for further development and potential commercialization of XP21279 and XP23829, we expect our future research and development expenses will decline, in particular after we eliminate activities related to our Phase 2 clinical trial of XP23829 and complete our ongoing non-clinical carcinogenicity studies of XP23829. In addition, we implemented a workforce reduction of approximately 25 employees in connection with our strategic shift to focus on HORIZANT commercialization, which included the substantial elimination of our research and development function. Accordingly, we expect that our research and development expenses in 2016 will be significantly lower than 2015 levels, and will consist primarily of headcount and other overhead expenses, as well as expenses related to our ongoing non-clinical studies of XP23829.

Competition

The pharmaceutical and biotechnology industries are intensely competitive. HORIZANT/REGNITE compete with existing drugs and therapies. If our product candidates are developed and ultimately commercialized by a current or potential future business partner, they will also compete with existing drugs and therapies. There are many pharmaceutical companies, biotechnology companies, public and private universities, government agencies and research organizations actively engaged in research and development of products targeting the same markets as HORIZANT/REGNITE. Many of these organizations have substantially greater financial, technical, manufacturing and marketing resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have.

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

Products that we believe compete with HORIZANT in the United States include the following drugs approved for the treatment of moderate-to-severe primary RLS in adults: MIRAPEX (pramipexole) from Boehringer Ingelheim and generic pramipexole; REQUIP (ropinirole) from GSK and generic ropinirole; and NEUPRO (a rotigotine transdermal system), a dopamine agonist patch from UCB. In Japan, we believe that REGNITE competes with Boehringer Ingelheim’s SIFROL (pramipexole) and the UCB rotigotine transdermal system, which was launched in February 2013 by Otsuka, which has exclusive rights to market in Japan. Products that we believe compete with HORIZANT in the United States for the management of PHN include drugs that act on the same target as HORIZANT, such as GRALISE (once-daily formulation of gabapentin) from Depomed, LYRICA (pregabalin) and NEURONTIN (gabapentin) from Pfizer and generic gabapentin. HORIZANT could also experience competition from a capsaicin patch (marketed as QUTENZA by Acorda Therapeutics, Inc.) and transdermal patches containing the anesthetic known as lidocaine (marketed as LIDODERM by Endo). In addition, while not a treatment for shingles or PHN, HORIZANT could experience competition from a shingles vaccine, known as ZOSTAVAX by Merck & Co., that is a live attenuated vaccine to help prevent shingles. There is also a shingles vaccine in late-stage development, known as HZ/su, which is being developed by GSK. Products that could compete with HORIZANT/gabapentin enacarbil for the treatment of AUD include ANTABUSE (disulfiram) marketed by TEVA; REVIA and VIVITROL, oral and injectable formulations of naltrexone, marketed by Barr Pharmaceuticals and Alkermes, respectively; and CAMPRAL (acamprosate), marketed by Actavis.

HORIZANT/REGNITE and our product candidates may also compete in the future with new products currently under development by others. In this regard, there may be other compounds of which we are not aware or that are at an earlier stage of development and may compete directly with HORIZANT/REGNITE or our product candidates. Any products that our current or potential future business partners develop and commercialize are likely to be in a highly competitive market, and many of our competitors may succeed in developing products that may render HORIZANT/REGNITE or any products resulting from our product candidates obsolete or noncompetitive.

With respect to HORIZANT/REGNITE and our product candidates, we believe that our ability and that of current and potential future business partners to successfully compete will depend on, among other things:

•	the existence of competing or alternative products in the marketplace, including generic competition, and the relative price of those products;

•	the efficacy, safety and reliability of HORIZANT/REGNITE and our product candidates compared to competing or alternative products;

•	product acceptance by physicians, other health care providers and patients,

•	our ability to obtain and retain patent and/or other proprietary protection for products and technologies;

•	obtaining reimbursement for products in approved indications;

•

the ability of our current and potential future business partners to complete clinical development and obtain regulatory approvals for our product candidates, and the timing and scope of regulatory approvals;

•

our ability and that of our current and potential future business partners to comply with applicable laws, regulations and regulatory requirements and restrictions with respect to product commercialization, including with respect to any changed or increased regulatory restrictions;

•	our ability and that of our current and potential future business partners to supply commercial quantities of a product to the market; and

•	our ability and that of our current and potential future business partners to attract and retain qualified product development and commercial personnel.

With respect to our product candidates, we expect our current and potential future business partners to compete on, among other things, product efficacy and safety, time to market, price, extent of adverse side effects experienced and convenience of treatment procedures. Our objective is for our current and potential future business partners to develop and commercialize our product candidates as new medicines with superior efficacy, convenience, tolerability and/or safety. To the extent that our current and potential future business partners are able to develop and commercialize our product candidates, they are likely to compete with existing drugs that have long histories of effective and safe use and with new therapeutic agents. We expect that any product candidates that are commercialized by current or potential future business partners will compete with existing, market-leading medicines.

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

The results of preclinical studies and clinical trials, together with detailed information on the manufacture, composition and quality of the product, are submitted to the FDA in the form of an NDA requesting approval to market the product. The NDA typically must be accompanied by a significant user fee payment. The FDA has substantial discretion in the approval process and may refuse to approve any application or decide that data submitted related to an NDA filing for any of our product candidates is insufficient for approval and require additional preclinical, clinical or other studies.

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

In addition, for NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include Paragraph IV certifications that certify that any patents listed in the Orange Book with respect to any product referenced in the Section 505(b)(2) application are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the Section 505(b)(2) application. Under the Hatch-Waxman Act, the holder of patents that the Section 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit within 45 days of the patent owner’s receipt of notice triggers a one-time, automatic, stay of up to 30-months of the FDA’s ability to approve the 505(b)(2) application. A Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. For example, we are aware that there are six patents listed in the Orange Book for TECFIDERA that have expiration dates ranging from 2018 to 2028. If a potential future business partner files a 505(b)(2) application with respect to XP23829 that references TECFIDERA data, it will have to provide a Paragraph IV certification against any such listed patents if they have not expired by that time. Additionally, the FDA may require a potential future business partner to perform one or more additional clinical studies or measurements to support differences between our product candidate and the approved products being referenced in the application. The FDA may also reject a potential future business partner’s future Section 505(b)(2) submissions and require it to file such submissions under Section 505(b)(1) of the FDCA, which could cause delay and be considerably more expensive and time consuming.

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

Federal and State Fraud and Abuse and Data Privacy and Security and Transparency Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state healthcare laws and regulations restrict certain business practices in the biopharmaceutical industry. These laws include, but are not limited to, anti-kickback, false claims, data privacy and security, and transparency statutes and regulations. We are, or may in the future become, subject to these laws.

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

The federal false claims laws, including the federal civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of, or payment for, healthcare benefits, items or services.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, impose certain requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates — independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the PPACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

Also, many states have similar healthcare statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Some states require the posting of information relating to clinical studies. In addition, California, as well as certain other states, requires pharmaceutical companies to implement a comprehensive compliance program that includes a limit on expenditures for, or payments to, individual medical or health professionals. We have adopted a comprehensive compliance program that we believe complies with California law. If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion of products from reimbursement under government programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that HORIZANT is sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Pharmaceutical Coverage, Pricing and Reimbursement

In both domestic and foreign markets, sales of pharmaceutical products depend in part on the availability of coverage and adequate reimbursement from third-party payers. Third-party payers include government health administrative authorities, managed care providers, private health insurers and other organizations. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payers to reimburse all or part of the associated healthcare costs. Patients are unlikely to use HORIZANT/REGNITE unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of HORIZANT/REGNITE. Sales of HORIZANT/REGNITE therefore depend substantially, both domestically and abroad, on the extent to which the costs of HORIZANT/REGNITE will be paid by third-party payers.

These third-party payers are increasingly focused on containing healthcare costs by challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the coverage and reimbursement status of newly approved healthcare products. The market for HORIZANT/REGNITE depends significantly on access to third-party payers’ drug formularies, or lists of medications for which third-party payers provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical companies. Also, third-party payers may refuse to include a particular branded drug in their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Because each third-party payer individually approves coverage and reimbursement levels, obtaining coverage and adequate reimbursement is a time-consuming, costly and sometimes unpredictable process. We may be required to provide scientific and clinical support for the use of any product to each third-party payer separately with no assurance that approval would be obtained, and we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of HORIZANT/REGNITE. This process could delay the market acceptance of any product and could have a negative effect on our future revenues and operating results. We cannot be certain that HORIZANT/REGNITE will be considered cost-effective. Because coverage and reimbursement determinations are made on a payer-by-payer basis, obtaining acceptable coverage and reimbursement from one payer does not guarantee we will obtain similar acceptable coverage or reimbursement from another payer. If we are unable to obtain coverage of, and adequate reimbursement and payment levels for, HORIZANT/REGNITE from third-party payers, physicians may limit how much or under what circumstances they will prescribe or administer them and patients may decline to purchase them. This in turn could affect our or Astellas’ ability to successfully commercialize HORIZANT/REGNITE and negatively impact our results of operations, financial condition and future success.

In addition, in many foreign countries, particularly the countries of the European Union, or the EU, the pricing of prescription drugs is subject to government control. In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. We may face competition for HORIZANT in the future from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, there may be importation of foreign products that compete with HORIZANT, which could negatively impact our revenues and prospects for profitability.

Healthcare Reform

In the United States and foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state level that seek to reduce healthcare costs, improve quality of care, and enhance access to healthcare.

For example, the recently enacted federal Drug Supply Chain Security Act, imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this new federal legislation, manufacturers will be required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, and notification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Furthermore, political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Initiatives to reduce the federal deficit and to reform healthcare delivery are increasing cost-containment efforts. We anticipate that Congress, state legislatures and the private sector will continue to review and assess alternative benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls on pharmaceuticals and other fundamental changes to the healthcare delivery system. For example, in 2015, Democrats on the House Committee on Oversight and Government Reform formed the Affordable Drug Pricing Task Force aimed, in part, to address rising costs of pharmaceutical products. They intend to seek improved transparency in drug pricing and increased power for the federal government to negotiate prices of drugs. Additionally, there have been several recent U.S. Congressional inquiries regarding certain drug manufacturers’ pricing practices and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Any proposed or actual changes could limit or eliminate our current and potential future business partners spending on development projects and adversely affect our prospects for profitability.

Further, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, collectively PPACA, was signed into law. PPACA has the potential to substantially change the way healthcare is financed by both governmental and private insurers. Among other measures that could have a significant impact on our business, PPACA:

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

•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	expanded eligibility criteria for Medicaid programs;

•	expanded the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•

imposed new requirements to report annually certain payments or “transfers of value” provided to physicians and teaching hospitaland to report any ownership and investment interests held by physicians and their immediate family members;

•	imposed a new requirement to track and annually report certain drug samples that manufacturers and distributors provide to licensed practitioners;

•	expanded government investigative powers and enhanced penalties for noncompliance under certain healthcare laws;

•	created a licensure framework for follow-on biologic products; and

•	created a new Patient-Centered Outcomes Research Institute regarding comparative clinical effectiveness research.

We expect that PPACA may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. We are still unsure the full impact that PPACA may have on our business. There have been judicial and Congressional challenges to certain aspects of PPACA, and we expect there will be additional challenges and amendments in the future.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, following passage of the Bipartisan Budget Act of 2015, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers.

In addition, applicable reforms also occur on the local level. For example, multiple counties (including King County in Washington, and Alameda, San Mateo, Santa Clara and San Francisco counties in California) have enacted pharmaceutical manufacturer take-back ordinances/regulations that place primary responsibility for end-of-life management of drug products on drug producers. These new take-back programs will require the creation, administration, promotion and payment of costs including county administrative costs of administering and enforcing the programs.

In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we are able to charge for HORIZANT, or the amounts of reimbursement available for HORIZANT. If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business. Managed care organizations, as well as Medicaid and other government agencies, continue to seek price discounts. Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payer or policy actions, which may include cost containment and healthcare reform measures.

Customers and Financial Information About Geographic Areas

In the United States, HORIZANT is sold to distributors who primarily distribute the product to pharmacies. In 2015, the principal distributors for HORIZANT were Cardinal Health, Inc., McKesson

Corporation and AmerisourceBergen Corporation. In 2015, 94% of the HORIZANT drug product sales were derived from these three distributors. We have standard industry agreements made in the ordinary course of business with these distributors, which include prompt payment discounts and various standard fee or rebate arrangements. Purchases are made on a purchase order basis.

Further information on our total revenues other than HORIZANT drug product sales is included in Note 2 to our financial statements. All of our long-lived assets are located in the United States and all of revenues, except our royalty revenue from Astellas which is based on Astellas’ net sales of REGNITE in Japan, are sourced in the United States.

Facilities

We lease approximately 103,000 square feet of office and laboratory space in an office building at 3410 Central Expressway, Santa Clara, California, which is scheduled to expire on May 31, 2016.

Employees

As of February 12, 2016, we had 214 full-time employees, including 134 XenoPort-employed sales representatives. Our employees are not represented by a collective bargaining agreement. We believe our relations with our employees are good.

Executive Officers of the Registrant

The following sets forth certain information regarding our executive officers as of February 12, 2016:

Name	Age	Position
Vincent J. Angotti	48	Chief Executive Officer and Director
Gregory T. Bates, D.V.M.	57	Senior Vice President of Regulatory Affairs and Quality
William G. Harris	57	Senior Vice President of Finance and Chief Financial Officer
Richard K. Kim, M.D.	45	Senior Vice President, Clinical Development & Medical Affairs, and Chief Medical Officer

Vincent J. Angotti has been our Chief Executive Officer and a member of our board of directors since October 2015. He was previously our executive vice president and chief operating officer from June 2012 to October 2015. Prior to that, Mr. Angotti was our senior vice president and chief commercialization officer from May 2008 to June 2012. From 2001 to 2008, he held several positions with Reliant Pharmaceuticals, Inc., the most recent of which was senior vice president of sales and marketing. GlaxoSmithKline acquired Reliant Pharmaceuticals in 2008. Prior to Reliant Pharmaceuticals, from 1991 to 2001, Mr. Angotti held several positions at Novartis Pharmaceuticals Corporation, most recently as executive director, field operations. Mr. Angotti received a B.S. from Cornell University and an M.B.A. from Columbia University.

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

We have incurred cumulative losses of $669.1 million since our inception in May 1999 through December 31, 2015. We have made, and expect to continue to make, substantial expenditures in connection with our commercialization of HORIZANT. We continue to expect substantial costs and expenses associated with maintaining and expanding sales, marketing and commercial capabilities. In addition, we do not believe that collaboration revenues and revenues generated from sales of HORIZANT and REGNITE will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to predict the timing or amount of revenues or expenses or when, or if, we will be able to achieve or sustain profitability. HORIZANT is approved by the U.S. Food and Drug Administration, or FDA, for two indications: the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults; and management of postherpetic neuralgia, or PHN, in adults. With the exception of the clinical trial in patients with alcohol use disorder, or AUD, initiated by the National Institute on Alcohol Abuse and Alcoholism, or NIAAA, in June 2015, we are solely responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. REGNITE has been approved by the Japanese Ministry of Health, Labour and Welfare, or MHLW, as a treatment for patients with moderate-to-severe RLS, and Astellas Pharma Inc. is responsible for promoting REGNITE in Japan.

To date, we have not generated revenue from sales of HORIZANT or REGNITE that is sufficient to fund our operations. We have financed our operations primarily through the sale of equity and debt securities, non-equity payments from collaboration, partnership, licensing and other similar forms of revenue-generating transactions with third-party business partners, and interest earned on investments. Prior to 2013, we devoted substantially all of our efforts to research and development, including clinical trials. Since the beginning of 2013, we have devoted substantial efforts to the initiation, maintenance and growth of our HORIZANT commercial operations, and we expect our selling, general and administrative expenses to continue to increase year over year primarily due to internal and external expenses of supporting and maintaining an increased number of sales representatives, as well as expenses from maintaining and growing marketing, distribution and other commercial capabilities for HORIZANT, largely through third-party service providers. If sales-related revenue from HORIZANT or REGNITE is insufficient, if we are unable to enter into new collaboration, partnership, licensing and other similar forms of revenue-generating transactions with third-party business partners for our product candidates or if our current and potential future business partners are unable to develop and commercialize our product candidates, we may never become profitable on an annual basis. Even if we do become profitable on an annual basis, we may not be able to sustain or increase our profitability.

Our success depends substantially on the success of HORIZANT. If we do not successfully market and sell HORIZANT, or if Astellas does not effectively market and sell REGNITE in Japan, we may be unable to generate significant product revenue and may be unable to achieve sustained profitability.

As a result of our strategic shift in late 2015 to focus on commercializing HORIZANT, to discontinue the internal development of XP23829 and to seek collaboration, partnership, licensing and other strategic arrangements with third-party business partners for the further development of XP21279 and XP23829, our success depends substantially on the success of HORIZANT. In this regard, HORIZANT is our only product approved for marketing and our ability to generate revenue from product sales and achieve profitability is substantially dependent on our ability to effectively commercialize HORIZANT. For the year ended December 31, 2015, we recorded net sales in the United States of HORIZANT of only $39.5 million. To achieve sustained profitability, we will need to generate substantially more product revenue from HORIZANT and REGNITE.

Our ability to generate significant revenue from HORIZANT depends on our ability to achieve market acceptance of, and to otherwise effectively market, HORIZANT for the treatment of moderate-to-severe primary RLS and for the management of PHN in adults. We may not be able to devote sufficient resources to the advertising, promotion and sales efforts for HORIZANT. We also need to continue to expend time and resources to train our sales team to be credible, persuasive and compliant in discussing HORIZANT with physicians. We also need to continue to train and monitor our sales team to ensure that a consistent and appropriate message about HORIZANT is being delivered. If we are unable to effectively train sales representatives and equip them with effective materials, including medical and sales literature to help inform and educate potential customers about the benefits and risks of HORIZANT and its proper administration, our efforts to successfully commercialize HORIZANT could be put in jeopardy. Moreover, if we are unable to effectively educate physicians and potential customers about the benefits and risks of HORIZANT, we could face significant pressure from branded and/or unbranded (generic) competition, as well as a lack of physician awareness, third-party reimbursement and differentiation from currently approved treatments.

Due to our limited resources, we have made decisions on how best to allocate our resources to efficiently promote HORIZANT. We may not be correct in our decisions, which would limit the sales we could achieve from HORIZANT and could lead to our failure to capitalize on its market opportunity. For example, we have chosen where to locate our sales representatives based on certain characteristics of the relevant territories where we promote HORIZANT. If other territories where we have chosen not to locate our sales team could have generated greater HORIZANT sales than the territories where we are promoting HORIZANT, we would be unable to capture the full potential value of HORIZANT. Further, new or future territories may not perform as well as the initial territories.

In addition, our ability to grow HORIZANT sales in future periods is also dependent on price increases, and we have periodically increased the price of HORIZANT, most recently in January 2016. Price increases on HORIZANT and negative publicity regarding drug pricing and price increases generally, whether on HORIZANT or products distributed by other pharmaceutical companies, could negatively affect market acceptance of, and sales of, HORIZANT. In any event, we cannot assure you that price increases we have taken or may take in the future will not in the future negatively affect HORIZANT sales. We could also fail to comply with applicable regulatory guidelines with respect to the marketing and manufacturing of HORIZANT or with post-marketing commitments or requirements mandated by the FDA, which could result in administrative or judicially imposed sanctions, including warning letters, civil and criminal penalties, injunctions, product seizures or detention, product recalls and total or partial suspension of production.

Other factors that may inhibit or delay our efforts to commercialize HORIZANT include:

•

the inability of our contract sales organization to provide our sales team with appropriate technical expertise or our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	our inability to successfully retain, or increase the reach of, our sales force;

•	potential disruption arising from realignment or redistribution of established sales territories in connection with any expansion of the sales force team;

•	our inability to effectively manage and maintain third-party logistical support for our sales representatives;

•	the inability of our sales team personnel to obtain access to adequate numbers of physicians to provide appropriate information on the advantages and risks of prescribing HORIZANT;

•	inability to obtain coverage and adequate reimbursement from third-party payers;

•	the lack of complementary products offered by our sales team personnel, which may put us at a competitive disadvantage compared to companies with more extensive product lines;

•	unforeseen costs and expenses associated with maintaining our sales representatives, or to add or replace current sales representatives; and

•	our inability to successfully secure a new facility lease and effectively relocate our corporate headquarters with minimal business interruption.

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

Astellas initiated sales of REGNITE in Japan in July 2012. We have limited control over the amount and timing of resources that Astellas dedicates to the marketing of REGNITE, and Astellas could fail to effectively commercialize, market and distribute REGNITE. In May 2013, Astellas informed us that they did not have plans for commercialization of REGNITE in the five other Asian countries in their licensed territory. As a result, in May 2013, all rights to gabapentin enacarbil in Korea, the Philippines, Indonesia, Thailand and Taiwan reverted to us, and we will not receive any revenues from Astellas for the development and commercialization of gabapentin enacarbil in these territories. For the year ended December 31, 2015, we received and recognized only $0.6 million in royalty revenue from Astellas.

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

As of January 2016, we have converted all of our HORIZANT contract sales representatives to XenoPort-employed sales representatives. Our sales force has continued to expand and is now up to approximately 135 territories in the United States. We will continue to rely on our third-party contract sales organization to provide back office logistical support for our sales representatives. We have only limited experience in maintaining a commercial sales force on our own, and we may not be able to successfully maintain our sales force in a cost-effective or timely manner, or otherwise realize a positive return on our investment. We will also need to commit additional resources to maintain our sales representatives, and maintaining such sales personnel will impose significant added responsibilities on members of management, including the need to recruit, maintain and integrate additional employees. We will also have to compete with other pharmaceutical and life sciences companies to recruit and retain our dedicated sales team. Our ability to commercialize HORIZANT will depend, in part, on our ability to establish and maintain our dedicated sales team effectively. Because of the numerous risks and uncertainties involved with establishing and maintaining a commercial sales force, we may experience difficulties commercializing HORIZANT, which would adversely affect our business and financial results.

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

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our commercialization efforts.

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

•

the costs of our sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote and distribute HORIZANT, including the internal and external expenses of supporting and maintaining our sales representatives and any potential future expansions to our dedicated sales team;

•	the costs of manufacturing clinical and commercial supplies of HORIZANT;

•

the timing and costs of complying with the remaining post-marketing commitments and post-marketing requirements established in connection with the approval of HORIZANT, and any future additional commitments or requirements imposed on us by the FDA;

•	the number and characteristics of any additional potential indications for HORIZANT we pursue, such as the treatment of patients with AUD;

•	the costs, timing and outcomes of regulatory approvals, if any;

•	the timing of any contingent-event based and royalty payments under our licensing arrangement with Indivior;

•	the terms and timing of any collaboration, partnership, licensing and other strategic arrangements with third-party business partners that we may establish or modify;

•	the costs associated with any potential litigation;

•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and

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

Until we can generate a sufficient amount of product revenues, if ever, we expect to finance future cash needs through public or private equity or equity-linked offerings, debt financings or collaboration, partnership, licensing and other strategic arrangements with third-party business partners. If we raise additional funds by issuing our common stock, or securities convertible into, exchangeable or exercisable for common stock, our stockholders will experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. To the extent that we raise additional capital through partnerships, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our financial condition, the commercial prospects of HORIZANT and REGNITE based on their respective sales to date and our relative lack of experience in commercializing products, the uncertainty regarding whether and to what extent we can establish any partnerships for the further development of XP21279 and XP23829 and the terms of any such partnerships, and/or current economic conditions, including the effects of disruptions to, and volatility in, the credit and financial markets in the United States, Asia, the European Union and other regions of the world.

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

Additional funds may not be available to us on terms that are acceptable to us, or at all. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may, among other things, reduce the amount of resources devoted to advertising, promotion, sales or medical affairs of HORIZANT, or conduct additional workforce or other expense reductions. For example, in 2012, we suspended clinical development activities for XP21279 to focus our resources on development of our other product candidates. In addition, in May 2013, we terminated further investment in AP as a treatment for spasticity in patients with MS to focus our resources on the commercialization of HORIZANT and continued development of XP23829. Most recently, in October 2015, in connection with our strategic shift to focus on HORIZANT, we discontinued internal development of XP23829 apart from the completion of ongoing non-clinical carcinogenicity studies of XP23829. If we are required to reduce the amount of resources devoted to advertising, promotion, sales or medical affairs of HORIZANT or conduct additional workforce or other expense reductions, our business and prospects could be materially and adversely affected. In addition, we may face substantial financial costs in order to comply with the remaining post-marketing commitments and post-marketing requirements required by the FDA in connection with the approval of HORIZANT, and our inability to carry out and fund such efforts to comply with these requirements could have material adverse consequences to us, including the loss of marketing approval for HORIZANT.

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

The commercial success of HORIZANT and REGNITE depends upon the degree of market acceptance among physicians, patients, healthcare payers and the medical community.

If HORIZANT and REGNITE do not achieve an adequate level of market acceptance among physicians, patients, healthcare payers and the medical community, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of HORIZANT and REGNITE depends on a number of factors, including:

•	the ability to offer such products for sale at competitive prices;

•	sufficient third-party payer coverage and reimbursement for such products;

•	the product labeling required by the FDA, the Japanese MHLW or any other regulatory authorities;

•	demonstrated efficacy and safety in clinical trials;

•	the prevalence and severity of any side effects;

•	potential or perceived advantages over alternative treatments;

•	perceptions about the relationship or similarity between HORIZANT and REGNITE and the parent drug, gabapentin, upon which HORIZANT and REGNITE are based;

•	the timing of market entry relative to competitive treatments;

•	relative convenience and ease of administration; and

•	the strength of marketing and distribution support.

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

Our ability to generate revenue from HORIZANT and REGNITE depends on the availability of coverage and adequate reimbursement from third-party payers and drug pricing policies and regulations.

Our ability and that of Astellas to successfully commercialize HORIZANT and REGNITE, respectively, as well as our ability to attract strategic partners for our products and product candidates, depends in significant part on the availability of financial coverage and adequate reimbursement from third-party payers, including, in the United States, governmental payers such as the Medicare and Medicaid programs, managed care organizations and private health insurers. Many patients may be unable to pay for HORIZANT and REGNITE. We cannot be sure that coverage and adequate reimbursement in the United States and Japan will be available for HORIZANT or REGNITE, and any reimbursement that may become available may be decreased or eliminated in the future. Additionally, coverage and reimbursement determinations are made on a payer-by-payer basis. Therefore, obtaining acceptable coverage and reimbursement from one payer does not guarantee we will obtain similar acceptable coverage or reimbursement from another payer. Third-party payers increasingly are challenging prices charged for medical products and services, and many third-party payers may refuse to provide reimbursement for particular drugs when an equivalent generic drug or suitable alternative treatment is available. Although we believe HORIZANT and REGNITE represent an improvement over gabapentin and should be considered unique and not subject to substitution by generic gabapentin, it is possible that a third-party payer may consider HORIZANT or REGNITE, on the one hand, and gabapentin, on the other, as equivalents and only offer to reimburse patients for the generic gabapentin. Even if we or Astellas show improved efficacy or improved convenience of administration with HORIZANT or REGNITE, generic gabapentin pricing may limit the amount we or Astellas can charge for HORIZANT or REGNITE. If reimbursement is not available or is available only at limited levels, we or Astellas may not be able to successfully commercialize HORIZANT or REGNITE, and may not be able to obtain a satisfactory financial return on such products.

Some states have implemented, and other states are considering, price controls or patient access constraints under the Medicaid program, and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid-eligible. If legislation were enacted to mandate rebates or provide for direct government negotiation in prescription drug benefits, access and reimbursement for HORIZANT could be restricted. In addition, drug pricing strategies by pharmaceutical companies have recently come under close scrutiny. We expect that healthcare policies and reforms intended to curb healthcare costs will continue to be proposed, which could limit the prices that we charge for HORIZANT, limit our commercial opportunity and/or negatively impact revenues from sales of HORIZANT. Also, price increases on HORIZANT, and negative publicity regarding pricing and price increases generally, whether with respect to HORIZANT or products distributed by other pharmaceutical companies, could negatively affect market acceptance of HORIZANT.

The trend toward managed healthcare in the United States and the changes in health insurance programs, as well as the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, PPACA, enacted in 2010, may result in lower prices for pharmaceutical products, including HORIZANT. In addition, if PPACA were amended or other legislation were enacted to impose direct governmental price controls and access restrictions, these could have a significant adverse impact on our business, including on product sales revenue from HORIZANT. For example, in 2015, Democrats on the House Committee on Oversight and Government Reform formed the Affordable Drug Pricing Task Force aimed, in part, to address rising costs of pharmaceutical products. They intend to seek improved transparency in drug pricing and increased power for the federal government to negotiate prices of drugs. Additionally, there have been several recent U.S. Congressional inquiries regarding certain drug manufacturers’ pricing practices and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Any future regulatory changes regarding the healthcare industry or third-party coverage and reimbursement may affect demand for HORIZANT or any other products that may result from our product candidates and could harm our sales and prospects for profitability.

If competitors are able to develop and market products that are more effective, safer or less costly than HORIZANT or REGNITE, our commercial opportunity will be reduced or eliminated.

We face competition from established pharmaceutical and biotechnology companies, including generic competitors, as well as from academic institutions, government agencies and private and public research institutions. Our commercial opportunities will be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than HORIZANT or REGNITE.

Products that we believe compete with HORIZANT in the United States include the following drugs approved for the treatment of moderate-to-severe primary RLS in adults: MIRAPEX (pramipexole) from Boehringer Ingelheim GmbH, and generic pramipexole; REQUIP (ropinirole) from GSK and generic ropinirole; and NEUPRO (a rotigotine transdermal system), a dopamine agonist patch from UCB S.A. In Japan, we believe that REGNITE competes with Boehringer Ingelheim’s SIFROL (pramipexole) and the UCB rotigotine transdermal system, which was launched in February 2013 by Otsuka Pharmaceutical Co., Ltd., which has exclusive rights to market in Japan. Products that we believe compete with HORIZANT in the United States for the management of PHN include drugs that act on the same target as HORIZANT, such as LYRICA (pregabalin) and NEURONTIN (gabapentin) from Pfizer Inc., GRALISE (once-daily formulation of gabapentin) from Depomed, Inc. and generic gabapentin. HORIZANT could also experience competition from a capsaicin patch (marketed as QUTENZA by Acorda Therapeutics, Inc.) and transdermal patches containing the anesthetic known as lidocaine (marketed as LIDODERM by Endo Pharmaceuticals, Inc.). In addition, while not a treatment for shingles or PHN, HORIZANT could experience competition from a shingles vaccine, known as ZOSTAVAX marketed by Merck & Co., Inc., that is a live attenuated vaccine to help prevent shingles. There is also a shingles vaccine in late stage development, known as HZ/su, which is being developed by GSK. Products that could compete with HORIZANT/gabapentin enacarbil for the treatment of AUD include ANTABUSE (disulfiram) marketed by TEVA; REVIA and VIVITROL, oral and injectable formulations of naltrexone, marketed by Barr Pharmaceuticals, Inc. and Alkermes, Inc., respectively; and CAMPRAL (acamprosate), marketed by Actavis Inc.

There may be other compounds of which we are not aware that are at an earlier stage of development and may compete with HORIZANT and REGNITE. If any of those compounds are successfully developed and approved, they could compete directly with HORIZANT and REGNITE.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing, distributing and selling approved products than we do. Established pharmaceutical companies may invest heavily to quickly discover and develop novel compounds that could make HORIZANT and REGNITE obsolete. Larger pharmaceutical companies also may have significantly greater sales forces, distribution capabilities and marketing expertise, which may result in more effective communication and awareness of their products. Smaller or early-stage companies may also prove to be significant competitors, particularly through strategic arrangements with large and established companies. In addition, these third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. Accordingly, competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing medicines before we or our current and potential future business partners do. We are also aware of other companies that may currently be engaged in the discovery of medicines that will compete with HORIZANT and REGNITE. In addition, in the markets that we are targeting, we are competing and expect to continue to compete against current market-leading medicines. If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition will suffer.

Off-label sale or use of gabapentin products could lead to pricing pressure or decrease sales of HORIZANT.

U.S. physicians are permitted to prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those uses tested and approved by the FDA. The occurrence of such off-label uses in the practice of medicine could significantly reduce our ability to market and sell HORIZANT or any other products that our current and potential future business partners may develop.

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

If product liability lawsuits are brought against us, we will incur substantial liabilities and may be required to limit commercialization of HORIZANT.

We face an inherent risk of product liability exposure related to the commercial use of HORIZANT and the testing of HORIZANT in human clinical trials. If we cannot successfully defend ourselves against claims that HORIZANT caused injuries, we will incur substantial liabilities.

Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for HORIZANT;

•	injury to our reputation;

•	costly recalls of HORIZANT;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	substantial monetary awards to clinical trial participants or patients; and

•	loss of revenue.

We have product liability insurance that covers our commercial use and clinical trials up to a $15.0 million annual aggregate limit. Insurance coverage is increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

If third parties do not manufacture HORIZANT or REGNITE in sufficient quantities or at an acceptable cost, the development and commercialization of HORIZANT and REGNITE would be harmed or delayed.

Under the terms of the November 2012 termination and transition agreement with our former HORIZANT commercial partner, Glaxo Group Limited, or GSK, we acquired an inventory of approximately 50 metric tons of gabapentin enacarbil, the active pharmaceutical ingredient, or API, of HORIZANT. We continue to use this acquired inventory to supply our commercial manufacturing partner Patheon Pharmaceuticals Inc. We have accordingly never either ourselves, or through a third party, manufactured commercially suitable gabapentin enacarbil in any quantity in connection with our HORIZANT commercial supply efforts. Although our existing inventory of gabapentin enacarbil API has reached the end of its initially specified re-test period, we believe that such inventory will remain in specification and will continue to be usable for HORIZANT manufacturing upon re-test or, in the alternative, we believe that the API can be re-crystallized into usable form. Independent of its usable lifespan, the supply of gabapentin enacarbil inventory that we acquired from GSK will not provide sufficient material to support drug product manufacturing. In September 2015, we entered into a statement of work under our manufacturing services agreement with our contract pharmaceutical material manufacturing partner, Lonza Ltd, for production of 20 metric tons of new gabapentin enacarbil scheduled for release by the end of 2016. Lonza was the single source supplier of gabapentin enacarbil for GSK and manufactured the inventory that we acquired from GSK. Lonza is now our single source supplier of API and manufactures gabapentin enacarbil for us under license to our manufacturing technologies. If we are incorrect about the future usability of our existing inventory of gabapentin enacarbil, are unable to have it meet specifications upon re-crystallization or if Lonza is unable to successfully manufacture new inventory of gabapentin enacarbil for us and/or if we are unable to identify, contract and qualify an alternative API manufacturer, we may be limited in the amount of HORIZANT we could have manufactured and the commercialization of HORIZANT could be impaired or interrupted. In addition, under the terms of our manufacturing services agreement with Lonza, both parties have termination rights without cause pursuant to an 18-month notice period, as well as early termination rights arising from the counterparty’s uncured breach. If, for any reason, Lonza is unable or unwilling to perform under our manufacturing services agreement, we may not be able to locate alternative API manufacturers or enter into favorable agreements with them. In addition, identifying, contracting and qualifying a new gabapentin enacarbil manufacturer will take a significant period of time, giving rise to potential impaired or interrupted supply of HORIZANT. Under the terms of our license agreement with Astellas, they are solely responsible for the manufacture of REGNITE API (gabapentin enacarbil) and finished drug product to support its commercialization efforts in Japan. To our knowledge, Astellas is currently relying on single source suppliers for commercial supplies of REGNITE. As a result, if Astellas fails to manufacture or contract to manufacture sufficient quantities of REGNITE API and/or finished drug product, commercialization of REGNITE could be impaired in Japan.

Although we do own the dedicated HORIZANT manufacturing equipment and line at Patheon, we do not own or operate pharmaceutical manufacturing facilities for the production of clinical or commercial quantities of HORIZANT or REGNITE. We also have limited management expertise in commercial supply operations. Currently, we rely on Patheon as our single source supplier of clinical and commercial HORIZANT drug product pursuant to a commercial supply agreement. Our purchase price for the manufacture and supply of HORIZANT is volume-based. Both parties have early termination rights with notice periods of varying lengths for various causes, including for the counterparty’s uncured breach. Patheon also has the right to terminate the supply agreement upon 18 months prior notice if we sell, assign or otherwise transfer rights to HORIZANT to a competitor of Patheon. If, for any reason, Patheon is unable or unwilling to perform under our commercial supply agreement, we may not be able to locate alternative manufacturers or enter into favorable agreements with them. In addition, qualifying and then successfully registering a new HORIZANT manufacturer with the FDA is time consuming and could require at least about 18 months to carry out.

If we are unable to manufacture or contract to manufacture sufficient quantities of HORIZANT API and/or drug product, the development and commercialization of HORIZANT could be impaired or interrupted. For example, manufacturing delays resulted in a stockout of HORIZANT in 2013. As a result of those manufacturing delays, our full commercial promotion of HORIZANT was delayed for approximately one month. If we, Lonza and/or Patheon experience similar delays or manufacturing issues, our ability to commercialize HORIZANT could be further impaired. In particular, our inability to acquire sufficient quantities of HORIZANT could result in future stockouts and existing patients not having access to HORIZANT. Under the terms of our license agreement with Astellas, Astellas is solely responsible for the manufacture of REGNITE to support its commercialization in Japan. To our knowledge, Astellas is currently relying on single source suppliers for commercial supplies of REGNITE. As a result, if Astellas fails to manufacture or contract to manufacture sufficient quantities of REGNITE, commercialization of REGNITE could be impaired in Japan.

If we or Astellas are required to obtain alternate third-party manufacturers, it could delay or prevent the clinical development and commercialization of HORIZANT or REGNITE

We or Astellas may not be able to maintain or renew existing, or obtain new, third-party manufacturing arrangements on acceptable terms, if at all. If we or Astellas are unable to continue relationships with suppliers for HORIZANT/gabapentin enacarbil, or to continue relationships at an acceptable cost or if these suppliers fail to meet our requirements for HORIZANT or REGNITE for any reason, we or Astellas would be required to obtain alternative suppliers. Any inability to obtain qualified alternative suppliers, including an inability to obtain, or a delay in obtaining, approval of an alternative supplier from the FDA, would delay or prevent the clinical development and commercialization of HORIZANT or REGNITE.

Use of third-party manufacturers may increase the risk that we or Astellas will not have adequate supplies of HORIZANT or REGNITE.

Reliance on third-party manufacturers by us and Astellas creates exposure that could result in disruptions to the supply chain, product stockouts, patients not having access to their regular treatment, higher costs or lost product revenues, or it could delay or prevent:

•	the commercialization of HORIZANT or REGNITE;

•	the initiation or completion of current and potential future clinical trials of HORIZANT;

•	the submission of applications for regulatory approvals; and

•	the approval to market HORIZANT for any additional indications.

In particular, our or Astellas’ contract manufacturers:

•

could encounter difficulties in achieving volume production, quality control and quality assurance or suffer shortages of qualified personnel, which could result in their inability to manufacture sufficient quantities of drugs to meet commercial needs or clinical supplies of HORIZANT or REGNITE;

•	could terminate or choose not to renew manufacturing agreements, based on their own business priorities, at a time that is costly or inconvenient for us or Astellas;

•

could fail to establish and follow FDA-mandated current good manufacturing practices, or cGMPs, which are required as a condition of FDA approval, or fail to document their adherence to cGMPs, either of which could require costly recalls of products that have already received approval, lead to significant delays in the availability of material for clinical study or delay or prevent potential additional marketing approvals for HORIZANT;

•	could encounter financial difficulties that would interfere with their obligations to supply HORIZANT or REGNITE; and

•	could breach, or fail to perform as agreed under, manufacturing agreements.

For example, in 2013, due to manufacturing delays by GSK and Patheon, there was an insufficient amount of HORIZANT in the supply chain to meet the demand of orders of HORIZANT by pharmacies and wholesalers, leading to approximately a one-month delay in our full commercial promotion of HORIZANT.

If we or Astellas are not able to obtain and maintain adequate supplies of HORIZANT or REGNITE, it will have a significant impact on the commercialization efforts for HORIZANT or REGNITE. HORIZANT and REGNITE may also compete with other products and product candidates for access to manufacturing facilities.

In addition, the manufacturing facilities of Lonza and a storage facility of drug substance, are located outside of the United States. This may give rise to difficulties in importing HORIZANT drug substance or its components into the United States or other countries as a result of, among other things, shipping losses, regulatory agency import inspections, incomplete or inaccurate import documentation, customs detention or seizures or defective packaging.

HORIZANT and REGNITE remain subject to ongoing regulatory review. If we or Astellas fail to comply with continuing regulations, these approvals could be rescinded and the sale of HORIZANT or REGNITE could be suspended.

Any regulatory approval to market a product could be conditioned on conducting additional, costly, post-approval studies or implementing a risk evaluation and mitigation strategy or could contain strict limits on the indicated uses included in the labeling. For example, the FDA approval of HORIZANT for the treatment of moderate-to-severe primary RLS was associated with the requirement to conduct a program of post-marketing commitments, or PMCs, and post-marketing requirements, or PMRs, in adults, including: a 12-week, double-blind, placebo-controlled efficacy study evaluating 300 mg, 450 mg and 600 mg tablets of HORIZANT dosed once per day, or the adult low-dose efficacy study; two simulated driving studies; a drug-drug interaction study with morphine; and a cardiovascular safety, or QTc, study. Additionally, the RLS approval included a requirement to conduct a pediatric clinical program for subjects 13 years of age and older. The pediatric clinical program, which commenced in 2016, includes: a pharmacokinetics, or PK, study; a double-blind, parallel group, efficacy and safety study; an open-label long-term safety extension study; and a simulated driving study. The specific protocol submission and trial completion dates for these PMCs/PMRs range from April 2011 through July 2024. Many of these PMC/PMR studies, including conduct of the adult low-dose efficacy study, have been conducted and completed by GSK, and most of the FDA commitments/requirements for this study are considered fulfilled; however, we are responsible for fulfilling the remaining, and any additional future post-marketing commitments and/or requirements, which will be expensive and time-consuming and may divert management time and resources away from our commercialization efforts.

HORIZANT has certain warnings and precautions in the label, including information that HORIZANT may cause significant driving impairment. A medication guide, which contains information about the labeling intended for the patient, is also required to be distributed with HORIZANT. Moreover, HORIZANT may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market or impede or delay our ability to obtain regulatory approvals in additional countries or indications. In addition, our contract manufacturers and their facilities continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations, and the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping related to HORIZANT and REGNITE remain subject to extensive regulatory requirements. Furthermore, the NIAAA has initiated a clinical trial to evaluate HORIZANT in patients with AUD that will be subject to statutory reporting of safety information and subject to FDA review and potential inspections to ensure adherence to applicable regulations. There is always the risk that new data generated from the NIAAA clinical trial, or from investigator-initiated clinical trials of HORIZANT, could be perceived in a negative fashion by either the physician community or the health authorities. Likewise, adverse events or safety concerns involving HORIZANT observed in the NIAAA clinical trial or in investigator-initiated clinical trials could result in regulatory authorities denying or withdrawing approval of HORIZANT for any or all indications, including the use of HORIZANT for the treatment of patients in its currently-approved indications.

We are also subject to federal and state healthcare laws, and if we do not comply, we may be subject to significant penalties.

We are also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we may commercialize products in the future. The FDCA, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. These statutes and regulations include, but are not limited to, anti-kickback statutes and false claims statutes, as well as data privacy and security and transparency.

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

Federal false claims laws, including the federal civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid.

Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses. Pharmaceutical and other healthcare companies have also been prosecuted on other legal theories of Medicare fraud. Federal law requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals, and several states have similar healthcare professional aggregate spend reporting obligations or prohibitions. Other states require the posting of information relating to clinical studies. In addition, California and certain other states require pharmaceutical companies to implement a comprehensive compliance program that includes a limit on expenditures for, or payments to, individual medical or health professionals. We have adopted a comprehensive compliance program that we believe complies with California law. Several additional states are considering similar proposals.

In addition to the federal Anti-Kickback Statute and federal false claims laws, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, also impose on certain types of individuals and entities certain requirements relating to the privacy, security and transmission of individually identifiable personal information, including health information. State and foreign laws governing the privacy and security of health information in certain circumstances differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and the federal false claims laws that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

The federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members.

It is possible that some of our business activities could be subject to challenge under one or more such healthcare laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including potentially significant criminal, civil and/or administrative penalties, damages, fines, individual imprisonment, exclusion of products from reimbursement under U.S. federal or state healthcare programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results.

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

We previously contracted with a contract sales organization to employ our contract sales representatives who help promote HORIZANT as part of our dedicated sales team. Although we have converted all such contract sales representatives to XenoPort- employed sales representatives in January 2016, we continue to rely on that organization to provide back office support for our sales representatives. If we or our contract sales organization fails to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities or if previously unknown problems with HORIZANT or REGNITE or our manufacturers or their manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

•	restrictions on HORIZANT, REGNITE, our manufacturers or their manufacturing processes;

•	warning letters;

•	civil or criminal penalties or fines;

•	injunctions;

•	product seizures, detentions or import bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	suspension or withdrawal of regulatory approvals;

•	total or partial suspension of production; and

•	refusal to approve pending applications for marketing approval of supplements to approved applications.

Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to profitably sell HORIZANT.

The United States and some foreign jurisdictions are considering, or have enacted, a number of legislative and regulatory proposals designed to change the healthcare system in ways that could affect our ability to sell HORIZANT profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in 2015, Democrats on the House Committee on Oversight and Government Reform formed the Affordable Drug Pricing Task Force aimed, in part, to address rising costs of pharmaceutical products. They intend to demand transparency in drug pricing and increased power for the federal government to negotiate prices of drugs. Additionally, there have been several recent U.S. Congressional inquiries regarding certain drug manufacturers’ pricing practices and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

Further, in 2010, PPACA became law in the United States. PPACA has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the pharmaceutical industry. Among the provisions of PPACA of importance to the pharmaceutical industry are the following:

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

We expect that PPACA may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. We are still unsure the full impact that PPACA may have on our business. There have been judicial and Congressional challenges to certain aspects of PPACA, and we expect there will be additional challenges and amendments in the future.

In addition, other legislative changes have been proposed and adopted since PPACA was enacted. In 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which started in 2013 and, pursuant to the Bipartisan Budget Act of 2015, will continue through 2025, unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Additionally, other recent federal legislation imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this new legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, notification and purchaser license verification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death. In addition, multiple counties (including King County in Washington, and Alameda, San Mateo, Santa Clara and San Francisco counties in California) have enacted pharmaceutical manufacturer take-back ordinances/regulations that place primary responsibility for end-of-life management of drug products on drug producers. These new take-back programs will require the creation, administration, promotion and payment of costs including county administrative costs of administering and enforcing the programs.

We anticipate that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for HORIZANT, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payers will reimburse for HORIZANT, which in turn will put pressure on the pricing of HORIZANT.

We also cannot be certain that HORIZANT will successfully be placed on the list of drugs covered by particular health plan formularies, nor can we predict the negotiated price for HORIZANT in the future, which will be determined by market factors. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If HORIZANT is not included on these preferred drug lists, physicians may not be inclined to prescribe them to their patients, thereby diminishing the potential market for HORIZANT. Astellas faces similar pricing and reimbursement restrictions in Japan for REGNITE, and further efforts to reform the Japanese healthcare system may increase such restrictions.

If we do not establish and maintain partnerships or other strategic transactions for HORIZANT and our product candidates, our revenue potential and prospects will be limited and our business could suffer.

In October 2015, we announced that we would focus our resources on the continued commercialization of HORIZANT, discontinue the internal development of XP23829 and seek partners for the further development of XP23829 and XP21279. We face significant competition in seeking appropriate business partners, and partnering or other divestiture transactions are complex and time consuming to negotiate and document. We may not be successful in entering into new partnerships with third parties on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional partnering arrangements for our product candidates because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to successfully negotiate and enter into new partnerships, we may be unable to realize any return on our investments in XP23829 and XP21279. In this regard, we implemented a workforce reduction of approximately 25 employees following our announcement that we were discontinuing internal development of XP23829 in connection with our strategic shift to focus on the commercialization of HORIZANT, which workforce reduction included the substantial elimination of our research and development function. Accordingly, we do not expect to, nor are we currently in a position to, undertake meaningful development activities for XP23829 and XP21279 on our own, and our prospects for realizing any return on our investments in XP23829 and XP21279 are therefore substantially dependent on our ability to enter into and maintain new partnerships for XP23829 and XP21279. Likewise, given our focus on commercializing HORIZANT, we believe that the potential for HORIZANT may be enhanced through relationships that would enable further development and/or expanded commercialization efforts of HORIZANT. However, there can be no assurance that we will be able to execute on any such strategic relationships, and our inability to do so would limit future prospects for HORIZANT and our business could suffer. In any event, our inability to obtain and maintain new partnerships for XP23829 and XP21279 and/or enter into strategic relationships for the further development and/or commercialization of HORIZANT could limit our revenue potential and prospects, which would adversely affect our business and financial condition.

Our success also depends on our development-stage product candidates. If our current and potential future business partners are unable to bring any of these product candidates to market, or experience significant delays in doing so, our ability to generate revenue from our product candidates and our likelihood of success will be reduced.

We are currently seeking to partner with potential third party business partners for the continued development of our XP21279 and XP23829 product candidates. With respect to AP, we granted to Indivior exclusive, world-wide rights to develop and commercialize AP Products. Any one of our product candidates could be unsuccessful if it:

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

Moreover, even if clinical trial results of our product candidates are successful, our current and potential future business partners may determine not to continue development of a particular product candidate. If we are unable to establish and maintain partnerships for the development and commercialization of XP21279 or XP23829, we will be unable to advance their development and if we are unable to maintain our partnership with

Indivior for AP Products, the continued development of AP may be substantially curtailed or abandoned altogether. If our current and future business partners are unable to make our product candidates commercially available, we may not be able to generate substantial revenues or otherwise derive significant value from our product candidates, which would adversely affect our business and financial condition.

We currently depend, and may in the future depend, on partnerships to complete the development, regulatory approval and commercialization of our products and product candidates. These partnerships will likely place the development of our product candidates outside our control, may require us to relinquish important rights, may otherwise be on terms unfavorable to us and may ultimately not be successful.

Our dependence on current and future business partners for the development, regulatory approval and commercialization of our products and product candidates subjects us to a number of risks, including:

•

we are not able to control the amount and timing of resources that our current and potential future business partners devote to the development or commercialization of our products and product candidates, or to their marketing and distribution;

•

disputes may arise between us and our current and potential future business partners, such as the litigation proceedings with GSK in 2012, that result in the delay or termination of the research, development or commercialization of our products and product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;

•

our current and potential future business partners may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

significant delays in the development of our product candidates by current and potential future business partners could allow competitors to bring products to market before our product candidates are approved and impair the ability of current and potential future business partners to effectively commercialize these product candidates;

•

if we do not receive timely and accurate information from any business partner or our third-party vendors regarding sales activities, expenses and resulting operating profits and losses, our estimates at a given point in time could be incorrect and we could be required to record adjustments in future periods or restate our financial results for prior periods;

•	our current and potential future business partners may not be successful in their efforts to obtain regulatory approvals in a timely manner, or at all;

•

our current and potential future business partners may receive regulatory sanctions relating to other aspects of their business that could adversely affect the approval or commercialization of our products or product candidates;

•

our current and potential future business partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•	business combinations or significant changes in a business strategy may also adversely affect a business partner’s willingness or ability to complete its obligations under any arrangement;

•	a business partner could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors;

•	our current and potential future business partners may experience financial difficulties; and

•

strategic arrangements may be terminated or allowed to expire, which would delay development or commercialization and may also increase the cost of developing or commercializing our products or product candidates.

For example, in 2007, we entered into a business relationship with Xanodyne Pharmaceuticals, Inc. for the development and commercialization of XP21510 in the United States. In 2009, Xanodyne terminated the arrangement. Likewise, in 2007, we entered into an exclusive collaboration arrangement with GSK to develop and commercialize gabapentin enacarbil worldwide, excluding the original Astellas territory. Following a significant dispute in 2012, including the filing of lawsuits in California and Delaware, we terminated our collaboration with GSK pursuant to a termination and transition agreement, under which the product rights to HORIZANT returned to us in May 2013.

As a result of our license agreement with Indivior, we are wholly dependent on Indivior to develop and commercialize AP Products. Future financial returns to us, if any, under our license agreement with Indivior depend on the achievement of development, regulatory and commercialization contingent-event based payments, plus royalties on potential future net product sales. Therefore, any associated future financial returns to us and our stockholders under the Indivior license agreement depend entirely on the efforts of, and funding by, Indivior for the development and commercialization of AP Products. If Indivior is not successful in developing and bringing AP Products to market, our ability to generate revenue from AP will be substantially diminished, the development or commercialization of AP could be delayed or terminated, and our business and financial condition could be harmed. Further, under the terms of our license agreement with Indivior, Indivior is solely responsible for the manufacture of AP to support its development and commercialization of AP Products. If Indivior fails to establish itself and/or identify and qualify one or more suitable manufacturers of AP, or if such manufacturers terminate their agreement with Indivior and Indivior is otherwise unable to manufacture or contract to manufacture sufficient quantities of AP, development and commercialization of AP Products could be impaired or delayed. In addition, if the Indivior license terminates in such a way that AP reverts to us and we seek alternative arrangements with one or more other third parties to develop and commercialize AP, we may not be able to enter into such an agreement with another suitable third-party or third-parties on acceptable terms, or at all. Although we have a retained a right of first negotiation to collaborate to develop and commercialize AP Products for non-addiction indications, this right is limited and Indivior is under no obligation to us to enter into a collaboration with us for AP Products. Moreover, given our current strategic focus on the commercialization of HORIZANT, our ability to collaborate with Indivior to develop and commercialize AP Products is limited. Accordingly, we could fail to capitalize on, or share in, any successful development of AP by Indivior apart from the contingent-event based and royalty payment obligations to us under the Indivior license agreement.

In December 2005, we entered into a license agreement with Astellas for the development and commercialization of gabapentin enacarbil, also known as REGNITE, in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. We cannot control the amount and timing of resources that Astellas devotes to the development or commercialization of REGNITE or to its marketing and distribution. For example, in May 2013, Astellas informed us that they did not have plans for the commercialization of REGNITE in the countries other than Japan in their licensed territory. As a result, all rights to gabapentin enacarbil in Korea, the Philippines, Indonesia, Thailand and Taiwan reverted to us. In addition, Astellas may abandon further commercialization of REGNITE in Japan, or terminate their license agreement with us at any time, which could delay or impair the development and commercialization of REGNITE and harm our business.

In addition to our partnerships with Astellas and Indivior, we may enter into future partnerships or other strategic arrangements with third parties to further develop and commercialize HORIZANT/gabapentin enacarbil, such as our clinical trial agreement with the NIAAA pursuant to which the NIAAA is conducting a clinical trial of HORIZANT in patients with AUD. However, there can be no assurance that we will be able to execute on any future strategic arrangements, and our inability to do so would limit future prospects for HORIZANT which could harm our business.

If our current and potential future business partners’ preclinical studies do not produce successful results or clinical trials do not demonstrate safety and efficacy in humans, our current and potential future business partners will not be able to commercialize our product candidates.

To obtain the requisite regulatory approvals to market and sell any of our product candidates, our current and potential future business partners must demonstrate, through extensive preclinical studies and clinical trials, that the product candidate is safe and effective in humans. Preclinical and clinical testing is expensive, can take many years and has an uncertain outcome. A failure of one or more of our current and potential future business partners’ clinical trials could occur at any stage of testing. For example, in July 2010, GSK announced top-line results from a 30-week, double-blind, placebo-controlled, Phase 2 clinical trial of HORIZANT as a potential prophylactic treatment for migraine headaches in which HORIZANT did not demonstrate a statistically significant improvement on the primary endpoint when compared to placebo. In addition, long-term safety concerns may prevent the approval of any of our product candidates by a regulatory authority. For example, in February 2010, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats delayed FDA approval of the HORIZANT NDA at that time. Furthermore, success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. In addition, the results of clinical trials by third parties evaluating a prodrug sharing the same parent drug as our prodrug candidates, including prodrugs of MMF such as TECFIDERA, developed by Biogen and approved by the FDA in March 2013, may not be indicative of the results in clinical trials that we or others may conduct with HORIZANT or that our current and potential future business partners may conduct with our product candidates. Further, unfamiliarity with novel patient-reported outcome tools, trial assessments or endpoints or with certain patient populations, including related subject drop-out rates, could result in additional cost, delay or failure of our or our current and potential future business partners’ clinical trials. For example, in 2013, we announced that our first Phase 3 clinical trial in MS patients with spasticity was unsuccessful in demonstrating that AP provided statistically significant improvement relative to placebo in the co-primary endpoints of the study.

Our current and potential future business partners may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process, which could delay or prevent our current and potential future business partners’ ability to commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize a business partner to commence a clinical trial at a prospective trial site;

•

preclinical testing or clinical trials may produce negative or inconclusive results, which may require the conduct of additional preclinical or clinical testing or abandonment of projects that our current and potential future business partners expect to be promising;

•	our current and potential future business partners may suspend or terminate their clinical trials if the participating patients are being exposed to unacceptable health risks;

•	risks associated with clinical trial design may result in a failure of the clinical trial to show statistically significant results even if the product candidate is effective;

•	regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and

•	the effects of our product candidates may not be the desired effects or may include undesirable side effects.

As a result of our limited resources and our decision to focus on the commercialization of HORIZANT, we may fail to capitalize on other products or product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

As a result of our limited financial and managerial resources and our current strategic focus on the commercialization of HORIZANT, we are no longer conducting meaningful development of our product candidates and we are focusing our HORIZANT development and commercialization efforts on the specific indications that we believe are the most promising. As a result, we have discontinued the pursuit of development opportunities for our product candidates on our own, and we may also forego or delay the development of HORIZANT for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products, including HORIZANT, or profitable market opportunities. In this regard, we have had to make decisions on how best to allocate our resources to efficiently promote HORIZANT. We may not be correct in our decisions, which would limit the sales we could achieve from HORIZANT and could lead to our failure to capitalize on its market opportunity. In addition, we may spend valuable time and managerial and financial resources assisting in the development of product candidates with a business partner for specific indications that ultimately do not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for HORIZANT or our product candidates, we may relinquish valuable rights to HORIZANT or our product candidates through strategic arrangements in situations where it would have been more advantageous for us to retain sole rights to development and commercialization.

If we or our current and potential future business partners are not able to obtain or maintain required regulatory approvals, we or our current and potential future business partners will not be able to commercialize HORIZANT, REGNITE or our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful.

Activities associated with the development and commercialization of HORIZANT and REGNITE are subject to comprehensive regulation by the FDA and other agencies in the United States and by comparable authorities in other countries. The inability to obtain or maintain FDA approval or approval from comparable authorities in other countries would prevent us and Astellas from commercializing HORIZANT or REGNITE in the United States, Japan or in other countries. In addition, we or our current and potential future business partners may never receive regulatory approval for the commercial sale of our product candidates. Moreover, even if a product candidate ultimately receives regulatory approval, the regulatory process may include significant delays that could harm our business. For example, in 2010, our former collaborator GSK received a Complete Response letter from the FDA in which a preclinical finding of pancreatic acinar cell tumors in rats precluded approval of the HORIZANT NDA for the treatment of moderate-to-severe primary RLS at that time. GSK responded to questions raised by the FDA in the Complete Response letter with an NDA resubmission and amended the NDA from a Section 505(b)(1) to a 505(b)(2) application in order for the FDA to be able to consider published gabapentin nonclinical data in their assessment of HORIZANT. HORIZANT subsequently received approval from the FDA in 2011. However, our business was harmed due to the delay in obtaining approval for HORIZANT as a treatment for moderate-to-severe primary RLS. Moreover, if the FDA requires that any of our products or product candidates be scheduled by the U.S. Drug Enforcement Agency, or DEA, we or our current and potential future business partners will be unable to continue or begin commercial sale of that product until the DEA completes scheduling proceedings. If any of our products or product candidates is classified as a controlled substance by the DEA, we or our current and potential future business partners would have to register annually with the DEA and those products or product candidates would be subject to additional regulation.

We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of applying for regulatory approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the product candidates involved. The application process begins with the submission of an NDA that the FDA initially reviews and either accepts or rejects for filing. NDA submissions are complex electronic filings, which include vast compilations of data sets, integrated documents and data calculations. The FDA has substantial discretion in the submission process and may refuse to accept an NDA submission for any reason, including insufficient information or if there are errors or omissions relating to the electronic transmittal process, data entry, data compilation or formatting. For example, in 2008, GSK withdrew a previously submitted NDA for HORIZANT for the treatment of moderate-to-severe primary RLS in connection with the FDA’s request that the data from a single study be reformatted. For these reasons among others, we may not be successful in expanding HORIZANT’s label to include additional indications, including as a potential treatment for AUD.

Changes in the regulatory approval policy during the development period, changes in, or the enactment of, additional regulations or statutes or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an NDA. If the FDA were to miss a Prescription Drug User Fee Act, or PDUFA, timing goal for one of our product candidates, the development and commercialization of the product candidate by our current and potential future business partners could be delayed or impaired. For example, in 2009, the FDA notified GSK that it was extending the PDUFA timing goal for HORIZANT for the treatment of moderate-to-severe primary RLS for three months. In addition, the FDA may convene an advisory committee at any time during the review process. The advisory committee review process can be a lengthy and uncertain process that could delay the FDA’s NDA approval and delay or impair the development and commercialization of our product candidates.

The FDA has substantial discretion in the approval process and may refuse to approve any application or decide that data submitted related to an NDA (or supplemental NDA) filing for HORIZANT or our product candidate is insufficient for approval and require additional preclinical, clinical or other studies. Varying interpretations of the data obtained from preclinical and clinical testing or other studies could delay, limit or prevent regulatory approval of any of our product candidates. As part of their review process, the FDA could require additional studies or trials to satisfy particular safety concerns. For example, although we had discussions with the FDA in 2012 regarding the studies required by the FDA to support an NDA submission for XP21279 for the potential treatment of advanced idiopathic Parkinson’s disease, when or if we are able to secure a third party business partner to pursue these studies and the approval of XP21279, the FDA could change their guidance or require additional studies, resulting in delay or the termination of any potential partnerships for XP21279. Even if the FDA or other regulatory agency approves a product candidate or the marketing of HORIZANT for any additional indications, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing commitments or requirements for post-approval studies, including additional research and development and clinical trials, and we or our current and potential future business partners may be unable to maintain regulatory approvals for any approved products. In addition, the FDA and other agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

We and our current and potential future business partners will need to obtain regulatory approval from authorities in foreign countries to market HORIZANT and our product candidates in those countries. Approval by one regulatory authority does not ensure approval by regulatory authorities in other jurisdictions. If we or our current and potential future business partners fail to obtain approvals from foreign jurisdictions, the geographic market for HORIZANT and our product candidates would be limited.

An NDA submitted under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act would subject current and potential future business partners to the risk of a patent infringement lawsuit that would delay or prevent the review and approval of our product candidate.

The product candidates for which we are seeking a future business partner for their further development, XP23829 and XP21279, could potentially be submitted to the FDA for approval under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, as amended, or FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference.

For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as Paragraph IV certifications, that certify that any patents listed in the Patent and Exclusivity Information Addendum of the FDA’s publication, Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, with respect to any product referenced in the Section 505(b)(2) application, are invalid, unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the Section 505(b)(2) application. Under the Hatch-Waxman Act, the holder of patents that the Section 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit within 45 days of the patent owner’s receipt of notice triggers a one-time, automatic, up to 30-month stay of the FDA’s ability to approve the 505(b)(2) application. If any of our current or potential future business partners provide a Paragraph IV certification, the patent holder may file a patent infringement lawsuit, triggering up to a 30-month stay on the FDA’s ability to approve our Section 505(b)(2) application. Accordingly, our current and potential future business partners could experience significant delay and patent litigation before any products resulting from our product candidates may be commercialized, if at all. A Section 505(b)(2) application may also not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, or NCE, listed in the Orange Book for the referenced product has expired. The FDA may also require our current and potential future business partners to perform one or more additional clinical studies or measurements to support the change from the approved product. To avoid such potential delay or for other reasons, our current and potential future business partners may pursue a full development pathway of our product candidates under Section 505(b)(1) of the FDCA, which could be more expensive and time consuming. Even if our current and potential future business partners submit an NDA under Section 505(b)(2), the FDA may reject their future Section 505(b)(2) submissions and require them to file such submissions under Section 505(b)(1). These factors, among others, may limit the ability of our current and potential future business partners to successfully commercialize our product candidates, which could adversely affect our revenue potential and prospects.

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

Discovery of previously unknown problems, or increased focus on a known problem, with an approved product may result in restrictions on its permissible uses, including withdrawal of the medicine from the market. The label for HORIZANT currently includes warnings and precautions related to driving impairment, somnolence/sedation and dizziness, lack of interchangeability with gabapentin, suicidal behavior or ideation, multiorgan hypersensitivity, discontinuation and tumorigenic potential. Under our clinical trial agreement with the NIAAA, the NIAAA is conducting a new clinical trial evaluating HORIZANT in patients with AUD which is subject to statutory reporting of safety information and subject to FDA review. If we, the NIAAA or others later identify undesirable side effects caused by HORIZANT or any of our other product candidates that receive marketing approval:

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

The FDA has substantial discretion in the NDA approval process and may refuse to approve any application if the FDA concludes that the risk/benefit analysis of a potential drug treatment for a specific indication does not warrant approval. For example, in 2010, safety concerns related to a preclinical finding of pancreatic acinar cell tumors in rats precluded FDA approval of the HORIZANT NDA in RLS in its form at that time. Although there were similar findings of rat pancreatic acinar cell tumors following treatment with gabapentin, the parent drug of HORIZANT, the FDA has, to date, not prevented the use of gabapentin. In the 2010 Complete Response letter, the FDA noted that they had concluded that the seriousness and severity of refractory epilepsy and the benefit to patients provided by gabapentin justified the potential risk at that time. Thus, although the parent drug for, or a drug related to, one of our product candidates may be approved by the FDA in a particular indication, the FDA may conclude that our product candidate’s risk/benefit profile does not warrant approval in a different indication, and the FDA may delay or refuse to approve our product candidate. Such conclusion and refusal would prevent our current or potential future business partners from developing and commercializing our product candidates and could severely harm our business and financial condition. For example, even with the approval of TECFIDERA for relapsing forms of MS, the FDA may not agree that the risk/benefit profile of XP23829 for the treatment of psoriasis or other potential indications, if established, would warrant approval in such indications. For example, if a link between PML and TECFIDERA, FUMADERM, DMF and/or MMF is established, the FDA may determine that the risk of developing PML outweighs any benefit of XP23829 for the treatment of psoriasis, a less serious medical condition than MS. HORIZANT, REGNITE and our product candidates are engineered to be broken down by the body’s natural metabolic processes and to release the active drug and other substances. While these breakdown products are generally regarded as safe, it is possible that there could be unexpected toxicity associated with these breakdown products that will cause any or all of HORIZANT/REGNITE/gabapentin enacarbil, XP23829, XP21279 and AP to be poorly tolerated by, or toxic to, humans. Any unexpected toxicity of, or suboptimal tolerance to, our product or product candidates could reduce sales of HORIZANT and REGNITE, and delay or prevent commercialization of our product candidates by our current or potential future business partners.

Additionally, problems with approved products marketed by third parties that utilize the same therapeutic target or that belong to the same therapeutic class as the parent drug of HORIZANT, REGNITE or our product candidates could adversely affect the commercialization of HORIZANT or REGNITE or the development of our product candidates. For example, if either gabapentin or pregabalin, drugs from Pfizer that are marketed as NEURONTIN and LYRICA, respectively, encounters unexpected toxicity problems in humans, the FDA may restrict the use of HORIZANT since it is believed to share the same therapeutic target as gabapentin and pregabalin. In 2008, the FDA added warnings to 11 antiepileptic drugs, including gabapentin, regarding an increased risk of suicide or suicidal thoughts. In 2009, the FDA approved safety label changes for all approved antiepileptic drugs, except those indicated only for short-term use, to include a warning about an increased risk of suicidal thoughts or actions. In addition, in 2011, the FDA added warnings to the labels of antiepileptic drugs regarding an increased risk of drug reaction with Eosinophilia and Systemic Symptoms, or DRESS, also known as multiorgan hypersensitivity, which has been reported in patients taking antiepileptic drugs. HORIZANT, as a compound that is believed to share the same therapeutic target as antiepileptic drugs such as gabapentin and pregabalin, has similar warnings regarding suicidality and DRESS in its label. Additional scrutiny could be placed on HORIZANT if it is found to have an increased risk of suicides or suicidal behavior. In 2010, the FDA released draft guidance recommending that prospective suicidality assessments be performed in clinical trials of any drug with central nervous system activity. We expect that the FDA will follow this guidance, and our current and potential future business partners will be required to perform suicidality assessments in all clinical trials of any of our product candidates with central nervous system activity. Finally, if the FDA determines that a drug may present a risk of substance abuse, it can recommend to the DEA that the drug be scheduled under the Controlled Substances Act. While gabapentin is not a scheduled drug at the present time, pregabalin has been scheduled as a controlled substance. Since pregabalin is a scheduled drug, it is possible that the FDA may require additional testing of HORIZANT in the future, the results of which could lead the FDA to conclude that HORIZANT should be scheduled as well. Scheduled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA regulates the amount of a scheduled substance that is available for clinical trials and commercial distribution. Accordingly, any scheduling action that the FDA or DEA may take with respect to HORIZANT may limit HORIZANT’s marketing approval. In addition, any failure or delay in commencing or completing clinical trials or obtaining regulatory approvals for our product candidates would delay commercialization of our product candidates by our current or potential future business partners, which could severely harm our business and financial condition.

We may not develop additional prodrug product candidates and we also may not acquire and/or in-license other products, product candidates, programs or companies to grow and diversify our business.

As part of a restructuring in 2010, we eliminated our discovery research department, which prevents our ability to discover additional product candidates at this time. Similarly, in connection with our strategic shift to focus on commercializing HORIZANT, in October 2015, we implemented a workforce reduction of approximately 25 employees, which workforce reduction included the substantial elimination of our research and development function. While we are seeking to enter into partnerships for the further development of XP23829 and XP21279, we are not conducting any clinical development of our product candidates and currently have no plans or the personnel necessary to conduct any such development. Accordingly, the future growth of our business is currently substantially dependent on our HORIZANT commercialization efforts. However, to grow our business over the longer term and diversify our sole product risk, we may seek to acquire and/or in-license other products, product candidates, programs or companies. Future growth through acquisition or in-licensing will depend upon the availability of suitable products, product candidates, programs or companies for acquisition or in-licensing on acceptable prices, terms and conditions. Any growth through development will depend upon our identifying and obtaining product opportunities and in some circumstances product candidates, our ability to develop those products and the availability of funding to complete such development activities and obtain regulatory approval for and successfully commercializing any new potential product opportunities. Even if appropriate opportunities are available, we may not be able to successfully identify them, or we may not have the financial resources or personnel necessary to pursue them. In this regard, to obtain additional product candidates, we may need to find appropriate internal or external development functions, which would require the expenditure of significant resources and efforts that could divert time and resources from the commercialization of HORIZANT. In addition, the competition to acquire or in-license rights to promising products, product candidates, programs and companies is fierce, and many of our competitors are large, multinational pharmaceutical and biotechnology companies with considerably more financial, development and commercialization resources and experience than we have. In order to compete successfully in the current business climate, we may have to pay higher prices for assets than may have been paid historically, which may make it more difficult for us to realize an adequate return on any acquisition. Thus, even if we succeed in identifying promising products, product candidates or programs, we may not be able to acquire rights to them on acceptable terms, or at all. If we are unable to develop or obtain suitable products or product candidates, our growth prospects will be limited, which could result in significant harm to our financial position and adversely impact our stock price. Even if we are able to successfully identify and acquire or in-license new products, product candidates, programs or companies, we cannot assure you that we will be able to successfully manage the risks associated with integrating any products, product candidates, programs or companies into our business or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing.

In any event, we may not be able to realize the anticipated benefits of any acquisition or in-licensing for a variety of reasons, including the possibility that a product candidate proves not to be safe or effective in clinical trials, a product fails to reach its forecasted commercial potential or the integration of a product, product candidate, program or company gives rise to unforeseen difficulties and expenditures. Any failure in identifying and managing these risks and uncertainties effectively would have a material adverse effect on our business.

If some or all of our patents expire, are invalidated or are unenforceable, or if some or all of our patent applications do not yield issued patents or yield patents with narrow claims, competitors may develop competing products using our intellectual property and our business will suffer.

Our success will depend in part on our ability to obtain and maintain patent and trade secret protection for our technologies, HORIZANT, REGNITE and our product candidates both in the United States and other countries. We have a number of U.S. and foreign patents, patent applications and rights to patents related to our compounds, product candidates, products and related technologies, but we cannot guarantee that issued patents will be enforceable or that pending or future patent applications will result in issued patents. Alternatively, a third-party may successfully circumvent our patents. Our rights under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

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

•	we might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies that avoid our patent rights;

•	it is possible that any one or more of our pending patent applications will not result in issued patents;

•	it is possible that the claims of our pending patent applications will be narrowed during prosecution, which may limit the scope of patent protection that may be obtained;

•	our patents do not provide us with any affirmative rights to practice our technologies;

•	any patents issued to us or our current and potential future business partners may not provide a basis for commercially viable products or may be challenged by third parties; or

•	the patents of others may have an adverse effect on our ability to do business.

Even if valid and enforceable patents cover HORIZANT, REGNITE or our product candidates and technologies, the patents will provide protection only for a limited amount of time.

Our and our current and potential future business partners’ ability to obtain patents is highly uncertain because, to date, some legal principles remain unresolved, there has not been a consistent policy regarding the breadth or interpretation of claims allowed in patents in the United States and interpretation of patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Furthermore, the policies governing pharmaceutical patents outside the United States are even more uncertain. Changes in either patent laws or interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. For example, in 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications are being filed, prosecuted and litigated. The United States Patent Office has developed new and untested regulations and procedures to govern the full implementation of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in March 2013. While we cannot predict with certainty the impact the Leahy-Smith Act will have on the operation of our business, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For example, the Leahy-Smith Act enacted proceedings involving post-issuance patent review procedures, such as inter partes review, or IPR, and other post-grant review pathways. Each proceeding has different eligibility criteria and different patentability challenges that can be raised. In this regard, the IPR process generally permits any person, whether they are accused of infringing the patent at issue or not, to challenge the validity of a patent on the grounds that it was anticipated or made obvious by prior art. As a result, numerous entities have challenged valuable pharmaceutical patents through the IPR process. A decision in such a proceeding adverse to our interests could result in the loss of valuable patent rights which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with HORIZANT, REGNITE and products that may result from the development of our product candidates by our current and potential future business partners, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We may obtain patents for product candidates many years before marketing approval is obtained for any resulting products. Because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of the patent may be limited. However, we may be able to apply for patent term extension rights.

As part of the approval process of any of our product label extensions or product candidates in the United States, the FDA may grant us a data exclusivity period during which other manufacturers’ applications for approval of generic versions of our products will not be accepted and/or approved. Generic manufacturers can submit an abbreviated new drug application, or ANDA, referencing an approved product at any time after the relevant acceptance exclusivity period has tolled for the approved product, and thereby initiate a challenge to the approved product’s listed patents by way of a Paragraph IV certification. In addition, the FDA can approve an ANDA any time after the approval exclusivity period (if different from the acceptance exclusivity period) has tolled. For example, the FDA granted HORIZANT five years of data exclusivity based on it being an NCE. Thus, beginning in April 2015, at the end of the first four years of HORIZANT’s data exclusivity period, the FDA can now accept an ANDA that contains unauthorized reference to HORIZANT. Beginning in April 2016, after the full five-year data exclusivity period has tolled, the FDA will be able to approve such ANDA submissions. It is possible that generic manufacturers are considering attempts to seek FDA approval for a similar or identical drug as HORIZANT through submission of an ANDA, which would require a Paragraph IV certification, thereby triggering challenges to our Orange Book-listed patents. If our patents are subject to such challenges, we may need to spend significant resources to defend such challenges and we may not be able to defend our patents successfully. We expect that the approval of an ANDA that results in the launch of a similar or identical drug as HORIZANT could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As part of the approval process for a supplemental new drug application, or sNDA, for a new indication for our products, the FDA may grant a 3-year period of data exclusivity even though the drug product contains an active moiety that was previously approved and subject to an earlier data exclusivity right. However, the sNDA needs to contain reports of new clinical investigations (other than bioavailablity studies) conducted or sponsored by the entity submitting the sNDA. Under the terms of our agreement with the NIAAA, they are responsible for the conduct and financial support (with the exception of our supply of the clinical trial materials) of the ongoing AUD clinical trial for HORIZANT. As a result, if we submit an sNDA for HORIZANT based solely on the current clinical trial being conducted by the NIAAA, we may not be able to demonstrate to the FDA that we provided the type of substantial support of those clinical trial activities sufficient for a new 3-year data exclusivity right.

In June 2012, HORIZANT was granted orphan drug designation by the FDA for treatment of PHN. As a result of this designation, we are entitled to seven years of orphan drug exclusivity for HORIZANT for the management of PHN in adults. As the holder of this orphan drug exclusivity, we are required to assure the availability of sufficient quantities of HORIZANT to meet the needs of patients. Failure to do so could result in withdrawal of our orphan drug exclusivity.

In January 2016, the United States Patent and Trademark Office, or USPTO, granted a patent term extension under our granted composition-of-matter patent, U.S. Patent Number 6,818,787, or the ‘787 Patent, extending the expiry date of that patent for the HORIZANT drug product out through April 6, 2025. In accordance with the applicable laws, we are not able to obtain any additional U.S. patent term extension rights for the HORIZANT drug product and we are further not able to obtain any further U.S. patent term extension rights under the ‘787 Patent for another product.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements. Periodic maintenance and annuity fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent lifecycle. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our current and potential future business partners fail to maintain the patents and patent applications covering HORIZANT, REGNITE or our product candidates, our competitors might be able to enter the market, which would have a material adverse effect on our business.

We also rely on trade secrets to protect our technology, especially where we do not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our confidential information to a third party. Enforcing a claim that a third-party illegally obtained and is using our trade secrets is expensive and time-consuming, and the outcome is unpredictable. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Our current and potential future partners and other research and development collaborators may have rights to publish data and other information in which we have rights. In addition, we sometimes engage individuals or entities to conduct research that may be relevant to our business. The ability of these individuals or entities to publish or otherwise publicly disclose data and other information generated during the course of their research is commonly subject to certain contractual limitations. In most cases, these individuals or entities are, at the least, precluded from publicly disclosing our confidential information and are only allowed to disclose other data or information generated during the course of the research after we have been afforded an opportunity to consider whether patent and/or other proprietary protection should be sought. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our technology and other confidential information, then our ability to receive patent protection or protect our proprietary information may be jeopardized.

We may become involved in lawsuits and other proceedings to protect, defend or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors and other third parties may misappropriate, infringe or otherwise violate our intellectual property rights including our patent, trademark, copyright and other proprietary rights. To counter such infringement, misappropriation or other violations, we may be required to file legal actions such as claims, suits, proceedings and/or litigation, which can be expensive, distracting and time consuming. Any such legal actions could provoke the relevant parties to assert counterclaims against us, including claims alleging that we infringe their patents, have misappropriated their proprietary rights or otherwise violated their own intellectual property rights. In addition, in a patent infringement proceeding, a court may decide that one or more of the patents we assert against a third-party is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to prevent the other party from using the technology at issue on the grounds that our patents do not cover the activities. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In such a case, we could ultimately be forced to cease our use of such marks. We may also become involved in other disputes relating to our intellectual property rights, such as opposition, post-grant review, derivation, interference or re-examination proceedings before the USPTO or its foreign counterparts and, if we are unable to successfully resolve any such disputes, we could lose rights in our valuable intellectual property. In any intellectual property disputes, even if we are successful, any award of monetary damages, injunction or other remedy we receive may not be commercially valuable. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Third-party claims of intellectual property infringement would require us to spend significant time and money and could prevent us and our current and potential future business partners from developing or commercializing our products.

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering products or other technologies of interest to us that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. For example, we are aware of a family of third-party patent applications relating to prodrugs of gabapentin. We believe the applications have been abandoned in the United States, the European Patent Office, Canada, Australia and the United Kingdom. Additionally, with respect to XP23829, we are aware of third-party patents and patent applications relating to the use of fumarates in the treatment of MS and psoriasis, including several such patents held by Biogen and included in the TECFIDERA Orange Book listing, which could impair or otherwise make it more difficult for us to enter into partnerships for the further development XP23829 on favorable terms, if at all. In addition, we believe that in all countries in which we hold or have licensed rights to patents or patent applications related to HORIZANT, REGNITE and gabapentin enacarbil, the composition-of-matter patents on gabapentin, the metabolite of gabapentin enacarbil, have all expired. However, it is possible that a judge or jury will disagree with our conclusions regarding the expiration of these patents that may relate to HORIZANT, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. In addition, there could be other third-party patents or patent applications covering certain aspects of our and our current and potential future business partners’ planned development or commercialization activities that we are not yet aware of. Any legal action against our current or potential future business partners or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us or our current or potential future business partners to potential injunction that could prevent us or our current or potential future business partners from selling the affected products, expose us to potential liability for damages and require our current or potential future business partners or us to obtain a license to continue to manufacture or market the affected products and processes. Licenses required under any of these patents may not be available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our and our current and potential future business partners’ ability to develop, commercialize and sell HORIZANT, REGNITE or our product candidates. Such legal actions against us could also include the theory of contributory infringement, or claiming that because our prodrugs are broken down in the body into an active metabolite and other substances, that we have infringed on patents that cover the use of the active metabolite. We believe that there may continue to be significant litigation in the biotechnology and pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.

Furthermore, our success will depend, in part, on our current and potential future business partners’ ability to develop our product candidates in current indications of interest or opportunities in other indications. Court decisions have indicated that the exemption from patent infringement afforded by the Hatch-Waxman Act does not encompass all research and development activities associated with product development. In some instances, we or our current and potential future business partners may be required to obtain licenses to third-party patents to conduct development activities, including activities that may have already occurred. It is not known whether any license required under any of these patents would be made available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect any continued development product candidates and could result in the failure of our current or potential future business partners to bring new products resulting from our product candidates to market. If we are required to defend against patent suits brought by third parties relating to third-party patents that may be relevant to development activities, or if we initiate such suits, we could incur substantial costs in litigation. Moreover, an adverse result from any legal action in which we are involved could subject us to damages and/or prevent our current and potential future business partners from conducting development activities on our product candidates.

We have relied, and may in the future rely, on third parties to conduct preclinical and clinical trials on our behalf. If these third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for, or commercialize, any future product candidates or HORIZANT in any additional indications.

We do not have the ability to independently conduct clinical trials, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators, collaborators, partners and contract laboratories, to conduct any clinical trials that we may in the future choose to conduct. We have, in the ordinary course of business, entered into agreements with such third parties, and we may continue to do so to the extent we chose in the future to pursue the development of any future product candidates, for the conduct of HORIZANT post-marketing studies and/or the development of HORIZANT for any additional indications. Nonetheless, we, as the sponsor, are responsible for confirming that each of our clinical trials that we may conduct is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. For example, we would need to prepare, and ensure our compliance with, various procedures required under good clinical practices, even though third-party contract research organizations have prepared and are complying with their own, comparable procedures. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our potential future development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for any future product candidates, or successfully commercialize HORIZANT.

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

Management transition creates uncertainties and could harm our business.

We have recently had significant changes in executive leadership, and more could occur. Effective September 29, 2015, Ronald W. Barrett, Ph.D., retired as our Chief Executive Officer and as a member of our Board of Directors. In connection with Dr. Barrett’s resignation, Vincent J. Angotti, who was then serving as our Executive Vice President and Chief Operating Officer, was appointed as our Chief Executive Officer and appointed to our Board of Directors.

As a result of the recent changes in our management team, Mr. Angotti has taken on substantially more responsibility for the management of our business and of our financial reporting, which has resulted in greater workload demands and could divert his attention away from certain key areas of our business. Disruption to our organization as a result of executive management transition may have a detrimental impact on our ability to implement our strategy and could have a material adverse effect on our business, financial condition and results of operations.

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

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop or commercialize HORIZANT.

Our success depends on our continued ability to attract, retain and motivate highly qualified management, commercial, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading clinicians. If we are not able to retain our key personnel, we may not be able to successfully develop or commercialize HORIZANT. Competition, and our plans to relocate our corporate headquarters in 2016 due to the expiration of our current facility lease, may limit our ability to hire and/or retain highly qualified personnel on acceptable terms. Moreover, none of our employees have employment commitments for any fixed period of time and could leave our employment at will. We do not carry “key person” insurance covering members of senior management or key scientific personnel. If we fail to identify, attract and retain qualified personnel, we may be unable to continue our HORIZANT development and commercialization activities.

In October 2015, we announced a reduction of approximately 25 employees following our announcement that we were discontinuing internal development of XP23829 in connection with our strategic shift to focus on the commercialization of HORIZANT. In addition, we announced past workforce reductions in each of June 2013, May 2012 and March 2010, and our history of implementing workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain and/or attract talented employees. Relocation of our corporate headquarters in 2016 may also negatively affect our ability to attract and/

or retain qualified employees. Further, to the extent we experience additional management transition, competition for top management is high and it may take many months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

If we use biological and hazardous materials in a manner that causes contamination or injury or violates laws, we may be liable for damages.

Our development activities involve the use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We, our current and potential future business partners, the third parties that conduct clinical trials on our behalf and the third parties that manufacture HORIZANT or our product candidates are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and waste products. The cost of compliance with these laws and regulations could be significant. The failure to comply with these laws and regulations could result in significant fines and work stoppages and may harm our business.

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

Our current facility lease is scheduled to expire and we may not be able to secure a new facility lease on terms commercially favorable for us.

We lease approximately 103,000 square feet of office and laboratory space in an office building at 3410 Central Expressway, Santa Clara, California, which is scheduled to expire on May 31, 2016. Due to the competitive commercial real estate market in the Silicon Valley, we may not be able to secure a new facility lease on terms commercially favorable for us. In addition, the relocation of our corporate headquarters may hinder our ability to attract and retain qualified personnel, and may also cause employee turnover if the commute time for our headquartered employees is significantly increased.

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

•

actions taken by regulatory agencies with respect to HORIZANT, REGNITE or our product candidates, our current and potential future business partners’ clinical trials or our sales and marketing activities;

•	actions taken by regulatory agencies with respect to products or drug classes related to HORIZANT, REGNITE or our product candidates;

•	problems in our manufacturing or supply chain that limit or exhaust the quantity of supplies of HORIZANT that are available to patients;

•	partnering with third-party business partners for the development of our product candidates;

•	changes in our current and potential future business partners’ business strategies;

•

developments in our business relationships with Astellas, Indivior and/or the NIAAA, including potential disputes or the termination or further modification of our agreements with Astellas, Indivior and/or the NIAAA;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including infringement lawsuits;

•	actions taken by regulatory agencies with respect to our or our current and potential future business partners’ compliance with regulatory requirements;

•	announcements or actions by stockholder activists;

•	possible sales of our common stock by holders of the 2022 Notes who may view the 2022 Notes as a more attractive means of equity participation in our company;

•	the conversion of some or all of the 2022 Notes and any sales in the public market of shares of our common stock issued upon conversion of the 2022 Notes;

•	hedging or arbitrage trading activity involving our common stock, including in connection with arbitrage strategies employed or that may be employed by investors in the 2022 Notes;

•	announcements of technological innovations or new products by us or our competitors;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	restatements of our financial results and/or material weaknesses in our internal controls; and

•	the loss of any of our key scientific or management personnel.

The stock markets in general and the markets for biotechnology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. For example, recent negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology stocks. These broad market fluctuations have adversely affected and may in the future adversely affect the trading price of our common stock. In the past, purported class action lawsuits have often been instituted against companies, including our company, whose securities have experienced periods of volatility in market price. Any such litigation brought against us could result in substantial costs, which would hurt our financial condition and results of operations, divert management’s attention and resources and possibly delay our clinical trials or commercialization efforts.

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

The following factors are likely to result in fluctuations of our operating results from quarter to quarter and year to year:

•	the level and timing of commercial sales of HORIZANT, REGNITE or any other products that may result from our product candidates approved by the FDA or its foreign counterparts;

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

•	adverse results or delays in our or our current and potential future business partners’ clinical trials;

•

the timing and achievement of clinical, regulatory, strategic and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the filing for regulatory approval or our establishment of strategic arrangements for one or more of our product candidates;

•	announcement of FDA approvability, approval or non-approval of our product candidates and the timing of the FDA review process;

•

actions taken by regulatory agencies with respect to HORIZANT, REGNITE or our product candidates, our clinical trials, our current and potential future business partners’ clinical trials or our sales and marketing activities;

•	actions taken by regulatory agencies with respect to products or drug classes related to HORIZANT, REGNITE or our product candidates;

•	problems in our manufacturing or supply chain that limit or exhaust the quantity of supplies of HORIZANT that are available to patients;

•	changes in our current and potential future business partners’ business strategies;

•	developments in our relationship with our current and potential future business partners, including potential disputes or the termination or modification of our agreements;

•	actions taken by regulatory agencies with respect to our or our current and potential future business partners’ compliance with regulatory requirements;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including patent infringement lawsuits; and

•	announcements of technological innovations or new products by us or our competitors.

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

As of February 12, 2016, our executive officers, directors and holders of 5% or more of our outstanding common stock, based upon information known to us and derived from Schedules 13G filed with the SEC, beneficially owned approximately 71% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the market price of our common stock.

Anti-takeover provisions in our charter documents and under Delaware law, and the provisions in the indenture governing the 2022 Notes, could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

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

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of February 12, 2016, we had 63,456,081 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction. In addition, future issuances by us of our common stock upon the exercise or settlement of equity-based awards and conversions of the 2022 Notes would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares of common stock, or the perception that these sales might occur, could also adversely affect the market price of our common stock.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

We lease approximately 103,000 square feet of office and laboratory space in an office building at 3410 Central Expressway, Santa Clara, California, which is scheduled to expire on May 31, 2016.

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

Market for Registrant’s Common Equity; Dividends

Our common stock is traded on The NASDAQ Global Select Market under the symbol “XNPT.” As of February 12, 2016, there were approximately 59 holders of record of our common stock. No cash dividends have been paid on our common stock to date, and we intend to utilize any earnings for development of our business. The following table sets forth, for the periods indicated, the range of high and low intraday sales prices of our common stock as quoted on The NASDAQ Global Select Market for the two most recent fiscal years.

	High	Low
2015
4th Quarter	$6.94	$3.36
3rd Quarter	7.86	3.35
2nd Quarter	7.72	5.35
1st Quarter	9.60	6.55
2014
4th Quarter	$9.24	$5.17
3rd Quarter	5.65	4.12
2nd Quarter	5.38	3.15
1st Quarter	7.20	4.94

The closing price for our common stock as reported by The NASDAQ Global Select Market on February 12, 2016 was $4.03 per share.

Issuer Purchases of Equity Securities

None.

Performance Measurement Comparison(1)

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2010 for: (i) our common stock; (ii) the NASDAQ Composite Index; and (iii) the NASDAQ Biotechnology Index for the five-year period ended December 31, 2015. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

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

	Year Ended December 31,
	2015	2014(1)	2013(2)	2012	2011
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Product sales, net	$39,459	$20,173	$6,414	$—	$—
Collaboration revenue	1,134	26,134	1,137	11,515	8,515
Royalty revenue	567	561	400	109	—
Net revenue from unconsolidated joint operating activities	—	—	—	10,000	35,000

Total revenues	41,160	46,868	7,951	21,624	43,515

Operating expenses (gains):
Cost of product sales	2,366	2,094	1,170	—	—
Research and development	22,715	23,679	33,325	42,947	43,788
Selling, general and administrative	95,301	70,194	59,084	30,244	30,427
Gain on litigation settlement	—	—	—	(20,499)	—
Restructuring charges	—	—	—	—	2,923

Total operating expenses	120,382	95,967	93,579	52,692	77,138

Loss from operations	(79,222)	(49,099)	(85,628)	(31,068)	(33,623)
Interest and other income	518	253	213	254	243
Interest and other expense	(3,609)	(487)	(468)	—	—

Loss before income taxes	(82,313)	(49,333)	(85,883)	(30,814)	(33,380)

Net loss	$(82,313)	$(49,333)	$(85,883)	$(30,814)	$(33,380)

Basic and diluted net loss per share	$(1.30)	$(0.81)	$(1.81)	$(0.78)	$(0.94)

Shares used to compute basic and diluted net loss per share	63,193	60,856	47,545	39,434	35,400

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$139,486	$102,056	$58,658	$139,002	$94,442
Working capital	135,262	91,806	53,616	141,317	83,922
Restricted investments	1,725	1,725	1,725	1,955	1,954
Total assets	163,993	123,061	78,541	159,048	104,036
Convertible senior notes, net(3)	111,761	—	—	—	—
Other noncurrent liability and other liability(4)	3,841	3,269	2,782	2,314	—
Accumulated deficit	669,129	586,816	537,483	451,600	420,786
Total stockholders’ equity	20,300	91,140	53,693	130,210	75,135

(1)	The increase in total revenues in 2014 was primarily from the recognition of $25.0 million in collaboration revenue resulting from our license agreement with Indivior UK Ltd.

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

(3)	On February 3, 2015, we completed a private placement of $115.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2022, or the 2022 Notes, to the investment bank acting as the initial purchaser who subsequently resold the 2022 Notes to qualified institutional buyers. The 2022 Notes sold in the offering include $15.0 million aggregate principal amount of 2022 Notes sold to the initial purchaser pursuant to its option to purchase additional 2022 Notes, which was exercised in full on January 29, 2015. The net proceeds from the offering of the 2022 Notes were $111.3 million, after deducting the initial purchaser’s discount and debt issuance costs payable by us.

(4)	In connection with our reacquisition of the HORIZANT business on May 1, 2013, GSK provided us with inventory of gabapentin enacarbil in GSK’s possession that was not required for use by GSK in the manufacture of HORIZANT and related manufacturing property and equipment. In exchange for such inventory, we agreed to make annual payments to GSK of $1.0 million for six years beginning in 2016, which was recorded at its present value as “Other noncurrent liability” on our balance sheet and is being accreted to its contractual value over the repayment period. At December 31, 2015, the GSK liability comprised of a $0.9 million current portion included in “Other accrued liabilities” and a $2.9 million non-current portion included in “Other noncurrent liability.” The GSK liability as at December 31, 2012 through 2014 comprised solely of a non-current portion included in “Other noncurrent liability.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

XenoPort, Inc. is a biopharmaceutical company focused on commercializing HORIZANT® (gabapentin enacarbil) Extended-Release Tablets in the United States. HORIZANT is approved by the U.S. Food and Drug Administration, or FDA, for two indications: the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults; and management of postherpetic neuralgia, or PHN, in adults. We have also entered into a clinical trial agreement with the National Institute on Alcohol Abuse and Alcoholism, or the NIAAA, under which the NIAAA is conducting a clinical trial evaluating gabapentin enacarbil as a potential treatment for alcohol use disorder. REGNITE® (gabapentin enacarbil) Extended-Release Tablets is being marketed in Japan by Astellas Pharma Inc., or Astellas, for moderate to severe RLS. We have granted exclusive world-wide rights for the development and commercialization of our clinical-stage oral product candidate, arbaclofen placarbil, or AP, to Indivior UK Ltd., or Indivior, for all indications. Our development-stage product candidates include XP21279, a prodrug of levodopa that is a potential treatment for patients with idiopathic Parkinson’s disease and XP23829, a novel fumaric acid ester prodrug that is a potential treatment for patients with moderate-to-severe chronic plaque-type psoriasis and potentially for patients with relapsing forms of multiple sclerosis. On October 1, 2015, we announced a strategic shift to focus on the commercialization of HORIZANT. In connection with this strategic shift, we have discontinued internal development of our clinical-stage product candidate XP23829, apart from the completion of ongoing non-clinical studies of XP23829, and are seeking to partner with a third party for the further development of XP21279 and XP23829.

In September 2014, we announced an agreement with the NIAAA for the conduct of a clinical trial by the NIAAA of HORIZANT as a potential treatment for alcohol use disorder, or AUD. The study, which the NIAAA initiated in June 2015, will assess the efficacy of 1200 mg of HORIZANT (administered in two daily doses of 600 mg each) compared with placebo to reduce drinking in subjects who report four or more symptoms of AUD, as defined in the Diagnostic and Statistical Manual of Mental Disorders – Fifth Edition, or DSM-5. Eligible subjects will receive either HORIZANT or placebo for 26 weeks, to include one-week escalation, 24-week maintenance and one-week taper periods. The primary objective of the study is to compare the efficacy of HORIZANT with matched placebo on the primary alcohol consumption outcome, which is the percentage of subjects with no heavy drinking days during the last four weeks of the treatment. The NIAAA anticipates that the results may be available by the first half 2017. Under the terms of the agreement, we have supplied HORIZANT clinical trial material and the NIAAA is conducting and paying all other expenses associated with the AUD clinical trial of HORIZANT. We will have access to study data generated under the clinical trial to support any potential regulatory filings for HORIZANT as a potential treatment for AUD. Based on prior joint discussions between us, the NIAAA and the FDA, we believe that positive results from this study, along with other supporting data, could enable us to file a supplemental New Drug Application for HORIZANT as a potential treatment for AUD.

We reacquired development and commercialization rights to HORIZANT from Glaxo Group Limited, or GSK, our former collaborator for this product, on May 1, 2013. We have focused our promotional and sales efforts on specialty doctors in specific geographic territories. We initiated our commercialization efforts in approximately 40 territories and, in the third quarter of 2014, expanded our sales force into approximately 70 territories in the United States. In the first quarter of 2015, we announced an additional expansion of our sales force and by the beginning of the third quarter of 2015, our sales force covered approximately 120 territories in the United States. Our sales force has continued to expand and is now up to approximately 135 territories in the United States. In January 2016, we converted all of our contract sales representatives into XenoPort-employed sales representatives, and our sales force now consists solely of XenoPort-employed sales representatives dedicated to HORIZANT education and promotion. However, we rely on, and expect to continue to rely on, our contract sales organization to provide back-office logistical support for the XenoPort-employed sales representatives.

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

Under the terms of an exclusive license agreement with Indivior, which became effective on June 19, 2014, we granted Indivior exclusive, world-wide rights to develop and commercialize pharmaceutical products containing AP and other prodrugs of baclofen or R-baclofen, or AP Products, for all indications, subject to our right of first negotiation to collaborate to develop and commercialize AP Products for non-addiction indications. In exchange for these rights, we received an upfront, non-refundable cash payment of $20.0 million in June 2014 and received an additional $5.0 million payment in July 2014 after our delivery of specified materials, both of which were recognized in the third quarter of 2014. We are also eligible to receive aggregate cash payments of up to $120.0 million upon the achievement by Indivior of certain contingent event-based payments, of which $70.0 million are regulatory and development-based and $50.0 million are commercialization-based. In addition, we are entitled to receive tiered double-digit royalty payments of up to the mid-teens on a percentage basis on potential future net sales of AP Products in the United States, and high single-digit royalty payments on potential future net sales of AP Products outside the United States.

We currently depend, and may in the future depend, on collaboration, partnership, licensing and other strategic arrangements with third-party business partners. The potential for gabapentin enacarbil, XP21279 and/or XP23829 could be enhanced through partnerships that would further develop and/or enhance commercialization efforts of these assets. As such, we plan to enter into partnerships with pharmaceutical companies in order to: (1) gain access to a primary care and/or an expanded sales force to maximize the commercial potential of gabapentin enacarbil, XP23829 and/or XP21279 in the United States; (2) develop and commercialize gabapentin enacarbil, XP23829 and/or XP21279 outside the United States; or (3) to develop and commercialize our product candidates that fall outside our core focus or our core development capabilities.

Historically, revenues recognized through May 1, 2013 were primarily comprised of upfront, milestone and contingent event-based payments from our collaboration and partnership arrangements. While a significant portion of our revenues in 2014 consisted of revenues from the recognition of cash payments we received under our license agreement with Indivior, and we may in the future recognize revenues from contingent-event based payments from Indivior, we expect the future composition of our revenues to consist primarily of revenues from HORIZANT drug product sales. Although we are recognizing revenue from HORIZANT drug product sales in the United States, our relative lack of commercialization experience as an organization with respect to HORIZANT drug product sales will make future operating results difficult to predict. In this regard, our product sales revenue may vary significantly from period to period as our commercialization efforts progress, and we may be unable to meaningfully increase HORIZANT drug product sales or otherwise successfully commercialize HORIZANT in a timely manner or at all. We also expect that the expenses of increasing and maintaining our sales and marketing capabilities, including with respect to the internal and external costs of supporting and maintaining an increased number of sales representatives, and maintaining and expanding a distribution and supply chain infrastructure will continue to be substantial, and these costs may exceed the revenues that we are able to generate from HORIZANT drug product sales. We recorded $39.5 million in net sales from HORIZANT in 2015.

Gabapentin enacarbil is licensed to Astellas in Japan. We are entitled to receive percentage-based high-teen royalties on net sales of REGNITE in Japan, and the royalties are recognized as revenue when royalty payments are received. In 2015, the royalty revenue from net sales of REGNITE in Japan was $0.6 million. We expect royalty revenues from our partnership with Astellas to fluctuate based on the results of their commercialization, marketing and distribution efforts for REGNITE in Japan and, to a lesser extent, foreign currency fluctuations; however, we do not expect that royalty revenues from our partnership with Astellas will be meaningful for the foreseeable future.

As a result of our strategic shift to focus on HORIZANT, and our decision to discontinue the internal development of XP23829 and seek a partner for further development and potential commercialization of

XP21279 and XP23829, we expect our research and development expenses going forward will decline, in particular after we wind down activities related to our Phase 2 clinical trial of XP23829 and complete our ongoing non-clinical studies of XP23829. In this regard, we expect that our research and development expenses in 2016 will be significantly lower than 2015 levels, and will consist primarily of headcount and other overhead expenses, as well as expenses related to our ongoing non-clinical studies of XP23829. In 2016, we expect our selling, general and administrative expenses to be higher compared to 2015 levels primarily due to continued internal and external expenses of supporting and maintaining an increased number of sales representatives, as well as from maintaining and expanding marketing, distribution and other commercial capabilities for HORIZANT, largely through third-party service providers.

In connection with our strategic shift, on September 29, 2015 we implemented a restructuring entailing a reduction in force to eliminate approximately 25 positions, including positions related to XP23829. In connection with this restructuring, we recorded severance-related restructuring charges of $1.7 million in 2015, of which $0.7 million was recorded as “Research and development” expense and $1.0 million was recorded as “Selling, general and administrative” expense. We estimate that the associated cash payments of $1.7 million will be substantially paid by the first quarter of 2016. In addition, on September 29, 2015, Ronald W. Barrett, Ph.D., retired as Chief Executive Officer and as director of XenoPort. Dr. Barrett’s retirement resulted in the recording of $1.2 million in severance benefits in 2015, all of which was recorded as “Selling, general and administrative” expense and were based upon his existing Severance Rights Agreement. We estimate that the associated cash payments of $1.2 million will be paid by the first quarter of 2017.

On February 3, 2015, we completed a private placement of $115.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2022, or the 2022 Notes. The net proceeds from the offering of the 2022 Notes were $111.3 million, after deducting the initial purchaser’s discount and offering expenses payable by us. For more information on the 2022 Notes, see “Liquidity and Capital Resources — 2022 Notes” below.

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

Revenue Recognition

Product Sales

We began selling HORIZANT to wholesalers in May 2013. We recognize revenue from HORIZANT drug product sales when there is persuasive evidence that an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectability is reasonably assured. We record estimated reductions to revenues for customer incentives such as cash discounts for prompt payment, distributor fees, expected returns, government rebates such as Medicaid reimbursements and our patient assistance program. These estimates are deducted from gross product sales at the time such revenues are recognized. If future actual results vary from our estimates, we may need to adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment.

Items Deducted from Gross Product Sales

Prompt Pay Discount

We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment, and historically our customers have availed themselves of this discount. Based on our commercialization experience, we expect our customers to continue to comply with the prompt payment terms to earn the cash discount, as we are selling HORIZANT to the same customers under similar prompt payment terms and conditions. We estimate cash discounts for prompt payment based on contractual terms and our customer utilization rates. We account for cash discounts by reducing accounts receivable by the full amount and recognizing the discount as a reduction of revenue in the same period the related revenue is recognized.

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

Patient Assistance

We offer a co-pay card program to assist commercially insured patients with the cost of their HORIZANT-related co-payments. Participating retail pharmacies get reimbursed by us for the amount of the co-pay assistance provided to eligible patients. We estimate and accrue the cost of our co-pay program based on historical and current redemption activity for this program. We reimburse the participating pharmacies approximately one month after the prescriptions subject to co-pay assistance are filled. These estimates require significant judgment by management and could vary based on program acceptance.

A rollforward of our product sales allowances for the period from May 1, 2013, the date we assumed all responsibilities for further development, manufacturing and commercialization of HORIZANT in the United States, through December 31, 2015 is as follows (in thousands):

	Prompt Pay Discount	Distributor Fees	Product Returns	Government Rebates and Chargebacks	Patient Assistance	Total
Balance at December 31, 2012	$—	$—	$—	$—	$—	$—
Revenue Allowances:
Provision	152	554	80	227	181	1,194
Payments and credits related to sales made during the period	(130)	(378)	(3)	(52)	(108)	(671)

Balance at December 31, 2013	22	176	77	175	73	523
Revenue Allowances:
Provision (recovery), net	509	1,873	(58)	1,909	1,043	5,276
Payments and credits related to sales made during the period	(463)	(1,628)	(2)	(1,270)	(928)	(4,291)

Balance at December 31, 2014	68	421	17	814	188	1,508
Revenue Allowances:
Provision	1,024	4,114	25	5,065	2,140	12,368
Payments and credits related to sales made during the period	(946)	(3,431)	(12)	(4,269)	(2,013)	(10,671)

Balance at December 31, 2015	$146	$1,104	$30	$1,610	$315	$3,205

The increase in the product sales allowances during 2015 compared to 2014, and 2014 compared to 2013, was primarily due to net increases of 96% and 215% in HORIZANT drug product sales during 2015 and 2014, respectively.

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

We estimate the fair value of stock options without market conditions and stock purchase rights using a Black-Scholes valuation model which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. We derive the expected life assumption using data obtained from similar entities, taking into consideration factors such as industry, stage of life cycle, size and financial leverage. We use our historical volatility to derive the expected stock price volatility assumption. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, and the resulting charge is expensed using the straight-line attribution method over the vesting period. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived, exchange-traded options that have no vesting restrictions and are fully transferable. Restricted stock units, or RSUs, without market conditions are measured at the fair value of our common stock on the date of grant and expensed over the period of vesting using the straight-line attribution approach.

We estimate the fair value of stock options and RSUs subject to market conditions using a Monte Carlo simulation model, which involves a series of random scenarios that may take different future price paths over an awards contractual life. The grant date fair value is determined by taking the average of the grant date fair values under each of many Monte Carlo simulations. The determination of the fair value is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables including our expected stock price volatility over the expected term of the awards, and risk-free interest rates.

We account for stock compensation arrangements to non-employees in accordance with the Equity-Based Payments to Non-Employees topic of the Codification, using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned. The measurement of stock-based compensation for these arrrangements is subject to periodic adjustments as the underlying equity instruments vest.

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

Our current portfolio of proprietary product candidates is summarized in the table below. The table summarizes development initiatives, including the related stages of development and the direct, third-party research and development expenses recognized in connection with each of our product candidates. The information in the column labeled “Estimated Completion of Current Phase” is our current estimate of the timing of completion of the current phase of development. The actual timing of completion could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the “Our success also depends on our development-stage product candidates. If our current and potential future business partners are unable to bring any of these product candidates to market, or experience significant delays in doing so, our ability to generate revenue from our product candidates and our likelihood of success will be reduced;” “Our success also depends on our development-stage product candidates. If our current and potential future business partners are unable to bring any of these product candidates to market, or experience significant delays in doing so, our ability to generate revenue from our product candidates and our likelihood of success will be reduced;” “We currently depend, and may in the future depend, on partnerships to complete the development, regulatory approval and commercialization of our products and product candidates. These partnerships will likely place the development of our product candidates outside our control, may require us to relinquish important rights, may otherwise be on terms unfavorable to us and may ultimately not be successful;” “If our current and potential future business partners’ preclinical studies do not produce successful results or clinical trials do not demonstrate safety and efficacy in humans, our current and potential future business partners will not be able to commercialize our product candidates;” “As a result of our limited resources to market or sell a product or pursue the development of a particular candidate or indication and our decision to focus on the commercialization of HORIZANT, we may fail to capitalize on other products or product candidates or indications that may be more profitable or for which there is a greater likelihood of success;” “If we or our current and potential future business partners are not able to obtain or maintain required regulatory approvals, we or our current and potential future business partners will not be able to commercialize HORIZANT, REGNITE or our product candidates, our ability to generate revenue will be materially impaired and our business will not be successful” sections of Item 1A – “Risk Factors.”

Product Candidate	Description	Phase of Development	Estimated Completion of Current Phase	Related R&D Expenses Year Ended December 31,
				2015	2014	2013
				(In thousands)
XP23829(1)	Psoriasis/ MS	Phase 2 completed	N/A - Seeking to partner	$10,508	$8,540	$4,775
AP(2)	Spasticity	Discontinued in 2013	N/A - Partnered	82	116	9,380
XP21279(1)	Parkinson’s disease	Phase 2 completed	N/A - Seeking to partner	11	32	74
Other(3)				12,114	14,991	19,096

Total research and development				$22,715	$23,679	$33,325

(1)	On October 1, 2015, we announced a decision to discontinue our development of XP23829, and to seek to partner with a third party for the further development of XP21279 and XP23829.

(2)	We discontinued our development of AP in 2013 and in June 2014, we granted exclusive, world-wide rights to Indivior to develop and commercialize AP Products for all indications.
(3)	“Other” constituted research and development costs for our marketed product and product candidates that are not directly allocated to XP23829, AP or XP21279. For the year ended December 31, 2015, “other” expenses consisted primarily of personnel costs of $6.9 million and office and facilities overhead costs of $3.9 million. For the year ended December 31, 2014, “other” expenses consisted primarily of personnel costs of $9.9 million and office and facilities overhead costs of $3.8 million. For the year ended December 31, 2013, “other” expenses consisted primarily of personnel costs of $11.6 million and office and facilities overhead costs of $4.2 million.

Historically, a significant component of our total operating expenses has been our investment in research and development activities, including the clinical development of XP23829. The process of conducting the clinical research necessary to obtain FDA approval is costly and time consuming. The actual probability of success for each product candidate and clinical program may be impacted by a variety of factors, including, among others, the quality of the product candidate, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. As a result of our recent strategic shift to focus on HORIZANT, and our decision to discontinue the internal development of XP23829, we continue to seek to enter into partnerships, collaborations or other strategic arrangements with third parties for the further development and potential commercialization of XP21279 and XP23829. We expect that this strategic shift will result in a decrease in our research and development expenses going forward, in particular after we wind down activities related to our Phase 2 clinical trial of XP23829 and complete our ongoing non-clinical studies of XP23829. In situations in which third parties have control over the preclinical development or clinical trial process for a product candidate, such as under our license agreement with Indivior, the estimated completion date is largely under the control of that third party and not under our control. We cannot forecast with any degree of certainty which of our other product candidates, if any, will be subject to future partnerships, collaborations or other strategic arrangements, or how such arrangements would affect our development plans or capital requirements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs are specified incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs). Prior to this standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). This presentation differed from the presentation for a debt discount, which is a direct adjustment to the carrying value of the debt (i.e., a contra liability). These different balance sheet presentation requirements created unnecessary complexity. This new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. This new standard does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs should continue to be calculated using the interest method and reported as interest expense. ASU No. 2015-03 is effective for us in the first quarter of fiscal 2016, with early adoption permitted. We elected to early adopt this standard by having it be effective for the reporting period ending on March 31, 2015, and as such, presented $0.5 million in debt issuance costs as a direct deduction from the carrying value of the 2022 Notes.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Prior to this update, entities were required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This update is intended to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for us beginning with our annual report for fiscal 2018 and interim periods thereafter. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact that ASU 2015-17 will have on our financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update requires all equity investments to be measured at fair value with changes in fair value recognized in net income, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, and eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for us beginning in the first quarter of fiscal 2018. We are currently evaluating the impact that ASU 2016-01 will have on our financial statements.

Results of Operations

Years Ended December 31, 2015, 2014 and 2013

Revenues

Our net product sales revenue was from the sales of HORIZANT after the transition period ended on April 30, 2013. Our collaboration revenue consisted of the recognition of revenues from the upfront payments from our partnership with Astellas and from the upfront and additional payments from our partnership with Indivior. Our royalty revenue was from Astellas and was based on Astellas’ net sales of REGNITE in Japan.

	Year Ended December 31,			2014 to 2015 Change		2013 to 2014 Change
	2015	2014	2013	$	%	$	%
	(In thousands, except percentages)
Product sales, net	$39,459	$20,173	$6,414	$19,286	96%	$13,759	215%
Collaboration revenue	1,134	26,134	1,137	(25,000)	-96%	24,997	2199%
Royalty revenue	567	561	400	6	1%	161	40%

Total revenues	$41,160	$46,868	$7,951	$(5,708)	-12%	$38,917	489%

The decrease in total revenues for 2015 compared to 2014 was primarily due to absence of the $25.0 million in collaboration revenue from Indivior recognized in the third quarter of 2014. This decrease was partially offset by increased HORIZANT net product sales, primarily resulting from an increase in sales volume, and, to a lesser extent, from an increase in average net selling prices due to price increases. The increase in sales volume was due to enhanced promotional efforts, particularly as we expanded our sales force into additional territories in the third quarter of 2014 and again in the third quarter of 2015.

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

We expect the future composition of our revenues to consist primarily of revenues from HORIZANT net product sales. We expect our HORIZANT net product sales to increase in 2016 compared to 2015 levels and that they will be dependent upon the success of our strategies for commercialization, promotion and distribution, as well as our ability to successfully execute on these activities, and to comply with applicable laws, regulations and regulatory requirements. We expect royalty revenue from our partnership with Astellas to fluctuate based on the results of its commercialization, marketing and distribution efforts for REGNITE in Japan and, to a lesser extent, foreign currency fluctuations; however, we do not expect that royalty revenues from our partnership with Astellas will be meaningful for the foreseeable future. We expect collaboration revenue to fluctuate based on Indivior’s timing and achievement of contingent-event based milestones with respect to AP Products and to the extent we enter into new partnerships for our marketed product or any of our product candidates.

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

	Year Ended December 31,			2014 to 2015 Change		2013 to 2014 Change
	2015	2014	2013	$	%	$	%
	(In thousands, except percentages)
Cost of Product Sales	$2,366	$2,094	$1,170	$272	13%	$924	79%

The increase in cost of product sales in 2015 compared to 2014 was primarily from an increase in volume of HORIZANT drug product sales, offset in part by $0.3 million in reserves and write-downs of inventories during 2014.

The increase in cost of product sales in 2014 compared to 2013 was primarily from an increase in volume of HORIZANT drug product sales due to the full year effect of HORIZANT drug product sales in 2014 compared to 2013 and, to a lesser extent, due to enhanced promotional efforts.

We expect cost of product sales for HORIZANT to remain relatively constant as a percentage of net product sales in 2016.

Research and Development Expenses

Research and development expenses consisted of costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts for clinical trials and activities related to development-related regulatory filings.

	Year Ended December 31,			2014 to 2015 Change		2013 to 2014 Change
	2015	2014	2013	$	%	$	%
	(In thousands, except percentages)
Research and development	$22,715	$23,679	$33,325	$(964)	-4%	$(9,646)	-29%

The decrease in research and development expenses in 2015 compared to 2014 was primarily from a reduction in personnel costs of $3.0 million primarily due to decreased headcount and corresponding decreased non-cash stock-based compensation, offset in part by increased net costs for XP23829 of $2.0 million primarily due to increased clinical, toxicology and manufacturing costs. Research and development expenses during 2015 also included $0.7 million in restructuring charges relating to the restructuring plan we implemented in connection with our strategic shift to focus on the commercialization of HORIZANT and discontinue internal development of XP23829.

The decrease in research and development expenses in 2014 compared to 2013 was primarily due to decreased net costs for AP of $9.3 million primarily due to decreased clinical, manufacturing and consulting costs as a result of terminating further development of AP as a potential treatment for spasticity in patients with MS in 2013, decreased personnel costs of $1.8 million primarily due to decreased headcount and corresponding decreased non-cash stock-based compensation, offset in part by increased net costs for XP23829 of $3.8 million primarily due to increased toxicology and clinical costs.

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

	Year Ended December 31,			2014 to 2015 Change		2013 to 2014 Change
	2015	2014	2013	$	%	$	%
	(In thousands, except percentages)
Selling, general and administrative	$95,301	$70,194	$59,084	$25,107	36%	$11,110	19%

The increase in selling, general and administrative expenses in 2015 compared to 2014 was primarily due to costs related to the continued and expanded commercialization of, and promotional activities for, HORIZANT. The increase also included $1.0 million of restructuring charges relating to the restructuring plan we implemented in connection with our strategic shift to focus on the commercialization of HORIZANT and discontinue internal development of XP23829 and $1.2 million of severance charges related to Dr. Barrett’s retirement.

The increase in selling, general and administrative expenses in 2014 compared to 2013 was primarily due to costs related to the continued commercialization and promotion of HORIZANT; specifically, increased professional fees of $4.6 million (which included contract sales force costs) and personnel costs of $5.9 million.

We expect continued increases in selling, general and administrative expenses in 2016 compared to 2015 levels primarily due to internal and external expenses of supporting and maintaining an increased number of sales representatives, as well as expenses from maintaining and expanding marketing, distribution and other commercial capabilities for HORIZANT, largely through third-party service providers.

Interest Income/Expense

Interest income consisted primarily of interest earned on our cash equivalents and short-term investments, and interest expense consisted primarily of the interest expense associated with the 2022 Notes and accretion of our GSK liability.

	Year Ended December 31,			2014 to 2015 Change		2013 to 2014 Change
	2015	2014	2013	$	%	$	%
	(In thousands, except percentages)
Interest income	$518	$253	$213	$265	105%	$40	19%
Interest expense	3,609	487	468	3,122	641%	19	4%

The increase in interest income in 2015 compared to 2014 was due to higher cash balances primarily due to the receipt of $111.3 million in net proceeds from the 2022 Notes offering in February 2015, after deducting the initial purchaser’s discount and offering expenses payable by us. For more information on the 2022 Notes, see “Liquidity and Capital Resources — 2022 Notes” below. Interest income for each of the years ended December 31, 2014 and 2013 remained relatively constant.

The increase in interest expense in 2015 compared to 2014 was principally due to interest expense associated with the 2022 Notes. The increase in interest expense in 2014 compared to 2013 related to annual payments of $1.0 million to GSK in connection with the 2012 termination and transition agreement for six years beginning in 2016, recorded at its present value, which is being accreted to its contractual value over the repayment period.

We expect interest expense to remain relatively constant in 2016 compared to 2015 due to interest expense associated with the 2022 Notes that we issued in February 2015.

Liquidity and Capital Resources

	As of December 31,
	2015	2014
Cash and cash equivalents and short-term investments	$139,486	$102,056
Working capital	135,262	91,806
Restricted investments	1,725	1,725

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash provided by (used in):
Operating activities	$(74,303)	$(32,696)	$(77,903)
Investing activities	11,117	(53,699)	63,509
Financing activities	112,545	77,769	(1,156)
Capital expenditures (included in investing activities above)	80	493	256

Due to our significant research and development and, more recently, sales and marketing expenditures, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our operations primarily through sales of our equity and debt securities, non-equity payments from collaboration, partnership, licensing and other similar forms of revenue-generating transactions with third-party business partners, and interest earned on investments. At December 31, 2015, we had available cash and cash equivalents and short-term investments of $139.5 million. Our cash and investment balances are held in a variety of interest-

bearing instruments, including corporate debt securities, U.S. government-sponsored agencies and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $74.3 million, $32.7 million and $77.9 million in the years ended December 31, 2015, 2014 and 2013, respectively. Our main uses of operating cash flows during these periods were primarily due to funding our net loss, offset in part by non-cash stock-based compensation expense.

Net cash provided by (used in) investing activities primarily reflected the timing of purchases of investments and proceeds from maturities of investments.

Net cash provided by financing activities in 2015 was primarily from the issuance of the 2022 Notes on February 3, 2015, which resulted in $111.3 million in net proceeds to us, after deducting the initial purchaser’s discount and offering expenses payable by us. Net cash provided by financing activities in 2014 was primarily from the public offering of our common stock, which resulted in $77.4 million in net proceeds to us. Net cash used in financing activities in 2013 was from the issuance of common stock through our equity incentive plans.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in Item 1A — “Risk Factors.” Because of the numerous risks and uncertainties associated with the drug development and commercialization, and with our ability to enter into additional partnerships with third parties to participate in the development and commercialization of HORIZANT and our development-stage product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our operations. Our future funding requirements will depend on many factors, including:

•	the timing, receipt and amount of sales or royalties from HORIZANT and REGNITE;

•

the costs of our sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote and distribute HORIZANT, including the internal and external expenses of supporting and maintaining our sales representatives and any potential future expansions to our dedicated sales team;

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

Until we can generate a sufficient amount of product revenues, if ever, we expect to finance future cash needs through public or private equity or equity-linked offerings, debt financings or collaboration, partnership, licensing and other strategic arrangements with third-party business partners. If we raise additional funds by issuing our common stock, or securities convertible into, exchangeable or exercisable for common stock, our stockholders will experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. To the extent that we raise additional capital through partnerships, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our financial condition, the commercial prospects of HORIZANT and REGNITE based on their respective sales to date and our relative lack of experience in commercializing products, and/or current economic conditions, including the effects of disruptions to, and volatility in, the credit and financial markets in the United States, Asia, the European Union and other regions of the world.

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

Contractual Obligations

Our future contractual obligations at December 31, 2015 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Purchase commitments (1)	$17,439	$8,431	$9,008	$—	$—
Long-term payable (2)	6,000	1,000	2,000	2,000	1,000
Operating lease obligations (3)	1,317	1,278	39	—	—
Principal on 2022 Notes due 2022 (4)	115,000	—	—	—	115,000
Interest on 2022 Notes (5)	18,688	2,875	5,750	5,750	4,313

	$158,444	$13,584	$16,797	$7,750	$120,313

(1)	At December 31, 2015, we had non-cancelable purchase orders and minimum purchase obligations of approximately $2.7 million under our commercial supply agreement with Patheon Pharmaceuticals Inc. all due within one year and approximately $12.0 million under our commercial supply agreement with Lonza Ltd., $4.8 million due within one year and $7.2 million due within the one to three year period. At December 31, 2015, we had other non-cancelable purchase commitments of approximately $0.9 million due within one year and approximately $1.8 million due within the one to three year period.

(2)	On November 8, 2012, we executed a termination and transition agreement with GSK that terminated our development and commercialization agreement with respect to HORIZANT. GSK provided us inventory of gabapentin enacarbil in GSK’s possession that was not required for use by GSK in the manufacture of HORIZANT. In exchange for such inventory, we will make annual payments to GSK of $1.0 million for six years beginning in 2016.

(3)	In the fourth quarter of 2014, we entered into an amendment to the lease with respect to our current office space at 3410 Central Expressway, Santa Clara, California, which extended the term of the lease for an additional nine months so that the lease will expire on May 31, 2016. The amount also includes vehicle operating leases obligations of $0.5 million primarily due within one year. Operating lease obligations do not assume the exercise by us of any termination or extension options.

(4)	In February 2015, we completed a private placement of $115.0 million principal amount of 2022 Notes. The 2022 Notes mature on February 1, 2022, unless earlier converted or repurchased. We may not redeem the 2022 Notes prior to their maturity date.

(5)	Beginning on August 1, 2015, interest on the 2022 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, at a rate of 2.50% per year. We used the fixed interest rate of 2.50% to estimate interest owed on the 2022 Notes from December 31, 2015 until the final maturity date of February 1, 2022.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high-credit quality. As of December 31, 2015, we had cash and cash equivalents and short-term investments of $139.5 million consisting of cash and highly liquid investments deposited in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

In February 2015, we completed a private placement of $115.0 million aggregate principal amount of 2.50% convertible senior notes due 2022, or the 2022 Notes. The 2022 Notes have a fixed annual interest rate of 2.50% and we, therefore, do not have economic interest rate exposure on the 2022 Notes. However, the fair value of the 2022 Notes will be exposed to interest rate risk. Generally, the fair value of the 2022 Notes will increase as interest rates fall and decrease as interest rates rise. The fair value of the 2022 Notes will also be affected by volatility in our stock price. As of December 31, 2015, the fair value of the 2022 Notes was approximately $93.9 million and was based on Level 2 available market information.

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

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2015, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) were effective.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of December 31, 2015, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — 2013 Framework. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Ernst & Young LLP, an independent registered public accounting firm, has audited our financial statements included herein and has issued an audit report on the effectiveness of our internal control over financial reporting, which report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of XenoPort, Inc.

We have audited XenoPort, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). XenoPort, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, XenoPort, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of XenoPort, Inc. as of December 31, 2015 and 2014, and the related statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of XenoPort, Inc., and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

February 26, 2016

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

PART III.

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our 2016 annual meeting of stockholders, or the Proxy Statement, pursuant to Regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the Proxy Statement is incorporated herein by reference.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders:
1999 Stock Plan(1)	—	$—	—
2005 Equity Incentive Plan(2)	4,279,947	$14.53	—
2005 Non-Employee Directors’ Stock Option Plan(3)	621,250	$15.89	—
2005 Employee Stock Purchase Plan(4)	—	$—	—
2015 Employee Stock Purchase Plan(5)	—	$—	3,910,746
2014 Equity Incentive Plan(6)	3,178,589	$5.93	2,900,588
Equity compensation plans not approved by security holders:
New Hire Option Agreement with Vincent J. Angotti(7)	140,612	$42.59	—
2010 Inducement Award Plan(8)	254,675	$7.08	—

Total	8,475,073	$11.65	6,811,334

(1)	In December 1999, we adopted the 1999 Stock Plan, or the 1999 Plan, which was terminated in June 2005 in connection with our initial public offering so that no further awards may be granted under the 1999 Plan. Although the 1999 Plan has terminated, all outstanding options under the 1999 Plan will continue to be governed by their existing terms.

(2)	In January 2005, we adopted the 2005 Equity Incentive Plan, or the 2005 Plan, which became effective in June 2005 in connection with our initial public offering. A total of 2,000,000 shares of common stock were initially authorized for issuance under the 2005 Plan. Our board of directors could increase the share reserve of the 2005 Plan as of each January 1, from January 1, 2006 through January 1, 2015, by an amount determined by our board; provided, however, that the increase for any year could not exceed the lesser of (1) 2.5% of the total number of shares of our common stock outstanding on the December 31st of the preceding calendar year or (2) 2,000,000 shares. Restricted stock unit awards have been granted under the 2005 Plan and are included in column (a). The weighted-average exercise price in column (b) does include the effect of the restricted stock unit awards under the 2005 Plan, which awards do not carry an exercise price. At December 31, 2015, the weighted-average exercise price of outstanding options under the 2005 Plan was $15.77, excluding the restricted stock unit awards. In June 2014, in connection with our adoption of the 2014 Equity Incentive Plan, or the 2014 Plan, described below, no further awards may be granted under the 2005 Plan. Although the 2005 Equity Incentive Plan has terminated, all outstanding options under the 2005 Plan will continue to be governed by their existing terms.

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

(4)	In January 2005, we adopted the 2005 Employee Stock Purchase Plan, or 2005 ESPP, which became effective in June 2005 in connection with our initial public offering. The 2005 ESPP allows for qualified employees (as defined in the 2005 ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price of our common stock at the beginning of the offering period or 85% of the closing price of our common stock on the date of purchase. A total of 250,000 shares of our common stock were initially authorized for issuance under the 2005 ESPP. Our board of directors could increase the share reserve of the 2005 ESPP as of each January 1, from January 1, 2006 through January 1, 2015, by an amount determined by our board; provided, however that the increase for any year could not exceed the lesser of (1) 1% of the total number of shares of our common stock outstanding on the December 31st of the preceding calendar year or (2) 250,000 shares. In May 2015, in connection with our adoption of the 2015 Employee Stock Purchase Plan, or the 2015 ESPP, described below, the 2005 ESPP was terminated and no further shares may be issued under the 2005 ESPP.

(5)	In May 2015, our stockholders approved the XenoPort, Inc. 2015 Employee Stock Purchase Plan, or the 2015 ESPP, which became effective on May 19, 2015. Our prior plan, the 2005 ESPP, was terminated as a result of this approval. The 2015 ESPP was implemented by offerings of rights to purchase our common stock to all eligible employees. The plan administrator will determine the duration of each offering period, provided that in no event may an offering period exceed 27 months. Each offering period will have one or more purchase dates, as determined by the plan administrator prior to the commencement of the offering period. The purchase price per share at which shares of our common stock are purchased on each purchase date during an offering period will not be less than the lower of (i) 85% of the fair market value of a share of our common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of our common stock on the purchase date. The maximum number of shares of our common stock that may be issued under the 2015 ESPP is 4,000,000 shares, subject to adjustment for certain changes in our capitalization. At December 31, 2015, there were 3,910,746 shares available for future grant under the 2015 ESPP.

(6)

In June 2014, the 2014 Plan was approved by our stockholders. The 2014 Plan is intended to be the successor to the 2005 Plan, 2005 Directors’ Plan and the Company’s 2010 Inducement Award Plan, collectively referred to as the Prior Plans. All outstanding stock awards granted under the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards. The terms of the 2014 Plan provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards and performance awards that may be settled in cash, stock or other property. The total number of shares of our common stock available for issuance under the 2014 Plan is initially 4,471,059 shares plus up to an additional 7,847,852 Returning Shares (as defined below) as such shares become available from time to time. “Returning Shares” means the shares subject to outstanding awards granted under the Prior Plans and the 1999 Plan that, from and after the effective date of the 2014 Plan: (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited, cancelled or otherwise returned to us because of the failure to meet a contingency or condition required for the vesting of such shares; or (c) other than with respect to outstanding stock options and stock appreciation rights granted under the Prior Plans or the 1999 Plan with an exercise or strike price of at least 100% of the fair market value of the underlying common stock on the date of grant, are reacquired or withheld (or not issued) by us to satisfy a tax withholding obligation in connection with a stock award. Eligible participants under the 2014 Plan include our employees and directors, including our executive officers and consultants. Restricted stock unit awards have been granted under the 2014 Plan and are included in column (a). The weighted-average exercise price in column (b) does include the effect of the restricted stock unit awards under the 2014 Plan, which awards do not carry an exercise price. At December 31, 2015, the weighted-average exercise price of outstanding options under the 2014 Plan was $8.03, excluding the restricted stock unit awards.

(7)	On May 1, 2008, Mr. Angotti was granted a new employee inducement stock award outside of our stockholder approved equity plans consisting of nonqualified stock options to purchase 140,612 shares of our common stock. The stock options have a per share exercise price of $42.59, the closing trading price of our common stock on the NASDAQ Global Market on May 1, 2008. The stock options have a ten-year term and vested over four years, with 25% cliff vesting on the first anniversary of the May 1, 2008 grant date, and 1/48th of the shares subject to the options vesting monthly thereafter.

(8)	In May 2010, the 2010 Inducement Award Plan, or the 2010 Inducement Plan, was adopted by our board of directors and became effective. We granted awards under the 2010 Inducement Plan to persons not previously employees or directors of ours (or following bona fide periods of non-employment by us and our affiliates) as inducements material to such individuals entering into employment with us and to provide incentives for such persons to exert maximum efforts for our success. A total of 350,000 shares of common stock were initially authorized for issuance under the 2010 Inducement Plan and an additional 625,000 shares were authorized for issuance in 2011. The 2010 Inducement Plan provided for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards. Restricted stock unit awards have been granted under the 2010 Inducement Plan and are included in column (a). The weighted-average exercise price in column (b) includes the effect of the restricted stock unit awards under the 2010 Inducement Plan, which awards do not carry an exercise price. At December 31, 2015, the weighted-average exercise price of outstanding options under the 2010 Inducement Plan was $7.89, excluding the restricted stock unit awards. In June 2014, in connection with our adoption of the 2014 Plan described above, no further awards may be granted under the 2010 Inducement Plan. Although the 2010 Inducement Plan has terminated, all outstanding options under the 2010 Inducement Plan will continue to be governed by their existing terms.

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

3.   Exhibits — The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of XenoPort, Inc.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of XenoPort, Inc.(4)

3.5	Amended and Restated Bylaws(5)

3.6	Amended and Restated Bylaws of XenoPort, Inc., as amended effective May 19, 2015(6)

3.7	Certificate of Designation of Series A Junior Participating Preferred Stock(7)

4.1	Specimen Common Stock Certificate(8)

4.2	Form of Right Certificate(9)

4.3	Rights Agreement, dated as of December 15, 2005, by and between the Company and Mellon Investor Services LLC(10)

4.4	Amendment No. 1 to Rights Agreement, dated as of January 29, 2015, by and between the Company and Computershare Inc., successor rights agent to Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC(11)

4.5	Indenture, dated as of February 3, 2015, between XenoPort, Inc. and U.S. Bank National Association, including the form of 2.50% Convertible Senior Note due 2022(12)

4.6	Form of Common Stock Warrant Agreement and Warrant Certificate(13)

10.1*	Form of Indemnification Agreement between the Company and its officers and directors(14)

10.2*	Form of Employee Proprietary Information Agreement between the Company and its executive officers(15)

10.3	Lease Agreement, dated September 24, 2001, by and between the Company and Sobrato Interests(15)

10.3.1	First Amendment to Lease Agreement, dated February 29, 2008, by and between the Company and Sobrato Interests(16)

10.3.2	Second Amendment to Lease Agreement, dated October 24, 2012, by and between the Company and SI 34 LLC(17)

10.3.3	Third Amendment to Lease Agreement, dated November 24, 2014, by and between the Company and SI 34 LLC (18)

10.4	Lease, dated February 29, 2008, by and between the Company and Sobrato Interests(19)

10.4.1	Lease Amendment and Termination Agreement, dated February 12, 2013, by and between the Company and SI 34, LLC(20)

10.5*	1999 Stock Plan(15)

10.6*	Form of Stock Option Agreement under the 1999 Stock Plan(15)

10.7*	2005 Equity Incentive Plan(14)

10.8*	Form of Option Agreement under the 2005 Equity Incentive Plan(14)

Exhibit Number	Description of Document

10.9*	Form of Stock Unit Award Agreement under the 2005 Equity Incentive Plan(21)

10.10*	Form of Non-Employee Director Stock Unit Award Agreement under the 2005 Equity Incentive Plan (22)

10.11*	2005 Non-Employee Directors’ Stock Option Plan, as amended May 1, 2012(23)

10.12*	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan(24)

10.13*	2005 Employee Stock Purchase Plan(25)

10.14*	Form of 2005 Employee Stock Purchase Plan Offering Document(26)

10.15*	XenoPort, Inc. 2015 Employee Stock Purchase Plan(27)

10.16*	Form of 2015 Employee Stock Purchase Plan Offering Document(28)

10.17*	2010 Inducement Award Plan, as amended effective August 1, 2011(29)

10.18*	Form of Option Agreement under the 2010 Inducement Award Plan(30)

10.19*	Form of Stock Unit Award Agreement under the 2010 Inducement Award Plan(31)

10.20*	2014 Equity Incentive Plan(32)

10.21*	Form of Stock Option Grant Notice and Option Agreement for Employees under the 2014 Equity Incentive Plan(33)

10.22*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Employees under the 2014 Equity Incentive Plan

10.23*	Forms of Stock Option Grant Notice and Option Agreement for Non-Employee Directors under the 2014 Equity Incentive Plan(34)

10.24*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2014 Equity Incentive Plan(35)

10.25*	New Hire Option Agreement between Vincent J. Angotti and the Company(36)

10.26*	Promotion Letter Agreement, dated September 29, 2015, by and between the Company and Vincent J. Angotti(37)

10.27*	Performance Stock Unit Agreement, dated May 13, 2010, between the Company and Ronald W. Barrett, Ph.D.(38)

10.28*	Severance Rights Agreement, dated February 9, 2012, between the Company and Ronald W. Barrett, Ph.D.(39)

10.29*	Severance Rights Agreement, dated September 29, 2015, by and between the Company and Vincent J. Angotti(40)

10.30*	Form of Severance Rights Agreement, between the Company and each of Vincent J. Angotti, Gregory T. Bates, D.V.M., Gianna M. Bosko, William G. Harris and Richard Kim, M.D.(41)

10.31*	Transition and Consulting Agreement, dated October 1, 2015, by and between the Company and Ronald W. Barrett, Ph.D.(42)

10.32*	Form of Change of Control Agreement between the Company and certain of its officers(43)

10.33*	XenoPort, Inc. Corporate Bonus Plan, amended and restated effective January 1, 2015(44)

10.34*	Term Sheet for Non-Employee Director Compensation(45)

10.35*	2015 Executive Compensation Information(46)

Exhibit Number	Description of Document

10.36*	2016 Executive Compensation Information(47)

10.37†	Amended and Restated Distribution and License Agreement, dated as of October 31, 2009, between the Company and Astellas Pharma Inc.(48)

10.38†	Termination and Transition Agreement, dated November 8, 2012, by and between the Company and Glaxo Group Limited(49)

10.39	Stock Purchase Agreement, dated November 8, 2012, by and between the Company and Glaxo Group Limited (50)

10.40†	Master Manufacturing and Supply Agreement, dated as of September 25, 2013, by and between the Company and Patheon Pharmaceuticals Inc. (51)

10.41†	License Agreement, dated as of May 14, 2014, between XenoPort, Inc. and Reckitt Benckiser Pharmaceuticals, Inc.(52)

10.42*	Employee Retention Bonus Agreement, dated January 26, 2016, between XenoPort, Inc. and William G. Harris (53)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Combined Fixed Charges and Preferred Stock Dividends

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in the signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(54)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensation plan or arrangement.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 18, 2012.

(3)	Incorporated herein by reference to Exhibit 3.2 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.

(4)	Incorporated herein by reference to Exhibit 3.3 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.

(5)	Incorporated herein by reference to Exhibit 3.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(6)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.

(7)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.

(8)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(9)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.

(10)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.

(11)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 3, 2015.

(12)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on February 3, 2015.

(13)	Incorporated herein by reference to Exhibit 4.6 of our Registration Statement on Form S-3 (File No. 000-51329), as filed with the SEC on August 7, 2015.

(14)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on March 2, 2005.

(15)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(16)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2008, as filed with the SEC on May 8, 2008.

(17)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2012, as filed with the SEC on October 25, 2012.

(18)	Incorporated herein by reference to the same numbered exhibit of our annual report on Form 10-K (File No. 000-51329) for the year ended December 31, 2014, as filed with the SEC on February 27, 2015.

(19)	Incorporated herein by reference to Exhibit 10.32 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2008, as filed with the SEC on May 8, 2008.

(20)	Incorporated herein by reference to the same numbered exhibit of our annual report on Form 10-K (File No. 000-51329) for the year ended December 31, 2012, as filed with the SEC on March 14, 2013.

(21)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2008, as filed with the SEC on August 7, 2008.

(22)	Incorporated herein by reference Exhibit 10.35 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012.

(23)	Incorporated herein by reference Exhibit 10.33 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012.

(24)	Incorporated herein by reference Exhibit 10.34 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012.

(25)	Incorporated herein by reference to Exhibit 10.11 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on March 2, 2005.

(26)	Incorporated herein by reference to Exhibit 10.12 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on March 2, 2005.

(27)	Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.

(28)	Incorporated herein by reference to Exhibit 10.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2015, as filed with the SEC on August 6, 2015.

(29)	Incorporated herein by reference to Exhibit 10.17 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2011, as filed with the SEC on August 5, 2011.

(30)	Incorporated herein by reference to Exhibit 99.3.2 of our registration statement on Form S-8 (File No. 333-166760), as filed with the SEC on May 12, 2010.

(31)	Incorporated herein by reference to Exhibit 99.3.3 of our registration statement on Form S-8 (File No. 333-166760), as filed with the SEC on May 12, 2010.

(32)	Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on June 16, 2014.

(33)	Incorporated herein by reference to Exhibit 10.2 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on June 16, 2014.

(34)	Incorporated herein by reference to Exhibit 10.29 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2014, as filed with the SEC on August 7, 2014.

(35)	Incorporated herein by reference to Exhibit 10.30 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2014, as filed with the SEC on August 7, 2014.

(36)	Incorporated herein by reference to Exhibit 99.4 of our registration statement on Form S-8 (File No. 333-150730), as filed with the SEC on May 8, 2008.

(37)	Incorporated herein by reference to Exhibit 10.39 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on October 1, 2015.

(38)	Incorporated herein by reference to Exhibit 10.41 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2010, as filed with the SEC on August 6, 2010.

(39)	Incorporated herein by reference to Exhibit 10.39 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 10, 2012.

(40)	Incorporated herein by reference to Exhibit 10.40 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on October 1, 2015.

(41)	Incorporated herein by reference to Exhibit 10.40 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 10, 2012.

(42)	Incorporated herein by reference to Exhibit 10.38 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on October 1, 2015.

(43)	Incorporated herein by reference to Exhibit 10.22 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2014, as filed with the SEC on August 7, 2014.

(44)	Incorporated herein by reference to Exhibit 10.28 of our current report on Form 8-K (File No. 000-51329) as filed with the SEC on January 16, 2015.

(45)	Incorporated herein by reference to Exhibit 10.32 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2014, as filed with the SEC on August 7, 2014.

(46)	Incorporated herein by reference to Exhibit 10.31 of our annual report on Form 10-K (File No. 000-51329) for the year ended December 31, 2014, as filed with the SEC on February 27, 2015.

(47)	Incorporated herein by reference to Exhibit 10.41 of our current report on Form 8-K (File No. 000-51329) as filed with the SEC on January 29, 2016.

(48)	Incorporated herein by reference to Exhibit 10.35 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2009, as filed with the SEC on November 4, 2009.

(49)	Incorporated herein by reference to Exhibit 10.31 of our annual report on Form 10-K (File No. 000-51329) for the year ended December 31, 2012, as filed with the SEC on March 14, 2013.

(50)	Incorporated herein by reference to Exhibit 10.32 of our annual report on Form 10-K (File No. 000-51329) for the year ended December 31, 2012, as filed with the SEC on March 14, 2013.

(51)	Incorporated herein by reference to Exhibit 10.35 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2013, as filed with the SEC on November 8, 2013

(52)	Incorporated herein by reference to Exhibit 12.1 of our current report on Form 8-K (File No. 000-51329) as filed with the SEC on June 24, 2014.

(53)	Incorporated herein by reference to Exhibit 10.42 of our current report on Form 8-K (File No. 000-51329) as filed with the SEC on January 29, 2016.

(54)	This certification accompanies the annual report on Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XenoPort, Inc. (Registrant)

February 26, 2016	/s/ Vincent J. Angotti
Vincent J. Angotti Chief Executive Officer and Director

February 26, 2016	/s/ William G. Harris
William G. Harris Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Vincent J. Angotti and William G. Harris, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution for him or her, and in his or her name and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Vincent J. Angotti Vincent J. Angotti	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016

/s/ William G. Harris William G. Harris	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016

/s/ Paul L. Berns Paul L. Berns	Director	February 26, 2016

/s/ Dennis M. Fenton Dennis M. Fenton	Director	February 26, 2016

/s/ John G. Freund John G. Freund	Director	February 26, 2016

/s/ Catherine J. Friedman Catherine J. Friedman	Director	February 26, 2016

/s/ Jeryl L. Hilleman Jeryl L. Hilleman	Director	February 26, 2016

/s/ William J. Rieflin William J. Rieflin	Director	February 26, 2016

/s/ Wendell Wierenga Wendell Wierenga	Director	February 26, 2016

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of XenoPort, Inc.(3)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of XenoPort, Inc.(4)

3.5	Amended and Restated Bylaws(5)

3.6	Amended and Restated Bylaws of XenoPort, Inc., as amended effective May 19, 2015(6)

3.7	Certificate of Designation of Series A Junior Participating Preferred Stock(7)

4.1	Specimen Common Stock Certificate(8)

4.2	Form of Right Certificate(9)

4.3	Rights Agreement, dated as of December 15, 2005, by and between the Company and Mellon Investor Services LLC(10)

4.4	Amendment No. 1 to Rights Agreement, dated as of January 29, 2015, by and between the Company and Computershare Inc., successor rights agent to Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC(11)

4.5	Indenture, dated as of February 3, 2015, between XenoPort, Inc. and U.S. Bank National Association, including the form of 2.50% Convertible Senior Note due 2022(12)

4.6	Form of Common Stock Warrant Agreement and Warrant Certificate(13)

10.1*	Form of Indemnification Agreement between the Company and its officers and directors(14)

10.2*	Form of Employee Proprietary Information Agreement between the Company and its executive officers(15)

10.3	Lease Agreement, dated September 24, 2001, by and between the Company and Sobrato Interests(15)

10.3.1	First Amendment to Lease Agreement, dated February 29, 2008, by and between the Company and Sobrato Interests(16)

10.3.2	Second Amendment to Lease Agreement, dated October 24, 2012, by and between the Company and SI 34 LLC(17)

10.3.3	Third Amendment to Lease Agreement, dated November 24, 2014, by and between the Company and SI 34 LLC (18)

10.4	Lease, dated February 29, 2008, by and between the Company and Sobrato Interests(19)

10.4.1	Lease Amendment and Termination Agreement, dated February 12, 2013, by and between the Company and SI 34, LLC(20)

10.5*	1999 Stock Plan(15)

10.6*	Form of Stock Option Agreement under the 1999 Stock Plan(15)

10.7*	2005 Equity Incentive Plan(14)

10.8*	Form of Option Agreement under the 2005 Equity Incentive Plan(14)

Exhibit Number	Description of Document

10.9*	Form of Stock Unit Award Agreement under the 2005 Equity Incentive Plan(21)

10.10*	Form of Non-Employee Director Stock Unit Award Agreement under the 2005 Equity Incentive Plan (22)

10.11*	2005 Non-Employee Directors’ Stock Option Plan, as amended May 1, 2012(23)

10.12*	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan(24)

10.13*	2005 Employee Stock Purchase Plan(25)

10.14*	Form of 2005 Employee Stock Purchase Plan Offering Document(26)

10.15*	XenoPort, Inc. 2015 Employee Stock Purchase Plan(27)

10.16*	Form of 2015 Employee Stock Purchase Plan Offering Document(28)

10.17*	2010 Inducement Award Plan, as amended effective August 1, 2011(29)

10.18*	Form of Option Agreement under the 2010 Inducement Award Plan(30)

10.19*	Form of Stock Unit Award Agreement under the 2010 Inducement Award Plan(31)

10.20*	2014 Equity Incentive Plan(32)

10.21*	Form of Stock Option Grant Notice and Option Agreement for Employees under the 2014 Equity Incentive Plan(33)

10.22*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Employees under the 2014 Equity Incentive Plan

10.23*	Forms of Stock Option Grant Notice and Option Agreement for Non-Employee Directors under the 2014 Equity Incentive Plan(34)

10.24*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement for Non-Employee Directors under the 2014 Equity Incentive Plan(35)

10.25*	New Hire Option Agreement between Vincent J. Angotti and the Company(36)

10.26*	Promotion Letter Agreement, dated September 29, 2015, by and between the Company and Vincent J. Angotti(37)

10.27*	Performance Stock Unit Agreement, dated May 13, 2010, between the Company and Ronald W. Barrett, Ph.D.(38)

10.28*	Severance Rights Agreement, dated February 9, 2012, between the Company and Ronald W. Barrett, Ph.D.(39)

10.29*	Severance Rights Agreement, dated September 29, 2015, by and between the Company and Vincent J. Angotti(40)

10.30*	Form of Severance Rights Agreement, between the Company and each of Vincent J. Angotti, Gregory T. Bates, D.V.M., Gianna M. Bosko, William G. Harris and Richard Kim, M.D.(41)

10.31*	Transition and Consulting Agreement, dated October 1, 2015, by and between the Company and Ronald W. Barrett, Ph.D.(42)

10.32*	Form of Change of Control Agreement between the Company and certain of its officers(43)

10.33*	XenoPort, Inc. Corporate Bonus Plan, amended and restated effective January 1, 2015(44)

10.34*	Term Sheet for Non-Employee Director Compensation(45)

Exhibit Number	Description of Document

10.35*	2015 Executive Compensation Information(46)

10.36*	2016 Executive Compensation Information(47)

10.37†	Amended and Restated Distribution and License Agreement, dated as of October 31, 2009, between the Company and Astellas Pharma Inc.(48)

10.38†	Termination and Transition Agreement, dated November 8, 2012, by and between the Company and Glaxo Group Limited(49)

10.39	Stock Purchase Agreement, dated November 8, 2012, by and between the Company and Glaxo Group Limited (50)

10.40†	Master Manufacturing and Supply Agreement, dated as of September 25, 2013, by and between the Company and Patheon Pharmaceuticals Inc. (51)

10.41†	License Agreement, dated as of May 14, 2014, between XenoPort, Inc. and Reckitt Benckiser Pharmaceuticals, Inc.(52)

10.42*	Employee Retention Bonus Agreement, dated January 26, 2016, between XenoPort, Inc. and William G. Harris (53)

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges and Ratio of Combined Fixed Charges and Preferred Stock Dividends

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in the signature page hereto)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350)(54)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensation plan or arrangement.

†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(2)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 18, 2012.

(3)	Incorporated herein by reference to Exhibit 3.2 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.

(4)	Incorporated herein by reference to Exhibit 3.3 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.

(5)	Incorporated herein by reference to Exhibit 3.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.

(6)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.

(7)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.

(8)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.

(9)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.

(10)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.

(11)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 3, 2015.

(12)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on February 3, 2015.

(13)	Incorporated herein by reference to Exhibit 4.6 of our Registration Statement on Form S-3 (File No. 000-51329), as filed with the SEC on August 7, 2015.

(14)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on March 2, 2005.

(15)	Incorporated herein by reference to the same numbered exhibit of our registration statement on Form S-1 (File No. 333-122156), as filed with the SEC on January 19, 2005.

(16)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2008, as filed with the SEC on May 8, 2008.

(17)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2012, as filed with the SEC on October 25, 2012.

(18)	Incorporated herein by reference to the same numbered exhibit of our annual report on Form 10-K (File No. 000-51329) for the year ended December 31, 2014, as filed with the SEC on February 27, 2015.

(19)	Incorporated herein by reference to Exhibit 10.32 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2008, as filed with the SEC on May 8, 2008.

(20)	Incorporated herein by reference to the same numbered exhibit of our annual report on Form 10-K (File No. 000-51329) for the year ended December 31, 2012, as filed with the SEC on March 14, 2013.

(21)	Incorporated herein by reference to the same numbered exhibit of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2008, as filed with the SEC on August 7, 2008.

(22)	Incorporated herein by reference Exhibit 10.35 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012.

(23)	Incorporated herein by reference Exhibit 10.33 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012.

(24)	Incorporated herein by reference Exhibit 10.34 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended March 31, 2012, as filed with the SEC on May 8, 2012.

(25)	Incorporated herein by reference to Exhibit 10.11 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on March 2, 2005.

(26)	Incorporated herein by reference to Exhibit 10.12 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on March 2, 2005.

(27)	Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.

(28)	Incorporated herein by reference to Exhibit 10.2 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2015, as filed with the SEC on August 6, 2015.

(29)	Incorporated herein by reference to Exhibit 10.17 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2011, as filed with the SEC on August 5, 2011.

(30)	Incorporated herein by reference to Exhibit 99.3.2 of our registration statement on Form S-8 (File No. 333-166760), as filed with the SEC on May 12, 2010.

(31)	Incorporated herein by reference to Exhibit 99.3.3 of our registration statement on Form S-8 (File No. 333-166760), as filed with the SEC on May 12, 2010.

(32)	Incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on June 16, 2014.

(33)	Incorporated herein by reference to Exhibit 10.2 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on June 16, 2014.

(34)	Incorporated herein by reference to Exhibit 10.29 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2014, as filed with the SEC on August 7, 2014.

(35)	Incorporated herein by reference to Exhibit 10.30 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2014, as filed with the SEC on August 7, 2014.

(36)	Incorporated herein by reference to Exhibit 99.4 of our registration statement on Form S-8 (File No. 333-150730), as filed with the SEC on May 8, 2008.
(37)	Incorporated herein by reference to Exhibit 10.39 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on October 1, 2015.
(38)	Incorporated herein by reference to Exhibit 10.41 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2010, as filed with the SEC on August 6, 2010.

(39)	Incorporated herein by reference to Exhibit 10.39 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 10, 2012.

(40)	Incorporated herein by reference to Exhibit 10.40 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on October 1, 2015.

(41)	Incorporated herein by reference to Exhibit 10.40 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on February 10, 2012.

(42)	Incorporated herein by reference to Exhibit 10.38 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on October 1, 2015.

(43)	Incorporated herein by reference to Exhibit 10.22 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2014, as filed with the SEC on August 7, 2014.

(44)	Incorporated herein by reference to Exhibit 10.28 of our current report on Form 8-K (File No. 000-51329) as filed with the SEC on January 16, 2015.

(45)	Incorporated herein by reference to Exhibit 10.32 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2014, as filed with the SEC on August 7, 2014.

(46)	Incorporated herein by reference to Exhibit 10.31 of our annual report on Form 10-K (File No. 000-51329) for the year ended December 31, 2014, as filed with the SEC on February 27, 2015.

(47)	Incorporated herein by reference to Exhibit 10.41 of our current report on Form 8-K (File No. 000-51329) as filed with the SEC on January 29, 2016.

(48)	Incorporated herein by reference to Exhibit 10.35 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2009, as filed with the SEC on November 4, 2009.

(49)	Incorporated herein by reference to Exhibit 10.31 of our annual report on Form 10-K (File No. 000-51329) for the year ended December 31, 2012, as filed with the SEC on March 14, 2013.

(50)	Incorporated herein by reference to Exhibit 10.32 of our annual report on Form 10-K (File No. 000-51329) for the year ended December 31, 2012, as filed with the SEC on March 14, 2013.

(51)	Incorporated herein by reference to Exhibit 10.35 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended September 30, 2013, as filed with the SEC on November 8, 2013

(52)	Incorporated herein by reference to Exhibit 12.1 of our current report on Form 8-K (File No. 000-51329) as filed with the SEC on June 24, 2014.

(53)	Incorporated herein by reference to Exhibit 10.42 of our current report on Form 8-K (File No. 000-51329) as filed with the SEC on January 29, 2016.

(54)	This certification accompanies the annual report on Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of XenoPort, Inc.

We have audited the accompanying balance sheets of XenoPort, Inc. as of December 31, 2015 and 2014, and the related statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XenoPort, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), XenoPort, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

February 26, 2016

XENOPORT, INC.

BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except per share amounts)
Current assets:
Cash and cash equivalents	$61,317	$11,958
Short-term investments	78,169	90,098
Accounts receivable	6,439	2,895
Inventories	2,068	1,458
Prepaids and other current assets	6,553	3,185

Total current assets	154,546	109,594
Property and equipment, net	1,792	2,422
Long-term inventories	7,581	9,098
Restricted investments and other assets	74	1,947

Total assets	$163,993	$123,061

Current liabilities:
Accounts payable	$2,300	$2,835
Accrued compensation	6,924	7,148
Accrued preclinical and clinical costs	1,316	1,554
Other accrued liabilities	7,610	5,117
Deferred revenue	1,134	1,134

Total current liabilities	19,284	17,788
Convertible senior notes, net	111,761	—
Deferred revenue	9,730	10,864
Other noncurrent liability	2,918	3,269
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 and 100,000 shares authorized at December 31, 2015 and 2014, respectively; 63,390 and 62,475 shares issued and outstanding, at December 31, 2015 and 2014, respectively	63	62
Additional paid-in capital	689,319	677,924
Accumulated other comprehensive income (loss)	47	(30)
Accumulated deficit	(669,129)	(586,816)

Total stockholders’ equity	20,300	91,140

Total liabilities and stockholders’ equity	$163,993	$123,061

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Revenues:
Product sales, net	$39,459	$20,173	$6,414
Collaboration revenue	1,134	26,134	1,137
Royalty revenue	567	561	400

Total revenues	41,160	46,868	7,951

Operating expenses:
Cost of product sales	2,366	2,094	1,170
Research and development	22,715	23,679	33,325
Selling, general and administrative	95,301	70,194	59,084

Total operating expenses	120,382	95,967	93,579

Loss from operations	(79,222)	(49,099)	(85,628)
Interest income	518	253	213
Interest expense	(3,609)	(487)	(468)

Net loss	(82,313)	(49,333)	(85,883)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities	77	(30)	(22)

Comprehensive loss	$(82,236)	$(49,363)	$(85,905)

Basic and diluted net loss per share	$(1.30)	$(0.81)	$(1.81)

Shares used to compute basic and diluted net loss per share	63,193	60,856	47,545

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share amounts)
Balance at December 31, 2012	47,067,669	$47	$581,741	$22	$(451,600)	$130,210
Issuance of common stock upon exercise of options and vesting of restricted stock units	590,242	1	(1,876)	—	—	(1,875)
Issuance of common stock in connection with Employee Stock Purchase Plan	142,455	—	719	—	—	719
Stock-based compensation expense	—	—	10,544	—	—	10,544
Change in unrealized gains (losses) on investments	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(85,883)	(85,883)

Balance at December 31, 2013	47,800,366	48	591,128	—	(537,483)	53,693
Issuance of common stock upon exercise of options and vesting of restricted stock units	646,806	—	(395)	—	—	(395)
Issuance of common stock in connection with Employee Stock Purchase Plan	227,720	—	714	—	—	714
Stock-based compensation expense	—	—	9,041	—	—	9,041
Issuance of common stock upon public offering, net of offering costs	13,800,000	14	77,436	—	—	77,450
Change in unrealized gains (losses) on investments	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(49,333)	(49,333)

Balance at December 31, 2014	62,474,892	62	677,924	(30)	(586,816)	91,140
Issuance of common stock upon exercise of options and vesting of restricted stock units	589,422	1	(148)	—	—	(147)
Issuance of common stock in connection with Employee Stock Purchase Plan	325,911	—	1,365	—	—	1,365
Stock-based compensation expense	—	—	10,178	—	—	10,178
Change in unrealized gains (losses) on investments	—	—	—	77	—	77
Net loss	—	—	—	—	(82,313)	(82,313)

Balance at December 31, 2015	63,390,225	$63	$689,319	$47	$(669,129)	$20,300

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Operating activities
Net loss	$(82,313)	$(49,333)	$(85,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	711	623	1,199
Accretion of investment discounts and amortization of investment premiums, net	807	1,151	1,007
Amortization of discount and debt issuance costs on convertible senior notes	434	—	—
Stock-based compensation expense	10,178	9,041	10,544
Changes in assets and liabilities:
Accounts receivable	(3,544)	(1,956)	(939)
Prepaids and other current and noncurrent assets	(1,496)	(186)	16
Inventories	907	891	286
Accounts payable	(535)	1,403	865
Accrued compensation	(224)	4,407	(2,134)
Accrued restructuring charges	—	—	(993)
Accrued preclinical and clinical costs	(238)	730	(3,573)
Other accrued liabilities, current and noncurrent	2,144	1,666	2,839
Deferred revenue, current and noncurrent	(1,134)	(1,133)	(1,137)

Net cash used in operating activities	(74,303)	(32,696)	(77,903)

Investing activities
Purchases of investments	(198,870)	(155,885)	(91,000)
Proceeds from maturities of investments	210,067	102,679	154,765
Purchases of property and equipment	(80)	(493)	(256)

Net cash provided by (used in) investing activities	11,117	(53,699)	63,509

Financing activities
Proceeds from issuance of convertible senior notes, net of discount and debt issuance costs	111,327	—	—
Net cash proceeds provided by (used in) issuance of common stock and exercise of stock options	1,218	77,769	(1,156)

Net cash provided by (used in) financing activities	112,545	77,769	(1,156)

Net increase (decrease) in cash and cash equivalents	49,359	(8,626)	(15,550)
Cash and cash equivalents at beginning of period	11,958	20,584	36,134

Cash and cash equivalents at end of period	$61,317	$11,958	$20,584

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest expense	$1,422	$—	$—

Non-cash investing activity:
Inventories	$—	$—	$11,733
Manufacturing property and equipment	$—	$—	$1,967

The accompanying notes are an integral part of these financial statements.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Nature of Operations

XenoPort, Inc., or the Company, was incorporated in the state of Delaware on May 19, 1999. The Company is a biopharmaceutical company focused on commercializing HORIZANT® (gabapentin enacarbil) Extended-Release Tablets in the United States. The Company’s development-stage product candidates are: XP23829, a novel fumaric acid ester prodrug that is a potential treatment for patients with moderate-to-severe chronic plaque-type psoriasis and potentially for patients with relapsing forms of multiple sclerosis, or MS; XP21279, a prodrug of levodopa that is a potential treatment for patients with idiopathic Parkinson’s disease; and arbaclofen placarbil, or AP, which was licensed to Indivior UK Ltd. for its development and commercialization worldwide in all indications. HORIZANT and the Company’s development-stage product candidates are prodrugs that are typically created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct limitations in the oral absorption, distribution and/or metabolism of the parent drug. HORIZANT and each of the Company’s development-stage product candidates are orally-available, patented molecules that address potential markets with clear unmet medical needs.

In October 2015, following the completion of a Phase 2 study of XP23829 in patients with moderate-to-severe chronic plaque-type psoriasis, the Company announced that it would focus its resources on the continued commercialization of HORIZANT and seek partners for the further development and potential commercialization of XP23829 and XP21279. As such, the Company is seeking to maximize the value of these assets with potential partners whose expertise, resources and access to relevant markets will enable further development and potential commercialization of these assets.

Given the Company’s focus on commercializing HORIZANT, it believes that the potential for HORIZANT may be enhanced through relationships that would enable further development and/or expanded commercialization efforts of HORIZANT. As such, the Company may enter into a relationship with a pharmaceutical company: for potential access to a primary care physician and/or expanded sales force to maximize the commercial potential of HORIZANT in the United States; for development and commercialization of HORIZANT outside the United States; and/or to develop and commercialize HORIZANT for indications that fall outside its core commercialization capabilities. Alternatively, the Company could enter into relationships that may enhance the efficiency of its sales force, such as co-promotion opportunities where potentially synergistic central nervous system products could be detailed to the current HORIZANT health care provider targets.

On November 8, 2012, the Company executed a termination and transition agreement with Glaxo Group Limited, or GSK, that terminated its development and commercialization agreement with respect to HORIZANT, and also provided for a mutual release of claims and resolved all ongoing litigation between the parties. Pursuant to the termination and transition agreement, during a transition period that ended on April 30, 2013, GSK continued to exclusively commercialize, promote, manufacture and distribute HORIZANT in the United States. The Company did not receive any revenue nor incur any losses from GSK’s sales of HORIZANT during the transition period. On May 1, 2013, the Company assumed all responsibilities for further development, manufacturing and commercialization of HORIZANT in the United States. The results of operations of the acquired HORIZANT business, along with the fair values of the assets acquired in the transaction, have been included in its financial statements since May 1, 2013.

In connection with the Company’s reacquisition of the HORIZANT business on May 1, 2013, GSK provided it with inventory of gabapentin enacarbil in GSK’s possession that was not required for use by GSK in the manufacture of HORIZANT and related manufacturing property and equipment. In exchange for such inventory, the Company agreed to make annual payments to GSK of $1,000,000 for six years beginning in 2016, which was recorded at its present value as “Other noncurrent liability” on its balance sheet and is being accreted to its contractual value over the repayment period. At December 31, 2015, the GSK liability comprised of a $923,000 current portion included in “Other accrued liabilities” and a $2,918,000 non-current portion included in “Other noncurrent liability.” The GSK liability of $3,269,000 as of December 31, 2014 comprised solely of a non-current portion included in “Other noncurrent liability.”

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents and short-term investments, restricted investments, accounts receivables and accounts payables, approximate fair value due to their short-term maturities. The Company accounts for the fair value of its financial instruments in accordance with the provisions of the Fair Value Measurement topic of the Codification.

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

Restricted Investments

Under a facilities operating lease agreement, the Company is required to secure a letter of credit with cash or securities. At December 31, 2015 and 2014, the Company recorded $1,500,000 of restricted investments related to the letter of credit (see Note 8 for more information). The $1,500,000 was classified as “Prepaids and other current assets” as of December 31, 2015 and “Restricted investments and other assets” as of December 31, 2014.

In connection with the Company’s license to use radioactive materials in its research facilities, it must maintain a $225,000 letter of credit with the Radiological Health Branch of the State of California. This requirement has been fulfilled through certificates of deposit with a financial institution. The fair value of the $225,000 secured amount was classified as “Prepaids and other current assets” as of December 31, 2015 and “Restricted investments and other assets” as of December 31, 2014.

Segment Information

The Company operates in one operating segment, which is the development and commercialization of product candidates for the treatment of neurological and other disorders, and has operations solely in the United States. To date, all of the Company’s revenues from product sales are related to sales of HORIZANT in the United States. The Company also has recognized upfront and milestone payments and royalty revenue from its partnership with Astellas Pharma Inc. and recognized upfront and additional payments from its partnership with Indivior (see Note 2 for more information on these arrangements).

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

The Company is subject to credit risk from its accounts receivable related to product sales. The Company’s trade accounts receivable arises from product sales in the United States. Three wholesale distributors represented 41%, 28% and 25%, respectively, of product sales for the year ended December 31, 2015. These three customers individually comprised 38%, 31% and 22%, respectively, of accounts receivable as of December 31, 2015. Three wholesale distributors represented 41%, 28% and 26%, respectively, of product sales for the year ended December 31, 2014. These three customers individually comprised 48%, 26% and 22%, respectively, of accounts receivable as of December 31, 2014. To date, the Company has not experienced any losses with respect to the collection of its accounts receivable and believes that its accounts receivable are collectible.

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

Revenue Recognition

Product Sales

The Company began selling HORIZANT to wholesalers in May 2013 following the acquisition of the HORIZANT business from GSK. The Company recognizes revenue from HORIZANT drug product sales when there is persuasive evidence that an arrangement exists, delivery to the customer has occurred, the price is fixed or determinable and collectability is reasonably assured. Revenue from product sales is recorded net of estimated allowances for customer incentives such as cash discounts for prompt payment, distributor fees, expected returns, as appropriate (which are based on an analysis of historical return rates and deductions of HORIZANT, since its commercial launch by GSK in the second quarter of 2011), government rebates such as Medicaid reimbursements and patient assistance programs. Calculating certain of these items involves estimates and judgments based on contractual terms, historical utilization rates data for HORIZANT and new information regarding changes in these programs’ regulations and guidelines that would impact the amount of the actual rebates, the Company’s expectations regarding future utilization rates for these programs and channel inventory data. If future actual results vary from the Company’s estimates, the Company may need to adjust these estimates, which could have an effect on net product sales and earnings in the period of adjustment.

Items Deducted from Gross Product Sales

Prompt Pay Discount

The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. Based on the Company’s commercialization experience, the Company expects customers to continue to comply with the prompt payment terms to earn the cash discount as the Company is selling HORIZANT to the same customers under similar prompt payment terms and conditions. The Company estimates cash discounts for prompt payment based on contractual terms and the Company’s historical customer utilization rates. The Company accounts for cash discounts by reducing accounts receivable by the full amount and recognizing the discount as a reduction of revenue in the same period the related revenue is recognized.

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

Patient Assistance

The Company offers a co-pay card program to assist commercially insured patients with the cost of their HORIZANT related co-payments. Participating retail pharmacies get reimbursed by the Company for the amount of the co-pay assistance provided to eligible patients. The Company estimates and accrues the cost of the co-pay program based on historical and current redemption activity for this program. The Company reimburses the participating pharmacies approximately one month after the prescriptions subject to co-pay assistance are filled.

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

Cost of Product Sales

Cost of product sales includes direct and indirect costs to manufacture product sold, including tableting, packaging, storage, shipping and handling costs and inventory write-downs, if any, related to product sales of HORIZANT.

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

Inventories as of December 31, 2015 and 2014 are summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014
Raw materials	$7,396	$9,273
Work in progress	134	517
Finished goods	2,119	766

Total inventory	9,649	10,556
Less: Long-term inventories	7,581	9,098

Total inventory classified as current	$2,068	$1,458

Long-term inventories primarily consist of gabapentin enacarbil API used for production of HORIZANT. The Company evaluates demand for HORIZANT and expected consumption of the API based on projected sales of HORIZANT.

Research and Development

All research and development costs, including those funded by third parties, are expensed as incurred. Research and development expenses consist of costs associated with conducting preclinical studies and clinical trials, manufacturing development efforts for clinical trials and activities related to development-related regulatory filings.

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

The Company accounts for stock compensation arrangements to non-employees in accordance with the Equity-Based Payments to Non-Employees topic of the Codification, using a fair value approach. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned. The measurement of stock-based compensation for these arrrangements is subject to periodic adjustments as the underlying equity instruments vest.

The effect of recording stock-based compensation under the Compensation — Stock Compensation topic was as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except
	per share amounts)
Stock-based compensation by type of award:
Stock options and awards	$9,410	$8,531	$10,083
ESPP	768	510	461

Total stock-based compensation	$10,178	$9,041	$10,544

Effect on basic and diluted net loss per share	$(0.16)	$(0.15)	$(0.22)

The Company’s employee non-cash stock-based compensation was reported as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Research and development	$1,637	$2,062	$3,059
Selling, general and administrative	8,541	6,979	7,485

	$10,178	$9,041	$10,544

Valuation Assumptions

The Company estimates the fair value of its stock options without market conditions and stock purchase rights on the date of grant using a Black-Scholes valuation model that requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The Company derived the expected life assumptions using data obtained from similar entities, taking into consideration factors such as industry, stage of life cycle, size and financial leverage. The Company has determined that its historical volatility can be used to derive the expected stock price volatility assumption. The Company expenses the resulting charge using the straight-line attribution method over the vesting period. Restricted stock units, or RSUs, without market conditions are measured at the fair value of the Company’s common stock on the date of grant and expensed over the period of vesting using the straight-line attribution approach.

The calculation of the Black-Scholes valuations used the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Dividend yield	0%	0%	0%
Volatility for options	0.76	0.81	0.82
Volatility for ESPP	0.50	0.55	0.59
Weighted-average expected life of options (years)	5.39	5.25	5.25
Weighted-average expected life of ESPP rights (years)	0.75	0.75	0.75
Risk-free interest rate for options	1.35-1.68%	1.52-1.77%	0.70-1.60%
Risk-free interest rate for ESPP rights	0.05-0.27%	0.05-0.17%	0.07-0.17%

The Company estimates the fair value of stock options and RSUs subject to market conditions using a Monte Carlo simulation model, which involves a series of random scenarios that may take different future price paths over the award’s contractual life. The grant date fair value is determined by taking the average of the grant date fair values under each of many Monte Carlo simulations. The determination of the fair value is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables including its expected stock price volatility over the expected term of the awards, risk-free interest rates, and estimated forfeitures.

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

As of December 31, 2015, the Company had unrecognized tax benefits and expects no significant changes in unrecognized tax benefits in the next 12 months (see Note 11 for more information).

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

Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are charged to expense as incurred. Advertising expenses for the year ended December 31, 2015, 2014 and 2013, was $7,619,000, $9,568,000 and $8,244,000, respectively.

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

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Numerator:
Net loss	$(82,313)	$(49,333)	$(85,883)

Denominator:
Weighted-average common shares outstanding	63,193	60,856	47,545

Basic and diluted net loss per share	$(1.30)	$(0.81)	$(1.81)

Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Restricted stock units and options to purchase common stock	8,475	7,650	6,824
Warrants outstanding	—	—	283
Convertible senior notes	10,729	—	—

	19,204	7,650	7,107

On January 29, 2014, the Company completed an underwritten public offering of 12,000,000 shares of its common stock at a price to the public of $6.00 per share. On February 21, 2014, the underwriters exercised in full their option to purchase 1,800,000 additional shares.

On February 3, 2015, the Company completed a private placement of $115,000,000 aggregate principal amount of 2.50% Convertible Senior Notes due 2022, or the 2022 Notes. The 2022 Notes are convertible at an initial conversion rate of 93.2945 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, which is equal to an initial conversion price of approximately $10.72 per share of common stock. As of December 31, 2015, 10,728,867 shares of the Company’s common stock were issuable upon conversion of the 2022 Notes (see Note 7 for more information).

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

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Debt issuance costs are specified incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs). Prior to this standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset). This presentation differed from the presentation for a debt discount, which is a direct adjustment to the carrying value of the debt (i.e., a contra liability). These different balance sheet presentation requirements created unnecessary complexity. This new standard requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the debt. This new standard does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs should continue to be calculated using the interest method and reported as interest expense. ASU No. 2015-03 is effective for the Company in the first quarter of fiscal 2016, with early adoption permitted. The Company elected to early adopt this standard by having it be effective for the reporting period ending on March 31, 2015, and as such, presented $568,000 of debt issuance costs as a direct deduction from the carrying value of the Company’s convertible senior notes.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This new standard applies only to inventory for which cost is determined by methods other than last-

in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard will be effective for the Company on January 1, 2017. The Company evaluated and determined that ASU 2015-11 will not have any impact on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Prior to this update, entities were required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This update is intended to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for the Company beginning with its annual report for fiscal 2018 and interim periods thereafter. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact that ASU 2015-17 will have on its financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This update requires all equity investments to be measured at fair value with changes in fair value recognized in net income, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, and eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for the Company beginning in the first quarter of fiscal 2018. The Company is currently evaluating the impact that ASU 2016-01 will have on its financial statements.

2.    License and Collaboration Agreements

Indivior UK Ltd.

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

Astellas Pharma Inc.

In December 2005, the Company entered into an agreement pursuant to which it licensed to Astellas Pharma Inc., exclusive rights to develop and commercialize gabapentin enacarbil in Japan, Korea, the Philippines, Indonesia, Thailand and Taiwan. Astellas commenced commercialization of gabapentin enacarbil in Japan, and began selling gabapentin enacarbil in July 2012 under the trade name of REGNITE® (gabapentin enacarbil) Extended-Release Tablets. In May 2013, Astellas notified the Company that it did not have plans for the commercialization of gabapentin enacarbil in the five other Asian countries in its territory. As a result, in May 2013, the rights to gabapentin enacarbil in Korea, the Philippines, Indonesia, Thailand and Taiwan reverted to the Company. In the years ended December 31, 2015, 2014 and 2013, the Company recognized collaboration revenue of $1,134,000, $1,134,000 and $1,137,000, respectively, representing amortization of the up-front license payment under this agreement. In the year ended December 31, 2012, the Company also recognized a $10,000,000 milestone payment in connection with the approval of REGNITE in Japan. For the years ended December 31, 2015, 2014 and 2013, the Company recognized $567,000, $561,000 and $400,000, respectively, in royalty revenue. As of December 31, 2015, the Company had recognized an aggregate of $55,774,000 of revenue pursuant to this agreement. At December 31, 2015, $10,864,000 of revenue was deferred under this agreement and was being recognized on a straight-line basis over a period that the Company expects to remain obligated to provide services, of which $1,134,000 was classified within current liabilities and the remaining $9,730,000 was recorded as a noncurrent liability.

The following table presents the Company’s total revenues that have been recognized during the year indicated pursuant to its current license agreements with Astellas and Indivior (in thousands):

	Year Ended December 31,
	2015	2014	2013
Astellas	$1,701	$1,695	$1,537
Indivior	—	25,000	—

	$1,701	$26,695	$1,537

3.    Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2015:
Cash	$5,311	$—	$—	$5,311
Money market funds	17,261	—	—	17,261
U.S. government-sponsored agencies	12,249	1	—	12,250
Corporate debt securities	104,618	63	(17)	104,664
Certificates of deposit	1,725	—	—	1,725

	$141,164	$64	$(17)	$141,211

Reported as:
Cash and cash equivalents				$61,317
Short-term investments				78,169
Restricted investments(1)				1,725

				$141,211

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2014:
Cash	$3,383	$—	$—	$3,383
Money market funds	8,576	—	—	8,576
U.S. government-sponsored agencies	2,000	—	(2)	1,998
Corporate debt securities	88,127	12	(40)	88,099
Certificates of deposit	1,725	—	—	1,725

	$103,811	$12	$(42)	$103,781

Reported as:
Cash and cash equivalents				$11,958
Short-term investments				90,098
Restricted investments(1)				1,725

				$103,781

(1)	Included in “Prepaids and other current assets” as of December 31, 2015 and “Restricted investments and other assets” as of December 31, 2014.

At December 31, 2015 and 2014, the contractual maturities of all investments held were less than 12 and 16 months, respectively. All investments have been designated as available-for-sale, and changes to unrealized gains and losses are reflected as the only component of accumulated other comprehensive loss. The Company views its available-for-sale portfolio as available for use in current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity may be one year or more beyond the current balance sheet date.

No gross realized gains or losses were recognized in 2015, 2014 and 2013, and accordingly, there were no amounts reclassified out of accumulated other comprehensive loss to earnings in 2015, 2014 or 2013.

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value on a recurring basis and are classified at the following fair value hierarchy (see Note 1 for the Company’s accounting policy on measuring fair value of financial instruments) (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total As of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$17,261	$17,261	$—	$—
U.S. government-sponsored agencies	12,250	—	12,250	—
Corporate debt securities	104,664	—	104,664	—
Certificates of deposit	1,725	—	1,725	—

Total	$135,900	$17,261	$118,639	$—

		Fair Value Measurements at Reporting Date Using
Description	Total As of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$8,576	$8,576	$—	$—
U.S. government-sponsored agencies	1,998	—	1,998	—
Corporate debt securities	88,099	—	88,099	—
Certificates of deposit	1,725	—	1,725	—

Total	$100,398	$8,576	$91,822	$—

4.    Property and Equipment, net

Property and equipment at December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31,
	2015	2014
Laboratory equipment	$9,878	$10,561
Manufacturing property and equipment	1,980	1,975
Furniture and fixtures	1,076	1,076
Computer equipment and software	5,482	5,656
Leasehold improvements	3,405	3,405

	21,821	22,673
Less: Accumulated depreciation and amortization	(20,029)	(20,251)

Property and equipment, net	$1,792	$2,422

5.    Other Accrued Liabilities

Other accrued liabilities at December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015	2014
Accrued product costs	$446	$2,009
Accrued selling and marketing expenses	1,931	1,210
Accrued general and administrative expenses	643	466
Accrued rebates, allowances and returns	1,878	986
Interest payable — convertible senior notes	1,182	—
GSK liability — current portion	923	—
Other liabilities	607	446

Total other accrued liabilities	$7,610	$5,117

6.    Restructuring and Severance

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

On June 14, 2013, the Company implemented a reduction in force that included the elimination of certain non-executive positions as the Company completed certain work projects on its AP development program. As a result, the Company recorded severance benefits charges of $703,000 in 2013, which were included in the “Research and development” line of the “Operating expenses” section of the Company’s statements of comprehensive loss. As of December 31, 2015 and 2014, there were no associated liability balances.

On September 29, 2015, the Company implemented a restructuring plan in connection with its strategic shift to focus on the commercialization of HORIZANT and its decision to discontinue internal development of XP23829. This restructuring plan resulted in a reduction in force of approximately 25 employees and the recording of $1,671,000 in restructuring charges in the year ended December 31, 2015, of which $685,000 was recorded as “Research and development” expense and $986,000 was recorded as “Selling, general and administrative” expense. The restructuring charges related to severance benefits that were based upon existing severance agreements, including the 2012 Severance Plan. The Company paid or settled $767,000 in 2015, with the remaining $904,000 included within “Accrued compensation” on its balance sheet as of December 31, 2015 and estimated to be substantially paid by the first quarter of 2016.

In connection with the strategic shift, Ronald W. Barrett, Ph.D., retired as Chief Executive Officer and as a Director of the Company, effective on September 29, 2015. Dr. Barrett’s retirement resulted in the recording of $1,225,000 in severance benefits in the year ended December 31, 2015, all of which was recorded as “Selling, general and administrative” expense and were based upon his existing Severance Rights Agreement. The Company paid or settled $147,000 in 2015, with the remaining $1,078,000 included within “Accrued compensation” on its balance sheet as of December 31, 2015 and estimated to be substantially paid by the first quarter of 2017.

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

Holders may convert all or any portion of their 2022 Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The 2022 Notes are convertible at an initial conversion rate of 93.2945 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, subject to adjustment, which is equal to an initial conversion price of approximately $10.72 per share of common stock. Upon conversion, the 2022 Notes may be settled in shares of the Company’s common stock, together with a cash payment in lieu of delivering any fractional share. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that may occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such a corporate event in certain circumstances. If the Company undergoes a fundamental change, which would include specified change of control transactions, or liquidation or dissolution or the Company’s common stock ceasing to be listed or quoted on specified national securities exchanges, and the fundamental change occurs prior to the maturity date of the 2022 Notes, holders of the 2022 Notes may require the Company to repurchase all or part of their 2022 Notes at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of December 31, 2015, the outstanding principal balance on the 2022 Notes was $115,000,000 and 10,728,867 shares of the Company’s common stock were issuable upon conversion of the 2022 Notes.

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

As of December 31, 2015, the 2022 Notes were reported at their current carrying value of $111.8 million and which had a fair value of approximately $93.9 million based on Level 2 available market information.

8.    Commitments and Contingencies

Operating Leases

The Company leases office space at 3410 Central Expressway, Santa Clara, California, the 3410 Lease, that commenced in December 2001 and will expire on May 31, 2016. In connection with the 3410 Lease, the Company entered into a letter of credit agreement of $1,500,000 in December 2006. The fair value of the certificate of deposit is presented in “Prepaids and other current assets” and “Restricted investments and other assets” on the balance sheet at $1,500,000 as of December 31, 2015 and 2014, respectively. This letter of credit is required until the termination of the lease. The Company recognized rent expense on a straight-line basis over the applicable lease terms. Rent expense was $2,495,000, $2,615,000 and $2,626,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Deferred rent asset of $53,000 and $180,000 at December 31, 2015 and 2014, respectively, represented the difference between rent expense recognized and actual cash payments related to the Company’s operating leases. At December 31, 2015, deferred rent was comprised solely of a current deferred rent asset of $53,000. At December 31, 2014, deferred rent was comprised of a current deferred rent asset of $127,000 and a noncurrent deferred rent asset of $53,000.

At December 31, 2015, future minimum payments under the Company’s non-cancelable facility operating lease were as follows (in thousands):

Year ended December 31:
2016	$789

Total minimum lease payments	$789

The Company began leasing fleet vehicles for its sales force in 2015. Each fleet vehicle is subject to an initial one year lease term, with a month-to-month renewal option thereafter. These leases are classified as operating leases. Rent expense for these leases was $649,000 for the year ended December 31, 2015. Future minimum payments are based on minimum amounts due during the initial one-year lease term.

At December 31, 2015, future minimum payments under the Company’s non-cancelable fleet operating lease were as follows (in thousands):

Year ended December 31:
2016	$489
2017	39

Total minimum lease payments	$528

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The Company may terminate the indemnification agreements with its officers and directors upon 90 days’ written notice, but termination will not affect claims for indemnification relating to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company had not recorded any liabilities for these agreements as of December 31, 2015.

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

Stockholders’ Rights Plan

On December 16, 2005, the Company adopted a preferred stock rights plan, or the Rights Plan, pursuant to which each share of the Company’s common stock outstanding has attached to it a preferred stock purchase right, or a right, that confers the right to purchase one one-hundredth of a share of Series A junior participating preferred stock at an exercise price of $140.00 per right, subject to adjustment, and will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or announces a tender offer for 15% or more of the Company’s common stock. If such a person acquires 15% or more of the Company’s common stock, all rights holders, except such person, will be entitled to acquire the Company’s common stock at a discount through the exercise of the right. The rights plan has been designed to discourage acquisitions of more than 15% of the Company’s common stock without negotiations with the board of directors. The rights expired on January 13, 2016. The rights trade with the Company’s common stock, unless and until they are separated upon the occurrence of certain future events. The board of directors may terminate the rights plan at any time or redeem the rights prior to the time the rights are triggered.

On January 29, 2015, the Company entered into an amendment to the Rights Plan. The amendment was entered into in connection with the 2022 Notes offering (described in Note 7) and accommodates the structure of a blocker in the 2022 Notes such that no holder of the 2022 Notes will be entitled to receive shares of the Company’s common stock deliverable upon conversion of the Notes to the extent, that such receipt would cause the holder to become, directly or indirectly, the beneficial owner of more than 14.99% of the shares of the Company’s common stock outstanding at such time.

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

In May 2010, the Company granted performance stock unit awards to two executive employees under the 2005 Plan. Each performance stock unit award was scheduled to vest three years from the grant date, with the actual number of shares of common stock of the Company subject to issuance to be between 0% and 200% of the target amount, based on the performance of the Company’s total shareholder return as compared to the total shareholder returns of a group of pre-selected pharmaceutical companies over a performance period ending on the third anniversary of the grant date. The target amount of shares of common stock of the Company that were subject to issuance under the performance stock unit awards was 140,000, and the grant date fair value using a lattice valuation model of these performance stock unit awards was $2,675,000. In 2010, a performance stock unit award representing a target amount of 40,000 shares was cancelled due to the departure of one of the two executive employees. In 2013, 97,300 shares were cancelled based on the performance of the Company’s total shareholder return as compared to the total shareholder returns of a group of pre-selected pharmaceutical companies over the three year performance period. At December 31, 2015 and 2014, there were no shares subject to these performance stock unit awards, and the associated expense recognized in the years ended December 31, 2015, 2014 and 2013 was $0, $0 and $232,000, respectively.

In February 2014, the Company granted performance stock options to its executive officers under the 2005 Plan. Each performance stock option is subject to two, equally weighted, performance conditions. One performance condition relates to the achievement of a pre-determined development criteria and the other relates to achievement of a pre-determined revenue criteria. Each performance stock option vests, if at all, upon achievement of the respective performance condition during a performance period ending on December 31, 2015. Shares associated with each performance condition vest 50% upon achievement of the performance condition, with the remaining 50% to vest on the one-year anniversary date of the initial vest date. The target amount of shares of common stock that are subject to issuance under these performance stock options was 316,000, and the grant date fair value using a Black-Scholes valuation model of these performance stock options was $1,334,000. Both performance conditions were achieved during 2015, resulting in the 50% vesting of each share. During the years ended December 31, 2015 and 2014, the Company recognized $547,000 and $445,000, respectively, in expense associated with these performance stock options.

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

2014 Equity Incentive Plan

The terms of the 2014 Plan provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards and performance awards that may be settled in cash, stock or other property, that may be granted by the board of directors or the independent compensation committee of the board of directors. Options granted may be either incentive stock options or non-statutory stock options. Incentive stock options may be granted to employees with exercise prices of no less than the fair value, and non-statutory options may be granted to employees, directors or consultants at exercise prices of no less than fair value, of the common stock on the grant date. Options vest as determined by the board of directors or the compensation committee of the board of directors, generally at the rate of 25% at the end of the first year, with the remaining balance vesting ratably over the next three years and ratably over four years for subsequent grants. Options granted under the 2014 Plan expire no more than ten years after the date of grant. The terms of the 2014 Plan also provides for the grant of restricted awards, which have no exercise price, are valued using the closing market price on the date of grant and vest as determined by the board of directors or the compensation committee of the board of directors, typically in annual tranches over a four-year period at the rate of 25% at the end of each year. The 2014 Plan also provides for the grant of performance stock or cash awards that may vest or become payable upon the attainment of pre-determined performance goals during a performance period.

In January 2015, the Company granted stock options subject to market conditions to its executive officers under the 2014 Plan. Each market condition stock option is subject to two, equally weighted, market conditions. One market condition vests if the Company’s common stock is greater or equal to $11.00 per share for 30 consecutive trading days ending on or prior to December 31, 2016. The other market condition vests if the Company’s common stock is greater or equal to $13.00 per share for 30 consecutive trading days ending on or prior to December 31, 2018. The Company estimated the fair value of these market condition stock options using a Monte Carlo simulation model, which involves a series of random scenarios that may take different future price paths over the award’s contractual life. The grant date fair value is determined by taking the average of the grant date fair values under each of many Monte Carlo simulations. The determination of the fair value is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables including its expected stock price volatility over the expected term of the awards, risk-free interest rates, and estimated forfeitures. The target amount of shares of common stock that are subject to issuance under these market condition stock options was 225,000 shares, and the grant date fair value using the Monte Carlo simulation model was $1,216,000. During the year ended December 31, 2015, the Company recognized $1,156,000 in expense associated with these market condition stock options.

Under the terms of the 2014 Plan, any individual who first becomes a non-employee director automatically receives an option to purchase 30,000 shares subject to vesting in 24 successive equal monthly installments. Non-

employee directors serving on the date of each annual meeting of stockholders receives an option to purchase 15,000 shares subject to vesting in 12 successive equal monthly installments measured from the grant date. Stock options are granted at exercise prices no less than the fair value on the grant date and expire no more than ten years after the date of grant. In addition, any individual who serves as a non-employee director on the date of each annual meeting receives a restricted stock unit award of 5,000 shares. These restricted stock unit awards vest in full on the earlier of: (1) the one-year anniversary of the grant date or (2) the date of the next annual meeting following the grant date.

The total number of shares of the Company’s common stock available for issuance under the 2014 Plan is initially 4,471,059 shares plus up to an additional 7,847,852 Returning Shares (as defined below) as such shares become available from time to time. “Returning Shares” means the shares subject to outstanding awards granted under the Prior Plans and the 1999 Stock Plan that, from and after the effective date of the 2014 Plan: (a) expire or terminate for any reason prior to exercise or settlement; (b) are forfeited, cancelled or otherwise returned to the Company because of the failure to meet a contingency or condition required for the vesting of such shares; or (c) other than with respect to outstanding stock options and stock appreciation rights granted under the Prior Plans or the 1999 Stock Plan with an exercise or strike price of at least 100% of the fair market value of the underlying Company common stock on the date of grant, are reacquired or withheld (or not issued) by the Company to satisfy a tax withholding obligation in connection with a stock award. Eligible participants under the 2014 Plan include the Company’s employees and directors, including the Company’s executive officers and consultants. At December 31, 2015, there were 2,900,588 shares remaining and available for future grant under the 2014 Plan.

A summary of option activity as of and for the year ended December 31, 2015 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregrate Intrinsic Value
				(In Thousands)
Outstanding at January 1, 2014	6,628,612	$14.49
Options granted	2,367,410	8.64
Options cancelled	(1,346,627)	11.77
Options exercised	(368,236)	5.24

Outstanding at December 31, 2015	7,281,159	13.55	5.91	$452

Exercisable at December 31, 2015	4,812,353	$16.52	4.42	$354

A summary of restricted stock unit activity for the year ended December 31, 2015 is presented below:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2015	1,021,344	$6.70
Awards granted	857,012	5.43
Awards cancelled	(226,340)	7.62
Awards vested	(458,102)	6.25

Outstanding at December 31, 2015	1,193,914	$5.79

The weighted-average grant date fair values of options granted in the years ended December 31, 2015, 2014 and 2013 were $5.48, $4.05 and $5.22 per share, respectively. The weighted-average grant date fair values of restricted stock units granted in the years ended December 31, 2015, 2014 and 2013 were $5.44, $6.07 and $8.13 per share, respectively.

The aggregate intrinsic value of all options outstanding and exercisable at December 31, 2015 was based on a closing stock price of $5.49.

The total intrinsic value of options exercised in the years ended December 31, 2015, 2014 and 2013 was $683,000, $758,000 and $304,000, respectively. The total fair value of options that vested in the years ended December 31, 2015, 2014 and 2013 was $6,904,000, $4,572,000 and $4,786,000, respectively. The total fair value of restricted stock units that vested in the years ended December 31, 2015, 2014 and 2013 was $2,864,000, $4,656,700 and $6,202,000, respectively.

As of December 31, 2015, the total compensation cost related to 2,468,806 unvested options and unvested awards covering 1,193,914 shares not yet recognized was $15,375,000. This amount will be recognized over an estimated weighted-average amortization period of 2.68 years.

Employee Stock Purchase Plan

In January 2005, the Company adopted the 2005 Employee Stock Purchase Plan, or 2005 ESPP, which became effective in June 2005 in connection with its initial public offering. The 2005 ESPP allowed for qualified employees to purchase shares of its common stock at a price equal to the lower of 85% of the closing price of the Company’s common stock at the beginning of the offering period or 85% of the closing price of the Company’s common stock on the date of purchase. A total of 250,000 shares of the Company’s common stock were initially authorized for issuance under the 2005 ESPP. The Company’s board of directors could increase the share reserve of the ESPP as of each January 1, from January 1, 2006 through January 1, 2015, by an amount determined by its board; provided, however that the increase for any year could not exceed the lesser of (1) 1% of the total number of shares of the Company’s common stock outstanding on the December 31st of the preceding calendar year or (2) 250,000 shares. During the years ended December 31, 2015, 2014 and 2013, 236,657 shares, 227,720 shares and 142,455 shares, respectively, were purchased under the 2005 ESPP. In May 2015, in connection with the adoption of the 2015 Employee Stock Purchase Plan, described below, no further shares may be granted under the 2005 ESPP.

On May 19, 2015, the Company’s stockholders approved the XenoPort, Inc. 2015 Employee Stock Purchase Plan, or the 2015 ESPP, which became effective on May 19, 2015. The Company’s prior plan, the 2005 ESPP, was terminated as a result of this approval. The 2015 ESPP was implemented by offerings of rights to purchase the Company’s common stock to all eligible employees. The plan administrator will determine the duration of each offering period, provided that in no event may an offering period exceed 27 months. Each offering period will have one or more purchase dates, as determined by the plan administrator prior to the commencement of the offering period. The purchase price per share at which shares of the Company’s common stock are purchased on each purchase date during an offering period will not be less than the lower of (i) 85% of the fair market value of a share of the Company’s common stock on the first day of the offering period or (ii) 85% of the fair market value of a share of the Company’s common stock on the purchase date. The maximum number of shares of the Company’s common stock that may be issued under the 2015 ESPP is 4,000,000 shares, subject to adjustment for certain changes in the Company’s capitalization. During the year ended December 31, 2015, 89,254 shares were purchased under the 2015 ESPP. At December 31, 2015, there were 3,910,746 shares available for future grant under the 2015 ESPP.

10.    Preferred Stock

At December 31, 2015 and 2014, the Company was authorized to issue 5,000,000 shares of preferred stock, of which 1,000,000 shares were authorized for issuance as Series A junior participating preferred stock.

11.    Income Taxes

Deferred income taxes reflect the net tax effects of net operating loss, or NOL, and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred tax assets were as follows (in thousands):

	December 31,
	2015	2014
Net operating loss carryforwards	$209,834	$182,791
Research credit carryforwards	32,104	31,249
Capitalized research and development	1,188	3,760
Deferred revenue	4,139	4,824
Stock awards	16,371	16,901
Other	2,334	3,043

Total net deferred tax assets	265,970	242,568
Valuation allowance	$(265,970)	$(242,568)

Net deferred tax assets	$—	$—

Realization of net deferred tax assets is dependent upon the Company generating future taxable income, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $23,402,000, $24,238,000 and $27,210,000 during 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company had NOL carryforwards for federal income tax purposes of $549,241,000, which expire in the years 2022 through 2035, and federal research and development tax credits of $24,713,000, which expire in the years 2021 through 2035.

As of December 31, 2015, the Company had NOL carryforwards for state income tax purposes of $351,563,000, which expire in the years 2016 through 2035, and state research and development tax credits of $12,790,000, which do not expire.

Approximately $529,000 of the valuation allowance for net deferred tax assets relates to benefits of stock option deductions that, when recognized, will be allocated directly to additional paid-in capital.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. To date, the Company has not been audited by the Internal Revenue Service or any state income tax jurisdiction. Tax years 2000 to 2015 remain subject to examination by the U.S. federal jurisdiction and various state jurisdictions.

NOL carryforwards created by excess tax benefits from stock awards are not recorded as deferred tax assets. To the extent such NOL carryforwards are utilized, the benefits realized will increase stockholders’ equity. The Company had $2,077,000 of excess tax benefits at December 31, 2015.

Future utilization of the Company’s NOL and research credit carryforwards to offset its future taxable income may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code Section 382. Such annual limitation could result in the expiration of the NOL and research credit carryforwards before utilization. The Company completed an updated Section 382 analysis regarding the limitation of the NOL and tax credit carryforwards as of December 31, 2015. Based upon the analysis, the Company has not had an ownership change as of December 31, 2015 that would limit the use of its NOL and tax credit carryforwards.

On December 31, 2015, the California Supreme Court overturned the California Appellate court decision on The Gillette Company et al. v. California Franchise Tax Board. The court held that the taxpayers couldn’t elect an evenly weighted, three-factor apportionment formula pursuant to the Multistate Tax Compact, or MTC. The Company had elected the three-factor apportionment formula pursuant to the MTC for 2013 and 2014. As a result of the California Supreme Court decision, the Company is reducing its deferred tax assets and offsetting valuation allowance related to the California NOL calculated in 2013 and 2014 pursuant to the MTC election.

The Company’s unrecognized tax benefits relate to state research and development tax credits claimed on the Company’s state tax returns. The state research and development tax credits have not been utilized, are fully offset by a valuation allowance and currently have no tax impact.

A reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

January 1, 2013	$—
Increases related to prior year tax positions	1,340

December 31, 2013	1,340
Increases related to prior year tax positions	39

December 31, 2014	1,379
Increases related to current year tax positions	40

December 31, 2015	$1,419

12.    Quarterly Financial Data (Unaudited)

The following table summarizes the unaudited quarterly financial data for the last two fiscal years (in thousands, except per share data):

	Quarter Ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014(1)	June 30, 2014	March 31, 2014
Selected Quarterly Data:
Total revenues	$14,079	$11,393	$8,621	$7,067	$7,091	$31,068	$5,334	$3,375

Gross profit(2)	$12,898	$10,302	$7,708	$6,185	$6,143	$5,088	$4,321	$2,527

Net income (loss)	$(13,359)	$(24,064)	$(24,481)	$(20,409)	$(17,657)	$8,259	$(19,387)	$(20,548)

Basic and diluted net income (loss) per share	$(0.21)	$(0.38)	$(0.39)	$(0.33)	$(0.28)	$0.13	$(0.31)	$(0.36)

(1)	Total revenues and net income was primarily from the recognition of $25,000,000 in collaboration revenue resulting from the Indivior licensing agreement (see Note 2 for more information).

(2)	Gross profit relates solely to HORIZANT drug product sales.