Form 10-Q
period 2016-03-31
XENOPORT INC
filed 2016-05-05
CIK 1130591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Total number of shares of common stock outstanding as of April 15, 2016: 63,526,681.

XENOPORT, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

HORIZANT, REGNITE, XENOPORT and the XenoPort logo are trademarks of XenoPort, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

XENOPORT, INC.

BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$22,882	$61,317
Short-term investments	97,303	78,169
Accounts receivable	6,646	6,439
Inventories	2,259	2,068
Prepaids and other current assets	6,736	6,553

Total current assets	135,826	154,546
Property and equipment, net	1,681	1,792
Long-term inventories	12,680	7,581
Other assets	—	74

Total assets	$150,187	$163,993

Current liabilities:
Accounts payable	$3,013	$2,300
Accrued compensation	5,123	6,924
Accrued preclinical and clinical costs	1,316	1,316
Other accrued liabilities	7,338	7,610
Deferred revenue	1,134	1,134

Total current liabilities	17,924	19,284
Convertible senior notes, net	111,883	111,761
Deferred revenue	9,446	9,730
Other noncurrent liability	3,038	2,918
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized; 63,523 and 63,390 shares issued and outstanding, at March 31, 2016 and December 31, 2015, respectively	63	63
Additional paid-in capital	691,420	689,319
Accumulated other comprehensive income	106	47
Accumulated deficit	(683,693)	(669,129)

Total stockholders’ equity	7,896	20,300

Total liabilities and stockholders’ equity	$150,187	$163,993

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Product sales, net	$13,678	$6,639
Collaboration revenue	284	284
Royalty revenue	161	144

Total revenues	14,123	7,067

Operating expenses:
Cost of product sales	620	454
Research and development	1,760	6,384
Selling, general and administrative	25,483	20,099

Total operating expenses	27,863	26,937

Loss from operations	(13,740)	(19,870)
Interest income	175	116
Interest expense	(999)	(655)

Net loss	(14,564)	(20,409)
Other comprehensive loss:
Unrealized gains on available-for-sale securities	59	92

Comprehensive loss	$(14,505)	$(20,317)

Basic and diluted net loss per share	$(0.23)	$(0.33)

Shares used to compute basic and diluted net loss per share	63,472	62,722

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Operating activities
Net loss	$(14,564)	$(20,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120	134
Accretion of investment discounts and amortization of investment premiums, net	—	311
Amortization of discount and debt issuance costs on convertible senior notes	122	73
Gain on disposal of property and equipment	(227)	—
Stock-based compensation expense	2,388	2,671
Changes in assets and liabilities:
Accounts receivable	(207)	8
Prepaids and other current and noncurrent assets	118	(785)
Inventories	(5,290)	(196)
Accounts payable	713	107
Accrued compensation	(1,801)	(2,807)
Accrued preclinical and clinical costs	—	218
Other accrued liabilities, current and noncurrent	(152)	548
Deferred revenue, current and noncurrent	(284)	(284)

Net cash used in operating activities	(19,064)	(20,411)

Investing activities
Purchases of investments	(67,259)	(111,524)
Proceeds from maturities of investments	48,184	26,668
Purchases of property and equipment	(9)	(11)

Net cash used in investing activities	(19,084)	(84,867)

Financing activities
Proceeds from issuance of convertible senior notes, net of discount and debt issuance costs	—	111,345
Net cash proceeds provided by (used in) issuance of common stock and exercise of stock options	(287)	(1,127)

Net cash provided by (used in) financing activities	(287)	110,218

Net increase (decrease) in cash and cash equivalents	(38,435)	4,940
Cash and cash equivalents at beginning of period	61,317	11,958

Cash and cash equivalents at end of period	$22,882	$16,898

The accompanying notes are an integral part of these interim financial statements.

XENOPORT, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Nature of Operations

XenoPort, Inc., or the Company, is a biopharmaceutical company focused on commercializing HORIZANT® (gabapentin enacarbil) Extended-Release Tablets in the United States. The Company is also collaborating with the National Institute on Alcohol Abuse and Alcoholism, or NIAAA, to develop HORIZANT as a potential treatment for patients with alcohol use disorder. In addition, the Company has developed a portfolio of internally discovered product candidates for the potential treatment of neurological and other disorders, including arbaclofen placarbil, or AP, XP23829 and XP21279. Effective June 2014, the Company granted to Indivior UK Ltd. exclusive, world-wide rights to develop and commercialize pharmaceutical products containing AP and other prodrugs of baclofen or R-baclofen, or collectively, the AP Products, for all indications, subject to the Company’s right of first negotiation with Indivior to collaborate to develop and commercialize AP Products for non-addiction indications. XP23829 is a novel fumaric acid ester product candidate that is a potential treatment for patients with psoriasis and/or relapsing forms of multiple sclerosis, or MS. In March 2016, the Company entered into a license agreement with Dr. Reddy’s Laboratories, S.A., or Dr. Reddy’s, pursuant to which the Company will grant to Dr. Reddy’s, subject to review by the U.S. Government under the Hart-Scott-Rodino Antitrust Improvements Act, as amended, or HSR Act, exclusive U.S. rights for the development and commercialization of XP23829 (see Note 11 for more information). The Company also intends to seek a development and commercialization partner for XP23829 outside the United States. XP21279 is a potential treatment for patients with advanced idiopathic Parkinson’s disease that has completed Phase 2 development. The Company intends to seek a development and commercialization partner for XP21279.

HORIZANT and the Company’s product candidates are prodrugs that were created by modifying the chemical structure of currently marketed drugs, referred to as parent drugs, and are designed to correct limitations in the oral absorption, distribution and/or metabolism of the parent drug. HORIZANT and each of the Company’s product candidates are orally-available, patented molecules that address potential markets with unmet medical needs. The Company’s facilities are currently located in Santa Clara, California. The Company plans to relocate its facilities to Redwood City, California in May 2016 (see Note 11 for more information).

Basis of Preparation

The accompanying financial statements as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, are unaudited. These unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2016 and comprehensive loss for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. The Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, is the single source of authoritative U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for any other interim period or any other future year. For more complete financial information, these financial statements, and the notes hereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which creates a single source of revenue guidance under GAAP for all companies in all industries. The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates. ASU 2014-09 also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. ASU 2014-09 is required to be adopted by the Company on January 1, 2018; however the Company may adopt this standard as early as January 1, 2017. The Company will adopt this standard on January 1, 2018. However, the Company has not yet selected a transition method nor has it determined the potential effects that the adoption of ASU 2014-09 will have on its financial statements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). This update is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments: (1) provide a definition of the term substantial doubt; (2) require an evaluation every reporting period including interim periods; (3) provide principles for considering the mitigating effect of management’s plans; (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans; (5) require an express statement and other disclosures when substantial doubt is not alleviated; and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2014-15 will be effective for the Company beginning with its annual report for fiscal 2016 and interim periods thereafter. The Company is currently evaluating the impact that ASU 2014-15 will have on its financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). Prior to this update, entities were required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This update is intended to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for the Company beginning with its annual report for fiscal 2018 and interim periods thereafter. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact that ASU 2015-17 will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases Topic 842 (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and the corresponding right-of-use assets on the balance sheet. The main difference between the previous GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the previous GAAP. ASU 2016-02 is effective for the Company beginning in the first quarter of fiscal 2018. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08). The amendments in this update do not change the core principles in the guidance in ASU 2016-08 but clarify the implementation guidance on principal versus agent considerations by providing additional illustrative examples and clarifying existing illustrative examples on how to apply the implementation guidance on principal versus agent considerations. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. The Company is currently evaluating the impact that ASU 2016-08 will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is part of the Simplification Initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company beginning in the first quarter of fiscal 2018. The Company is currently evaluating the impact that ASU 2016-09 will have on its financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing (ASU 2016-10). The amendments in this update clarify the following two aspects of Topic 606: identifying performance obligations and clarifying the licensing implementation guidance. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. The Company is currently evaluating the impact that ASU 2016-10 will have on its financial statements.

2. License and Collaboration Arrangements

Astellas Pharma Inc.

Under a December 2005 license agreement with Astellas Pharma Inc., as amended in July 2012, Astellas is commercializing gabapentin enacarbil in Japan under the trade name of REGNITE® (gabapentin enacarbil) Extended-Release Tablets. In each of the three month periods ended March 31, 2016 and 2015, the Company recognized collaboration revenue of $284,000 representing amortization of the up-front license payment under this agreement. For the three months ended March 31, 2016 and 2015, the Company recognized $161,000 and $144,000, respectively, in royalty revenue. As of March 31, 2016, the Company had recognized an aggregate of $56,219,000 of revenue pursuant to this agreement. At March 31, 2016, $10,580,000 of revenue was deferred under this agreement and was being recognized on a straight-line basis over a period that the Company expects to remain obligated to provide services, of which $1,134,000 was classified within current liabilities and the remaining $9,446,000 was recorded as a noncurrent liability.

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

	Three Months Ended
	March 31,
	2016	2015
	(In thousands, except
	per share amounts)
Numerator:
Net loss	$(14,564)	$(20,409)

Denominator:
Weighted-average common shares outstanding	63,472	62,722

Basic and diluted net loss per share	$(0.23)	$(0.33)

Outstanding securities at period end not included in the computation of diluted net loss per share as they had an anti-dilutive effect:
Restricted stock units and options to purchase common stock	8,999	9,036
Convertible senior notes	10,729	10,729

	19,728	19,765

On February 3, 2015, the Company completed a private placement of $115,000,000 aggregate principal amount of 2.50% Convertible Senior Notes due 2022, or the 2022 Notes. The 2022 Notes are convertible at an initial conversion rate of 93.2945 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, which is equal to an initial conversion price of approximately $10.72 per share of common stock. As of March 31, 2016, 10,728,867 shares of the Company’s common stock were issuable upon conversion of the 2022 Notes (see Note 8 for more information).

4. Cash and Cash Equivalents, Short-Term Investments and Restricted Investments

The following are summaries of cash and cash equivalents, short-term investments and restricted investments (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2016:
Cash	$5,433	$—	$—	$5,433
Money market funds	12,693	—	—	12,693
Corporate debt securities	101,953	109	(3)	102,059
Certificates of deposit	1,725	—	—	1,725

	$121,804	$109	$(3)	$121,910

Reported as:
Cash and cash equivalents				$22,882
Short-term investments				97,303
Restricted investments (1)				1,725

				$121,910

As of December 31, 2015:
Cash	$5,311	$—	$—	$5,311
Money market funds	17,261	—	—	17,261
U.S. government-sponsored agencies	12,249	1	—	12,250
Corporate debt securities	104,618	63	(17)	104,664
Certificates of deposit	1,725	—	—	1,725

	$141,164	$64	$(17)	$141,211

Reported as:
Cash and cash equivalents				$61,317
Short-term investments				78,169
Restricted investments (1)				1,725

				$141,211

(1)	Included in “Prepaids and other current assets.”

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents, which primarily consist of money market funds, and management determines the appropriate classification of these securities at the time of purchase. All investments have been designated as available-for-sale. The Company classifies its available-for-sale investments as either current or noncurrent based on their maturities and the Company’s intent with regard to those investments. The Company currently views its available-for-sale investments that mature within one year as available for its current operations and classified as short-term investments, while available-for-sale investments that mature beyond one year are classified as long-term investments. All available-for-sale securities are carried at estimated fair value with unrealized gains and losses reported as a component of other comprehensive loss in the statements of comprehensive loss. No gross realized gains or losses were recognized and accordingly, there were no amounts reclassified out of accumulated other comprehensive income to earnings in the three months ended March 31, 2016, or in the same period in 2015.

The Company’s available-for-sale investments, which include cash equivalents and short-term investments, are measured at fair value on a recurring basis and are classified at the following fair value hierarchy (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total As of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$12,693	$12,693	$—	$—
Corporate debt securities	102,059	—	102,059	—
Certificates of deposit	1,725	—	1,725	—

Total	$116,477	$12,693	$103,784	$—

		Fair Value Measurements at Reporting Date Using
Description	Total As of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$17,261	$17,261	$—	$—
U.S. government-sponsored agencies	12,250	—	12,250	—
Corporate debt securities	104,664	—	104,664	—
Certificates of deposit	1,725	—	1,725	—

Total	$135,900	$17,261	$118,639	$—

During the quarter ended March 31, 2016, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

5. Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out, or FIFO, basis. Inventories include raw materials, active pharmaceutical ingredient, or API, contract manufacturing costs and overhead allocations. The Company regularly evaluates the Company’s inventories for excess quantities and obsolescence (expiration), taking into account such factors as historical and anticipated future sales compared to quantities on hand and the remaining shelf life of HORIZANT. Write-downs of inventories are considered to be permanent reductions in the cost basis of inventories. Inventories that are not expected to be consumed within 12 months following the balance sheet date are classified as long-term inventories.

Inventories as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$12,124	$7,396
Work in progress	835	134
Finished goods	1,980	2,119

Total inventory	14,939	9,649
Less: Long-term inventories	12,680	7,581

Total inventory classified as current	$2,259	$2,068

Long-term inventories primarily consisted of raw materials and gabapentin enacarbil API used for production of HORIZANT. The Company evaluates demand for HORIZANT and expected consumption of the API based on long-term projected sales of HORIZANT.

6. Other Accrued Liabilities

Other accrued liabilities as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2015	December 31, 2015
Accrued product costs	$1,389	$446
Accrued selling and marketing expenses	1,555	1,931
Accrued general and administrative expenses	718	643
Accrued rebates, allowances and returns	1,861	1,878
Interest payable – convertible senior notes	463	1,182
GSK liability – current portion	960	923
Other liabilities	392	607

Total other accrued liabilities	$7,338	$7,610

In connection with the Company’s acquisition of the HORIZANT business on May 1, 2013, Glaxo Group Limited, or GSK, provided it with inventory of gabapentin enacarbil in GSK’s possession that was not required for use by GSK in the manufacture of HORIZANT and related manufacturing property and equipment. In exchange for such inventory, the Company agreed to make annual payments to GSK of $1,000,000 for six years beginning in 2016, which was recorded at its present value and is being accreted to its contractual value over the repayment period. At March 31, 2016, the GSK liability comprised of a $960,000 current portion included in “Other accrued liabilities” and a $3,038,000 non-current portion included in “Other noncurrent liability.” At December 31, 2015, the GSK liability comprised of a $923,000 current portion included in “Other accrued liabilities” and a $2,918,000 non-current portion included in “Other noncurrent liability.”

7. Restructuring and Severance

On September 29, 2015, the Company implemented a restructuring plan in connection with its strategic shift to focus on the commercialization of HORIZANT and its decision to discontinue internal development of XP23829. This restructuring plan resulted in a reduction in force of approximately 25 employees and the recording of $1,715,000 in restructuring charges in the year ended December 31, 2015, of which $690,000 was recorded as research and development expense and $1,025,000 was recorded as selling, general and administrative expense. The restructuring charges related to severance benefits that were based upon existing severance agreements, including the 2012 Severance Plan. The Company paid $811,000 in 2015, with the remaining $904,000 included within accrued compensation on its balance sheet as of December 31, 2015. The Company paid $724,000 in the three months ended March 31, 2016, with the remaining $180,000 included within accrued compensation on its balance sheet as of March 31, 2016 and estimated to be paid by the second half of 2016.

In connection with the strategic shift, Ronald W. Barrett, Ph.D., retired as Chief Executive Officer and as a Director of the Company, effective on September 29, 2015. Dr. Barrett’s retirement resulted in the recording of $1,225,000 in severance benefits in 2015, all of which was recorded as selling, general and administrative expense and were based upon his existing Severance Rights Agreement. The Company paid $147,000 in 2015, with the remaining $1,078,000 included within accrued compensation on its balance sheet as of December 31, 2015. The Company paid $530,000 in the three months ended March 31, 2016, with the remaining $548,000 included within accrued compensation on its balance sheet as of March 31, 2016 and estimated to be substantially paid by the first quarter of 2017.

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

Holders may convert all or any portion of their 2022 Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date. The 2022 Notes are convertible at an initial conversion rate of 93.2945 shares of the Company’s common stock per $1,000 principal amount of the 2022 Notes, subject to adjustment, which is equal to an initial conversion price of approximately $10.72 per share of common stock. Upon conversion, the 2022 Notes may be settled in shares of the Company’s common stock, together with a cash payment in lieu of delivering any fractional share. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that may occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its 2022 Notes in connection with such a corporate event in certain circumstances. If the Company undergoes a fundamental change, which would include specified change of control transactions, or liquidation or dissolution or the Company’s common stock ceasing to be listed or quoted on specified national securities exchanges, and the fundamental change occurs prior to the maturity date of the 2022 Notes, holders of the 2022 Notes may require the Company to repurchase all or part of their 2022 Notes at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. As of March 31, 2016, the outstanding principal balance on the 2022 Notes was $115,000,000 and 10,728,867 shares of the Company’s common stock were issuable upon conversion of the 2022 Notes.

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

As of March 31, 2016, the 2022 Notes were reported at their current carrying value of $111,900,000 and which had a fair value of approximately $82,400,000 based on Level 2 available market information.

9. Stock-Based Compensation

The Company’s non-cash stock-based compensation expense was as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Research and development	$96	$382
Selling, general and administrative	2,292	2,289

	$2,388	$2,671

10. Income Taxes

Future utilization of the Company’s net operating loss, or NOL, and research credit carryforwards to offset its future taxable income may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code Section 382. Such annual limitation could result in the expiration of the NOL and research credit carryforwards before utilization. A Section 382 analysis on owner shifts that may have occurred in the first quarter of 2016 has not been performed as of the date of this disclosure due to limited information available on stock ownership. Until this analysis is performed, the Company is unable to determine if a change in ownership has occurred and if any NOL or research credit amount is estimated to expire before utilization.

11. Subsequent Events

On March 26, 2016, the Company entered into a license, development and commercialization agreement with Dr. Reddy’s, pursuant to which the Company will grant to Dr. Reddy’s exclusive U.S. rights for the development and commercialization of XP23829, or XP23829 Products, for all indications. The agreement is subject to and will become effective upon clearance under the HSR Act. In exchange for these rights, the Company will, upon effectiveness of the agreement, be entitled to receive an upfront, non-refundable cash payment of $47,500,000 and an additional $2,500,000 after delivery of certain clinical trial materials. The Company will also be eligible to receive aggregate cash payments of up to $440,000,000 upon the achievement of certain predefined milestones of which $190,000,000 are regulatory-based milestones and $250,000,000 are commercialization-based milestones. In addition, the Company will be entitled to receive tiered double-digit royalty payments of up to the mid-teens on a percentage basis on potential future net sales of the XP23829 Products in the United States.

On April 8, 2016, the Company entered into a Lease, or (the “Lease”) with Informatica LLC (the “Landlord”) for approximately 34,329 square feet of office space located at 2000 Seaport Boulevard, Redwood City, California (the “Leased Premises”). The Company intends to use the Leased Premises as its new principal executive offices. The term of the Lease runs for approximately 38 months commencing on the date the Landlord delivers to the Company certain interim premises (which will be used by the Company pending delivery to the Company of the Leased Premises), which date is May 1, 2016 (the “Commencement Date”), and terminating on June 30, 2019 (the “Initial Term”), unless the Lease is terminated sooner as provided in the Lease. The approximate aggregate rent due over the Initial Term will be approximately $5,000,000. The Company also has a conditional option to extend the Lease for one additional term of two years.

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

Overview

XenoPort, Inc. is a biopharmaceutical company focused on commercializing HORIZANT® (gabapentin enacarbil) Extended-Release Tablets in the United States. HORIZANT is approved by the U.S. Food and Drug Administration, or FDA, for two indications: the treatment of moderate-to-severe primary restless legs syndrome, or RLS, in adults; and management of postherpetic neuralgia, or PHN, in adults. HORIZANT is also being evaluated by the National Institute on Alcohol Abuse and Alcoholism, or the NIAAA, under a clinical trial agreement whereby they are conducting a study of HORIZANT as a potential treatment for alcohol use disorder, or AUD. REGNITE® (gabapentin enacarbil) Extended-Release Tablets is being marketed in Japan by Astellas Pharma Inc. for the treatment of moderate-to-severe primary RLS. We have granted exclusive world-wide rights for the development and commercialization of our clinical-stage oral product candidate, arbaclofen placarbil, or AP, to Indivior UK Ltd., or Indivior, for all indications.

We announced our strategic shift to focus on the commercialization of HORIZANT in October 2015 and also indicated that we would discontinue development-stage activities for our product candidates and seek potential partners for these assets. Our development-stage product candidates include XP23829, a novel fumaric acid ester prodrug that is a potential treatment for patients with moderate-to-severe chronic plaque-type psoriasis and potentially for patients with relapsing forms of multiple sclerosis and XP21279, a prodrug of levodopa that is a potential treatment for patients with idiopathic Parkinson’s disease. On March 26, 2016, we entered into a license, development and commercialization agreement, or the DRL Agreement, with Dr. Reddy’s Laboratories, S.A., or Dr. Reddy’s, pursuant to which we will grant to Dr. Reddy’s exclusive U.S. rights for the development and commercialization of XP23829, or XP23829 Products, for all indications. The agreement is subject to and will become effective upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act, as amended, or HSR Act. In exchange for these rights, we will, upon effectiveness of the agreement, be entitled to receive an upfront, non-refundable cash payment of $47.5 million and an additional $2.5 million after delivery of certain clinical trial materials. We will also be eligible to receive aggregate cash payments of up to $440.0 million upon the achievement of certain predefined milestones of which $190.0 million are regulatory-based milestones and $250.0 million are commercialization-based milestones. In addition, we will be entitled to receive tiered double-digit royalty payments of up to the mid-teens on a percentage basis on potential future net sales of the X23829 Products in the United States.

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

Under the terms of an exclusive license agreement with Indivior, which became effective on June 19, 2014, we granted Indivior exclusive, world-wide rights to develop and commercialize pharmaceutical products containing AP and other prodrugs of baclofen or R-baclofen, or AP Products, for all indications, subject to our right of first negotiation to collaborate to develop and commercialize AP Products for non-addiction indications. In exchange for these rights, we received an upfront, non-refundable cash payment of $20.0 million in June 2014 and received an additional $5.0 million payment in July 2014 after our delivery of specified materials, both of which were recognized in the third quarter of 2014. We are also eligible to receive aggregate cash payments of up to $120.0 million upon the achievement by Indivior of certain contingent event-based milestones, of which $70.0 million are regulatory and development-based and $50.0 million are commercialization-based. In addition, we are entitled to receive tiered double-digit royalty payments of up to the mid-teens on a percentage basis on potential future net sales of AP Products in the United States, and high single-digit royalty payments on potential future net sales of AP Products outside the United States.

We currently depend, and may in the future depend, on collaboration, partnership, licensing and other strategic arrangements with third-party business partners. The potential for gabapentin enacarbil, XP23829 and/or XP21279 could be enhanced through partnerships that would further develop and/or enhance commercialization efforts of these assets. As such, we plan to enter into partnerships with pharmaceutical companies in order to: (1) gain access to a primary care and/or an expanded sales force to maximize the commercial potential of gabapentin enacarbil; (2) develop and commercialize gabapentin enacarbil, XP23829 and/or XP21279 outside the United States; or (3) to develop and commercialize XP21279 in the United States.

Historically, revenues recognized through May 1, 2013 were primarily comprised of upfront, milestone and contingent event-based payments from our collaboration and partnership arrangements. While a significant portion of our revenues in 2014 consisted of revenues from the recognition of cash payments we received under our license agreement with Indivior, we may in the future recognize revenues from contingent-event based payments from Dr. Reddy’s and/or Indivior, we expect the future composition of our revenues, with exception of $50.0 million in potential collaboration revenue related to upfront cash payments from Dr. Reddy’s, to consist primarily of revenues from HORIZANT drug product sales. Although we are recognizing revenue from HORIZANT drug product sales in the United States, our relative lack of commercialization experience as an organization with respect to HORIZANT drug product sales will make future operating results difficult to predict. In this regard, our product sales revenue may vary significantly from period to period as our commercialization efforts progress, and we may be unable to meaningfully increase HORIZANT drug product sales or otherwise successfully commercialize HORIZANT in a timely manner or at all. We also expect that the expenses of increasing and maintaining our sales and marketing capabilities, including with respect to the internal and external costs of supporting and maintaining an increased number of sales representatives, and maintaining and expanding a distribution and supply chain infrastructure will continue to be substantial, and these costs may exceed the revenues that we are able to generate from HORIZANT drug product sales. We recorded $13.7 million in net sales from HORIZANT in the three months ended March 31, 2016.

Gabapentin enacarbil is licensed to Astellas in Japan. We are entitled to receive percentage-based high-teen royalties on net sales of REGNITE in Japan, and the royalties are recognized as revenue when royalty payments are received. In the three months ended March 31, 2016, the royalty revenue from net sales of REGNITE in Japan was $0.2 million. We expect royalty revenues from our partnership with Astellas to fluctuate based on the results of their commercialization, marketing and distribution efforts for REGNITE in Japan and, to a lesser extent, foreign currency fluctuations; however, we do not expect that royalty revenues from our partnership with Astellas will be meaningful for the foreseeable future.

As a result of our strategic shift to focus on commercializing HORIZANT, and our decision to discontinue the internal development of XP23829 and to seek potential partners for further development and potential commercialization of XP23829 and XP21279, we expect our research and development expenses going forward will decline, in particular after the completion of activities related to our Phase 2 clinical trial and ongoing non-clinical studies of XP23829, which we expect will be completed by the first half of 2018. In this regard, we expect that our research and development expenses in 2016 will be significantly lower than 2015 levels, and will consist primarily of headcount and other overhead expenses, as well as expenses related to our ongoing non-clinical studies of XP23829. In 2016, we expect our selling, general and administrative expenses to be higher compared to 2015 levels primarily due to continued internal and external expenses of supporting and maintaining an increased number of sales representatives, as well as from maintaining and expanding marketing, distribution and other commercial capabilities for HORIZANT, largely through third-party service providers.

In connection with our strategic shift, on September 29, 2015 we implemented a restructuring entailing a reduction in force to eliminate approximately 25 positions, including positions related to XP23829. In connection with this restructuring, we recorded severance-related restructuring charges of $1.7 million in 2015. In addition, on September 29, 2015, Ronald W. Barrett, Ph.D., retired as Chief Executive Officer and as a member of our board of directors. Dr. Barrett’s retirement resulted in the recording of $1.2 million in severance benefits in 2015.

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

We believe that our existing capital resources, together with anticipated product revenue, and the anticipated receipt of the cash payments from Dr. Reddy’s under the DRL agreement will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our partnerships with Astellas, Indivior and Dr. Reddy’s. With the exception of the clinical trial in patients with AUD that the NIAAA initiated in June 2015, we are solely responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, or sales of HORIZANT may be less than we anticipate, either or both of which could accelerate our need for additional capital. In addition, we do not believe that revenues generated from HORIZANT and REGNITE sales and other revenues generated from our partnerships with Astellas, Indivior and Dr. Reddy’s will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. Additional funds may not be available to us on terms that are acceptable to us, or at all. If adequate funds are not, or we anticipate that they may not be, available on a timely basis, we may be required to, among other things, reduce the amount of resources devoted to advertising, promotion, sales or medical affairs of HORIZANT, or conduct additional workforce or other expense reductions, any of which could have a material adverse effect on our business and prospects. In addition, we may face substantial financial costs in order to comply with the remaining post-marketing commitments and post-marketing requirements established in connection with the approval of HORIZANT, and our inability to carry out and fund such efforts to comply with these requirements could have material adverse consequences to us, including the loss of marketing approval for HORIZANT.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments related to revenue recognition, inventories, stock-based compensation, fair value measurements and accrued expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and significant judgments and estimates are detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which creates a single source of revenue guidance under U.S. generally accepted accounting principles, or GAAP, for all companies in all industries. The core principle of ASU 2014-09 is that revenue should be recognized in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates. ASU 2014-09 also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. We may adopt ASU 2014-09 either by way of a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. ASU 2014-09 is required to be adopted by us on January 1, 2018; however we may adopt this standard as early as January 1, 2017. We will adopt this standard on January 1, 2018. However, we have not yet selected a transition method nor have we determined the potential effects that the adoption of ASU 2014-09 will have on our financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17). Prior to this update, entities were required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This update is intended to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for us beginning with our annual report for fiscal 2018 and interim periods thereafter. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact that ASU 2015-17 will have on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases Topic 842 (ASU 2016-02), which generally requires companies to recognize operating and financing lease liabilities and the corresponding right-of-use assets on the balance sheet. The main difference between the previous GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under the previous GAAP. ASU 2016-02 is effective for us beginning in the first quarter of fiscal 2018. We are currently evaluating the impact that ASU 2016-02 will have on our financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08). The amendments in this update do not change the core principles in the guidance in Topic 606 but clarify the implementation guidance on principal versus agent considerations by providing additional illustrative examples and clarifying existing illustrative examples on how to apply the implementation guidance on principal versus agent considerations. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. We are currently evaluating the impact that ASU 2016-08 will have on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which is part of the Simplification Initiative. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for us beginning in the first quarter of fiscal 2018. We are currently evaluating the impact that ASU 2016-09 will have on our financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing (ASU 2016-10). The amendments in this update clarify the following two aspects of Topic 606: identifying performance obligations and clarifying the licensing implementation guidance. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements of ASU 2014-09. We are currently evaluating the impact that ASU 2016-10 will have on our financial statements.

Results of Operations

Three Months Ended March 31, 2016 and 2015

Revenues

Our net product sales revenue consisted of sales of HORIZANT. Our collaboration revenue consisted of the recognition of revenues from the upfront payments from our partnership with Astellas. Our royalty revenue was from Astellas and was based on Astellas’ net sales of REGNITE in Japan.

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(In thousands, except percentages)
Product sales, net	$13,678	$6,639	$7,039	106%
Collaboration revenue	284	284	—	0%
Royalty revenue	161	144	17	12%

Total revenues	$14,123	$7,067	$7,056	100%

The increase in total revenues for the three months ended March 31, 2016, compared to the same period in 2015, was primarily from increased HORIZANT net product sales, primarily resulting from an increase in average net selling prices due to price increases, and, to a lesser extent, from an increase in sales volume. The increase in sales volume was due to enhanced promotional efforts, particularly as we expanded our sales force into additional territories beginning in the third quarter of 2014 and again in the third quarter of 2015.

We expect the future composition of our revenues, with exception of $50.0 million in potential collaboration revenue related to upfront cash payments from Dr. Reddy’s, to consist primarily of revenues from HORIZANT net product sales. We expect our HORIZANT net product sales to increase in 2016 compared to 2015 levels. Such an increase will be dependent upon the success of our strategies for commercialization, promotion and distribution, as well as our ability to successfully execute these strategies. We expect royalty revenue from our partnership with Astellas to fluctuate based on the results of its commercialization, marketing and distribution efforts for REGNITE in Japan and, to a lesser extent, foreign currency fluctuations; however, we do not expect that royalty revenues from our partnership with Astellas will be meaningful for the foreseeable future. While we anticipate the DRL Agreement becoming effective and receiving the $50.0 million of payments from Dr. Reddy’s, we expect that collaboration revenue to fluctuate based on Dr. Reddy’s timing and achievement of contingent-event based milestones with respect to XP23829 in the United States, Indivior’s timing and achievement of contingent-event based milestones with respect to AP Products, and to the extent we enter into new partnerships for our marketed product or any of our product candidates.

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

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(In thousands, except percentages)
Cost of product sales	$620	$454	$166	37%

The increase in cost of product sales for the three months ended March 31, 2016, compared to the same period in 2015, was from an increase in volume of HORIZANT product sales.

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

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(In thousands, except percentages)
Research and development	$1,760	$6,384	$(4,624)	-72%

The decrease in research and development expenses in the three months ended March 31, 2016, compared to the same period in 2015, primarily resulted from our decision to discontinue internal development of XP23829 at the end of third quarter of 2015, which caused net costs for XP23829 to decline by $2.5 million, primarily due to decreased clinical, manufacturing and toxicology costs, and caused personnel costs to decline by $1.6 million, primarily due to decreased headcount and corresponding decreased non-cash stock-based compensation.

As a result of our strategic shift to focus on HORIZANT and our decision to discontinue the internal development of XP23829 and seek partners for further development and potential commercialization of XP23829 and XP21279, we expect that our research and development expenses going forward will continue to decline, particularly after we wind down activities related to our Phase 2 clinical trial of XP23829 and complete our ongoing non-clinical studies of XP23829, which we expect will be completed by the first half of 2018. We expect that our research and development expenses in 2016 will be significantly lower than 2015 levels, and will consist primarily of headcount and other overhead expenses, as well as expenses related to our ongoing non-clinical studies of XP23829.

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

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(In thousands, except percentages)
Selling, general and administrative	$25,483	$20,099	$5,384	27%

The increase in selling, general and administrative expenses in the three months ended March 31, 2016, compared to the same period in 2015, was principally due to costs related to the continued and expanded commercialization of, and promotional activities for, HORIZANT.

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

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(In thousands, except percentages)
Interest income	$175	$116	$59	51%
Interest expense	$999	$655	$344	53%

The increase in interest income for the three months ended March 31, 2016, compared to the same period in 2015, was due to higher cash balances primarily from the receipt of $111.3 million in net proceeds from the 2022 Notes offering in February 2015. For more information on the 2022 Notes, see “Liquidity and Capital Resources – 2022 Notes” below.

The increase in interest expense for the three months ended March 31, 2016, compared to the same period in 2015, was principally due to interest expense associated with the 2022 Notes that we issued in February 2015. We expect interest expense to remain relatively constant in 2016 compared to 2015 due to interest expense associated with the 2022 Notes.

Liquidity and Capital Resources

	As of March 31, 2016	As of December 31, 2015
Cash and cash equivalents and short-term investments	$120,185	$139,486
Working capital	117,902	135,262
Restricted investments (1)	1,725	1,725

(1)	Included in “Prepaids and other current assets.”

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash provided by (used in):
Operating activities	$(19,064)	$(20,411)
Investing activities	(19,084)	(84,867)
Financing activities	(287)	110,218

Due to our significant research and development and, more recently, sales and marketing expenditures, we have generated cumulative operating losses since we incorporated in 1999. As such, we have funded our operations primarily through sales of our equity and debt securities, non-equity payments from collaboration, partnership, licensing and other similar forms of revenue-generating transactions with third-party business partners, and interest earned on investments. At March 31, 2016, we had available cash and cash equivalents and short-term investments of $120.2 million. Our cash and investment balances are held in a variety of interest-bearing instruments, including corporate debt securities and money market accounts. Cash in excess of immediate requirements is invested with regard to liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Net cash used in operating activities was $19.1 million and $20.4 million in the three months ended March 31, 2016 and 2015, respectively. Our main uses of operating cash flows during these periods were primarily due to funding our net loss, offset in part by non-cash stock-based compensation expense.

Net cash used in investing activities primarily reflected the timing of purchases of investments and proceeds from maturities of our investments.

Net cash used in financing activities in the three months ended March 31, 2016 was from the issuance of common stock. Net cash provided by financing activities in the three months ended March 31, 2015 was primarily from the issuance of the 2022 Notes on February 3, 2015, which resulted in $111.3 million in net proceeds to us, after deducting the initial purchaser’s discount and offering expenses payable by us.

We believe that our existing capital resources, together with anticipated product revenue and the anticipated receipt of the upfront cash payments from Dr. Reddy’s under the DRL Agreement, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our partnerships with Astellas, Indivior and Dr. Reddy’s. With the exception of the clinical trial in patients with AUD that the NIAAA initiated in June 2015, we are solely responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, or sales of HORIZANT may be less than we anticipate, either or both of which could accelerate our need for additional capital. In addition, we do not believe that revenues generated from HORIZANT and REGNITE sales and other revenues generated from our partnerships with Astellas, Indivior and Dr. Reddy’s will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in “Risk Factors.” Because of the numerous risks and uncertainties associated with the drug development and commercialization, and with our ability to enter into additional partnerships with third parties to participate in the development and commercialization of HORIZANT and our development-stage product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our operations. Our future funding requirements will depend on many factors, including:

•	the timing, receipt and amount of sales or royalties from HORIZANT and REGNITE;

•	the costs of our sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote and distribute HORIZANT, including the internal and external expenses of supporting and maintaining our sales representatives and any potential future expansions to our dedicated sales team;

•	the costs of manufacturing and commercial supplies of HORIZANT;

•	the timing and costs of complying with the remaining post-marketing commitments and post-marketing requirements established in connection with the approval of HORIZANT, and any future additional commitments or requirements imposed on us by the FDA;

•	the number and characteristics of any additional potential indications for HORIZANT we pursue, such as the treatment of patients with AUD;

•	the costs, timing and outcomes of regulatory approvals, if any;

•	the timing of any contingent-event based and royalty payments under our licensing arrangements with Indivior and Dr. Reddy’s;

•	the terms and timing of any partnerships that we may establish or modify;

•	the costs associated with any potential litigation;

•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies that complement our business, although we have no commitments or agreements relating to any of these types of transactions.

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

Contractual Obligations

Our future contractual obligations at March 31, 2016 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	Greater Than 5 Years
Purchase commitments (1)	$11,301	$9,733	$1,568	$—	$—
GSK payable (2)	6,000	1,000	2,000	2,000	1,000
Operating lease obligations (3)	638	636	2	—	—
Principal on 2022 Notes due 2022 (4)	115,000	—	—	—	115,000
Interest on 2022 Notes (5)	17,250	2,875	5,750	5,750	2,875

	$150,189	$14,244	$9,320	$7,750	$118,875

(1)	At March 31, 2016, we had non-cancelable purchase orders and minimum purchase obligations of approximately $1.6 million under our commercial supply agreement with Patheon Pharmaceuticals Inc. all due within one year and approximately $7.2 million under our commercial supply agreement with Lonza Ltd. also all due within one year. At March 31, 2016, we had other non-cancelable purchase commitments of approximately $0.9 million due within one year and approximately $1.6 million due within the one to three year period.
(2)	On November 8, 2012, we executed a termination and transition agreement with GSK that terminated our development and commercialization agreement with respect to HORIZANT. GSK provided us inventory of gabapentin enacarbil in GSK’s possession that was not required for use by GSK in the manufacture of HORIZANT. In exchange for such inventory, we will make annual payments to GSK of $1.0 million for six years beginning in 2016.
(3)	In the fourth quarter of 2014, we entered into an amendment to the lease with respect to our current office space at 3410 Central Expressway, Santa Clara, California, which extended the term of the lease for an additional nine months so that the lease will expire on May 31, 2016. In April 2016, we entered into a lease, or the New Facility Lease, for our new principal executive office to be located at 2000 Seaport Boulevard, Redwood City, California. Future obligations under the New Facility Lease are not included since this agreement was executed after March 31, 2016 (See Note 11 for more information). The amount also includes vehicle operating leases obligations of $0.4 million all due within one year. Operating lease obligations do not assume the exercise by us of any termination or extension options.
(4)	In February 2015, we completed a private placement of $115.0 million principal amount of 2022 Notes. The 2022 Notes mature on February 1, 2022, unless earlier converted or repurchased. We may not redeem the 2022 Notes prior to their maturity date.
(5)	Beginning on August 1, 2015, interest on the 2022 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, at a rate of 2.50% per year. We used the fixed interest rate of 2.50% to estimate interest owed on the 2022 Notes from March 31, 2016 until the final maturity date of February 1, 2022.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes during the three months ended March 31, 2016 to our market risk exposure as disclosed in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on their evaluation as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, as of March 31, 2016, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) were effective.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2016.

Risks Related to our Business and Industry

We have incurred cumulative operating losses since inception, we expect to continue to incur losses for the foreseeable future and we may never achieve or sustain profitability on an annual basis.*

We have incurred cumulative losses of $683.7 million since our inception in May 1999 through March 31, 2016. We have made, and expect to continue to make, substantial expenditures in connection with our commercialization of HORIZANT. We continue to expect substantial costs and expenses associated with maintaining and expanding sales, marketing and commercial capabilities. In addition, we do not believe that collaboration revenues and revenues generated from sales of HORIZANT and REGNITE will be sufficient alone to sustain our operations, at least in the near term, and we therefore expect to continue to experience negative cash flows for the foreseeable future as we fund our operating losses and capital expenditures. Annual losses have had, and will continue to have, an adverse effect on our stockholders’ equity.

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

Our success depends substantially on the success of HORIZANT. If we do not successfully market and sell HORIZANT, or if Astellas does not effectively market and sell REGNITE in Japan, we may be unable to generate significant product revenue and may be unable to achieve sustained profitability. *

As a result of our strategic shift in late 2015 to focus on commercializing HORIZANT, to discontinue the internal development of XP23829 and to seek collaboration, partnership, licensing and other strategic arrangements with third-party business partners for the further development of XP23829 and XP21279, our success depends substantially on the success of HORIZANT. In this regard, HORIZANT is our only product approved for marketing and our ability to generate revenue from product sales and achieve profitability is substantially dependent on our ability to effectively commercialize HORIZANT. For the three months ended March 31, 2016, we recorded net sales in the United States of HORIZANT of only $13.7 million. To achieve sustained profitability, we will need to generate substantially more product revenue from HORIZANT and REGNITE.

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

Other factors that may inhibit or delay our efforts to commercialize HORIZANT include:

•	the inability of our contract sales organization to provide our sales team with appropriate technical expertise or our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	our inability to successfully retain, or increase the reach of, our sales force;

•	potential disruption arising from realignment or redistribution of established sales territories in connection with any expansion of the sales force team;

•	our inability to effectively manage and maintain third-party logistical support for our sales representatives;

•	the inability of our sales team personnel to obtain access to adequate numbers of physicians to provide appropriate information on the advantages and risks of prescribing HORIZANT;

•	inability to obtain coverage and adequate reimbursement from third-party payers;

•	the lack of complementary products offered by our sales team personnel, which may put us at a competitive disadvantage compared to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with maintaining our sales representatives, or to add or replace current sales representatives.

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

Astellas initiated sales of REGNITE in Japan in July 2012. We have limited control over the amount and timing of resources that Astellas dedicates to the marketing of REGNITE, and Astellas could fail to effectively commercialize, market and distribute REGNITE. In May 2013, Astellas informed us that they did not have plans for commercialization of REGNITE in the five other Asian countries in their licensed territory. As a result, in May 2013, all rights to gabapentin enacarbil in Korea, the Philippines, Indonesia, Thailand and Taiwan reverted to us, and we will not receive any revenues from Astellas for the development and commercialization of gabapentin enacarbil in these territories. For the three months ended March 31, 2016, we received and recognized only $0.2 million in royalty revenue from Astellas.

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

•	the timing, receipt and amount of sales or royalties from HORIZANT and REGNITE;

•	the costs of our sales and marketing, supply chain, distribution, pharmacovigilance, compliance and safety infrastructure to promote and distribute HORIZANT, including the internal and external expenses of supporting and maintaining our sales representatives and any potential future expansions to our dedicated sales team;

•	the costs of manufacturing clinical and commercial supplies of HORIZANT;

•	the timing and costs of complying with the remaining post-marketing commitments and post-marketing requirements established in connection with the approval of HORIZANT, and any future additional commitments or requirements imposed on us by the FDA;

•	the number and characteristics of any additional potential indications for HORIZANT we pursue, such as the treatment of patients with AUD;

•	the costs, timing and outcomes of regulatory approvals, if any;

•	the timing of any contingent-event based and royalty payments under our licensing arrangement with Indivior and, subject to and effective upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act, as amended, or HSR Act, our licensing arrangement with Dr. Reddy’s Laboratories, S.A., or Dr. Reddy’s;

•	the terms and timing of any collaboration, partnership, licensing and other strategic arrangements with third-party business partners that we may establish or modify;

•	the costs associated with any potential litigation;

•	the costs of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies that complement our business, although we have no commitments or agreements relating to any of these types of transactions.

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

Until we can generate a sufficient amount of product revenues, if ever, we expect to finance future cash needs through public or private equity or equity-linked offerings, debt financings or collaboration, partnership, licensing and other strategic arrangements with third-party business partners. If we raise additional funds by issuing our common stock, or securities convertible into, exchangeable or exercisable for common stock, our stockholders will experience dilution. Any debt financing or additional equity that we raise may contain terms that are not favorable to our stockholders or us. To the extent that we raise additional capital through partnerships, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technologies or product candidates. Our ability to raise additional funds and the terms upon which we are able to raise such funds may be adversely impacted by the uncertainty regarding our financial condition, the commercial prospects of HORIZANT and REGNITE based on their respective sales to date and our relative lack of experience in commercializing products, the uncertainty regarding whether and to what extent we can establish any partnerships for the further development of XP23829 outside the United States and XP21279 globally, and the terms of any such partnerships, and/or current economic conditions, including the effects of disruptions to, and volatility in, the credit and financial markets in the United States, Asia, the European Union and other regions of the world.

We believe that our existing capital resources, together with interest income from our investments and anticipated product revenue, will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based our cash sufficiency estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we expect. Further, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for commercialization sooner than planned. We have no credit facility or committed sources of capital other than potential contingent event-based and royalty payments that we are eligible to receive under our partnerships with Astellas, Indivior and Dr. Reddy’s. With the exception of the clinical trial in patients with AUD that the NIAAA initiated in June 2015, we are solely responsible for all HORIZANT commercialization and development activities, including all post-marketing requirements and commitments. Such costs could be greater than we anticipate, or sales of HORIZANT may be less than we anticipate, either or both of which could accelerate our need for additional capital.

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

If we or Astellas are required to obtain alternate third-party manufacturers, it could delay or prevent the clinical development and commercialization of HORIZANT or REGNITE.

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

Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may affect our ability to profitably sell HORIZANT.*

The United States and some foreign jurisdictions are considering, or have enacted, a number of legislative and regulatory proposals designed to change the healthcare system in ways that could affect our ability to sell HORIZANT profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, in 2010, PPACA became law in the United States. PPACA has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the pharmaceutical industry. Among the provisions of PPACA of importance to the pharmaceutical industry are the following:

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

We anticipate that PPACA, the Budget Control Act of 2011, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for HORIZANT, and could seriously harm our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payers will reimburse for HORIZANT, which in turn will put pressure on the pricing of HORIZANT.

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

If we do not establish and maintain partnerships or other strategic transactions for HORIZANT and our product candidates, our revenue potential and prospects will be limited and our business could suffer.*

In October 2015, we announced that we would focus our resources on the continued commercialization of HORIZANT, discontinue the internal development of XP23829 and seek partners for the further development of XP23829 and XP21279. In March 2016, we entered into a license agreement with Dr. Reddy’s pursuant to which we will grant to Dr. Reddy’s exclusive U.S. rights for the development and commercialization of XP23829, and we continue to seek partners for the further development of XP23829 outside the United States. The Dr. Reddy’s agreement is subject to and will become effective upon clearance under the HSR Act. We face significant competition in seeking appropriate business partners, and partnering or other divestiture transactions are complex and time consuming to negotiate and document. We may not be successful in entering into new partnerships with third parties on acceptable terms, or at all. In addition, we are unable to predict when, if ever, we will enter into any additional partnering arrangements for our product candidates because of the numerous risks and uncertainties associated with establishing such arrangements. If we are unable to successfully maintain and/or negotiate and enter into new partnerships, we may be unable to realize any return on our investments in XP23829 and XP21279. In this regard, we implemented a workforce reduction of approximately 25 employees following our announcement that we were discontinuing internal development of XP23829 in connection with our strategic shift to focus on the commercialization of HORIZANT, which workforce reduction included the substantial elimination of our research and development function. Accordingly, we do not expect to, nor are we currently in a position to, undertake meaningful development activities for XP23829 and XP21279 on our own, and our prospects for realizing any return on our investments in XP23829 and XP21279 are therefore substantially dependent on our ability to enter into new and/or maintain partnerships for XP23829 and XP21279. Likewise, given our focus on commercializing HORIZANT, we believe that the potential for HORIZANT may be enhanced through relationships that would enable further development and/or expanded commercialization efforts of HORIZANT. However, there can be no assurance that we will be able to execute on any such strategic relationships, and our inability to do so would limit future prospects for HORIZANT and our business could suffer. In any event, our inability to obtain and maintain new partnerships for XP23829 and XP21279 and/or enter into strategic relationships for the further development and/or commercialization of HORIZANT could limit our revenue potential and prospects, which would adversely affect our business and financial condition.

Our success also depends on our development-stage product candidates. If our current and potential future business partners are unable to bring any of these product candidates to market, or experience significant delays in doing so, our ability to generate revenue from our product candidates and our likelihood of success will be reduced.*

We have granted to Dr. Reddy’s exclusive, U.S. rights for the development and commercialization of XP23829, and have granted to Indivior exclusive, world-wide rights to develop and commercialize AP Products. We are currently seeking to partner with potential third party business partners for the continued development of XP23829 outside the United States and for XP21279 globally. Any one of our product candidates could be unsuccessful if it:

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

Moreover, even if clinical trial results of our product candidates are successful, our current and potential future business partners may determine not to continue development of a particular product candidate. If we are unable to maintain our partnerships with Dr. Reddy’s for development and commercialization of XP23829 in the United States or with Indivior for AP Products, the continued development of these product candidates may be substantially curtailed or abandoned altogether. Additionally, if we are not able to establish and maintain partnerships for the development and commercialization of XP23829 outside the United States or XP21279 globally, we will be unable to advance the development of these product candidates outside the United States or globally for XP23829 and XP21279, respectively. If our current and future business partners are unable to make our product candidates commercially available, we may not be able to generate substantial revenues or otherwise derive significant value from our product candidates, which would adversely affect our business and financial condition.

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

As a result of our license agreement with each of Dr. Reddy’s and Indivior, we are wholly dependent on Dr. Reddy’s and Indivior to develop and commercialize XP23829 and AP Products, respectively. Future financial returns to us, if any, under our license agreement with Dr. Reddy’s and Indivior depend on the achievement of contingent-event based development and/or regulatory and commercialization payments, plus royalties on potential future net product sales. Therefore, any associated future financial returns to us and our stockholders under license agreements with Dr. Reddy’s and Indivior depend entirely on the efforts of, and funding by, Dr. Reddy’s and Indivior for the development and commercialization of XP23829 and AP Products, respectively. If Dr. Reddy’s is not successful in developing and commercializing XP23829, or Indivior is not successful in developing and bringing AP Products to market, our ability to generate revenue from XP23829 or AP, respectively, will be substantially diminished, the development or commercialization of XP23829 or AP could be delayed or terminated, and our business and financial condition could be harmed. Under the terms of our license, agreement with Dr. Reddy’s, Dr. Reddy’s is solely responsible for manufacture and supply of XP23829 to support its development and commercialization of XP23829 Products. If Dr. Reddy’s fails to establish itself and/or identify and qualify one or more suitable manufacturers of XP23829, or if such manufacturers terminate their agreement with Dr. Reddy’s and Dr. Reddy’s is otherwise unable to manufacture or contract to manufacture sufficient quantities of XP23829, development and commercialization of XP23829 Products could be impaired or delayed. In addition, if the Dr. Reddy’s license terminates in such a way that XP23829 reverts to us and we seek alternative arrangements with one or more other third parties to develop and commercialize XP23829, we may not be able to enter into such an agreement with another suitable third-party or third-parties on acceptable terms, or at all. Further, under the terms of our license agreement with Indivior, Indivior is solely responsible for the manufacture of AP to support its development and commercialization of AP Products. If Indivior fails to establish itself and/or identify and qualify one or more suitable manufacturers of AP, or if such manufacturers terminate their agreement with Indivior and Indivior is otherwise unable to manufacture or contract to manufacture sufficient quantities of AP, development and commercialization of AP Products could be impaired or delayed. In addition, if the Indivior license terminates in such a way that AP reverts to us and we seek alternative arrangements with one or more other third parties to develop and commercialize AP, we may not be able to enter into such an agreement with another suitable third-party or third-parties on acceptable terms, or at all. Although we have a retained a right of first negotiation to collaborate to develop and commercialize AP Products for non-addiction indications, this right is limited and Indivior is under no obligation to us to enter into a collaboration with us for AP Products. Moreover, given our current strategic focus on the commercialization of HORIZANT, our ability to collaborate with Indivior to develop and commercialize AP Products is limited. Accordingly, we could fail to capitalize on, or share in, any successful development of AP by Indivior apart from the contingent-event based and royalty payment obligations to us under the Indivior license agreement.

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

In addition to our partnerships with Astellas, Indivior and Dr. Reddy’s, we may enter into future partnerships or other strategic arrangements with third parties to further develop and commercialize HORIZANT/gabapentin enacarbil, such as our clinical trial agreement with the NIAAA pursuant to which the NIAAA is conducting a clinical trial of HORIZANT in patients with AUD. However, there can be no assurance that we will be able to execute on any future strategic arrangements, and our inability to do so would limit future prospects for HORIZANT which could harm our business.

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

The product candidates for which we are seeking a future business partner for their further development could potentially be submitted to the FDA for approval under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, as amended, or FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference.

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

We may not develop additional prodrug product candidates and we also may not acquire and/or in-license other products, product candidates, programs or companies to grow and diversify our business.*

As part of a restructuring in 2010, we eliminated our discovery research department, which prevents our ability to discover additional product candidates at this time. Similarly, in connection with our strategic shift to focus on commercializing HORIZANT, in October 2015, we implemented a workforce reduction of approximately 25 employees, which workforce reduction included the substantial elimination of our research and development function. While we are seeking to enter into partnerships for the further development of XP23829 outside the United States and XP21279 globally, we are not conducting any clinical development of our product candidates and currently have no plans or the personnel necessary to conduct any such development. Accordingly, the future growth of our business is currently substantially dependent on our HORIZANT commercialization efforts. However, to grow our business over the longer term and diversify our sole product risk, we may seek to acquire and/or in-license other products, product candidates, programs or companies. Future growth through acquisition or in-licensing will depend upon the availability of suitable products, product candidates, programs or companies for acquisition or in-licensing on acceptable prices, terms and conditions. Any growth through development will depend upon our identifying and obtaining product opportunities and in some circumstances product candidates, our ability to develop those products and the availability of funding to complete such development activities and obtain regulatory approval for and successfully commercializing any new potential product opportunities. Even if appropriate opportunities are available, we may not be able to successfully identify them, or we may not have the financial resources or personnel necessary to pursue them. In this regard, to obtain additional product candidates, we may need to find appropriate internal or external development functions, which would require the expenditure of significant resources and efforts that could divert time and resources from the commercialization of HORIZANT. In addition, the competition to acquire or in-license rights to promising products, product candidates, programs and companies is fierce, and many of our competitors are large, multinational pharmaceutical and biotechnology companies with considerably more financial, development and commercialization resources and experience than we have. In order to compete successfully in the current business climate, we may have to pay higher prices for assets than may have been paid historically, which may make it more difficult for us to realize an adequate return on any acquisition. Thus, even if we succeed in identifying promising products, product candidates or programs, we may not be able to acquire rights to them on acceptable terms, or at all. If we are unable to develop or obtain suitable products or product candidates, our growth prospects will be limited, which could result in significant harm to our financial position and adversely impact our stock price. Even if we are able to successfully identify and acquire or in-license new products, product candidates, programs or companies, we cannot assure you that we will be able to successfully manage the risks associated with integrating any products, product candidates, programs or companies into our business or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing. In any event, we may not be able to realize the anticipated benefits of any acquisition or in-licensing for a variety of reasons, including the possibility that a product candidate proves not to be safe or effective in clinical trials, a product fails to reach its forecasted commercial potential or the integration of a product, product candidate, program or company gives rise to unforeseen difficulties and expenditures. Any failure in identifying and managing these risks and uncertainties effectively would have a material adverse effect on our business.

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

As part of the approval process of any of our product label extensions or product candidates in the United States, the FDA may grant us a data exclusivity period during which other manufacturers’ applications for approval of generic versions of our products will not be accepted and/or approved. Generic manufacturers can submit an abbreviated new drug application, or ANDA, referencing an approved product at any time after the relevant acceptance exclusivity period has tolled for the approved product, and thereby initiate a challenge to the approved product’s listed patents by way of a Paragraph IV certification. In addition, the FDA can approve an ANDA any time after the approval exclusivity period (if different from the acceptance exclusivity period) has tolled. For example, the FDA granted HORIZANT five years of data exclusivity based on it being an NCE. Thus, beginning in April 2015, at the end of the first four years of HORIZANT’s data exclusivity period, the FDA can now accept an ANDA that contains unauthorized reference to HORIZANT. Beginning in April 2016, after the full five-year data exclusivity period has tolled, the FDA can now approve such ANDA submissions. It is possible that generic manufacturers are considering attempts to seek FDA approval for a similar or identical drug as HORIZANT through submission of an ANDA, which would require a Paragraph IV certification, thereby triggering challenges to our Orange Book-listed patents. If our patents are subject to such challenges, we may need to spend significant resources to defend such challenges and we may not be able to defend our patents successfully. We expect that the approval of an ANDA that results in the launch of a similar or identical drug as HORIZANT could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Third-party claims of intellectual property infringement would require us to spend significant time and money and could prevent us and our current and potential future business partners from developing or commercializing our products.*

Our commercial success depends in part on not infringing the patents and proprietary rights of other parties and not breaching any licenses that we have entered into with regard to our technologies and products. Because others may have filed, and in the future are likely to file, patent applications covering products or other technologies of interest to us that are similar or identical to ours, patent applications or issued patents of others may have priority over our patent applications or issued patents. For example, we are aware of a family of third-party patent applications relating to prodrugs of gabapentin. We believe the applications have been abandoned in the United States, the European Patent Office, Canada, Australia and the United Kingdom. We believe that in all countries in which we hold or have licensed rights to patents or patent applications related to HORIZANT, REGNITE and gabapentin enacarbil, the composition-of-matter patents on gabapentin, the metabolite of gabapentin enacarbil, have all expired. However, it is possible that a judge or jury will disagree with our conclusions regarding the expiration of these patents that may relate to HORIZANT, and we could incur substantial costs in litigation if we are required to defend against patent suits brought by third parties or if we initiate these suits. In addition, there could be other third-party patents or patent applications covering certain aspects of our and our current and potential future business partners’ planned development or commercialization activities that we are not yet aware of. Any legal action against our current or potential future business partners or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us or our current or potential future business partners to potential injunction that could prevent us or our current or potential future business partners from selling the affected products, expose us to potential liability for damages and require our current or potential future business partners or us to obtain a license to continue to manufacture or market the affected products and processes. Licenses required under any of these patents may not be available on commercially acceptable terms, if at all. Failure to obtain such licenses could materially and adversely affect our and our current and potential future business partners’ ability to develop, commercialize and sell HORIZANT, REGNITE or our product candidates. Such legal actions against us could also include the theory of contributory infringement, or claiming that because our prodrugs are broken down in the body into an active metabolite and other substances, that we have infringed on patents that cover the use of the active metabolite. We believe that there may continue to be significant litigation in the biotechnology and pharmaceutical industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our management and financial resources and we may not prevail in any such litigation.

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

We expect that we will relocate our corporate headquarters to Redwood City, California in May 2016. We believe that the move of our corporate headquarters from Santa Clara, California, to Redwood City, California, may cause employee turnover and may make retaining key employees more difficult.

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

•	the commercial sales of HORIZANT, REGNITE or any of our other products that may result from our product candidates that may in the future be approved by the FDA or its foreign counterparts;

•	the costs to maintain adequate sales, marketing and commercial capabilities to commercialize HORIZANT;

•	adverse results or delays in clinical trials;

•	the timing of achievement of our clinical, regulatory, collaborating, partnering and other milestones, such as the commencement of clinical development, the completion of a clinical trial, the filing for regulatory approval or the establishment of strategic arrangements for the development and commercialization of one or more of our product candidates;

•	announcement of FDA approvability, approval or non-approval of our product candidates, and the timing of the FDA review process;

•	actions taken by regulatory agencies with respect to HORIZANT, REGNITE or our product candidates, our current and potential future business partners’ clinical trials or our sales and marketing activities;

•	actions taken by regulatory agencies with respect to products or drug classes related to HORIZANT, REGNITE or our product candidates;

•	problems in our manufacturing or supply chain that limit or exhaust the quantity of supplies of HORIZANT that are available to patients;

•	partnering with third-party business partners for the development of our product candidates;

•	changes in our current and potential future business partners’ business strategies;

•	developments in our business relationships with Astellas, Indivior, Dr. Reddy’s and/or the NIAAA, including potential disputes or the termination or further modification of our agreements with Astellas, Indivior. Dr. Reddy’s and/or the NIAAA;

•	regulatory developments in the United States and foreign countries;

•	changes in the structure of healthcare payment systems;

•	any intellectual property matter involving us, including infringement lawsuits;

•	actions taken by regulatory agencies with respect to our or our current and potential future business partners’ compliance with regulatory requirements;

•	announcements or actions by stockholder activists;

•	possible sales of our common stock by holders of the 2022 Notes who may view the 2022 Notes as a more attractive means of equity participation in our company;

•	the conversion of some or all of the 2022 Notes and any sales in the public market of shares of our common stock issued upon conversion of the 2022 Notes;

•	hedging or arbitrage trading activity involving our common stock, including in connection with arbitrage strategies employed or that may be employed by investors in the 2022 Notes;

•	announcements of technological innovations or new products by us or our competitors;

•	market conditions for equity investments in general, or the biotechnology or pharmaceutical industries in particular;

•	changes in financial estimates or recommendations by securities analysts;

•	sales of large blocks of our common stock;

•	sales of our common stock by our executive officers, directors and significant stockholders;

•	restatements of our financial results and/or material weaknesses in our internal controls; and

•	the loss of any of our key scientific or management personnel.

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

Because a small number of existing stockholders own a large percentage of our voting stock, they may be able to exercise significant influence over our affairs, acting in their best interests and not necessarily those of other stockholders.*

As of April 15, 2016, our executive officers, directors and holders of 5% or more of our outstanding common stock, based upon information known to us and derived from Schedules 13G filed with the SEC, beneficially owned approximately 70% of our common stock. The interests of this group of stockholders may not always coincide with our interests or the interests of other stockholders. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the market price of our common stock.

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

If there are large sales of our common stock, the market price of our common stock could drop substantially.*

If our existing stockholders sell a large number of shares of our common stock or the public market perceives that existing stockholders might sell shares of our common stock, the market price of our common stock could decline significantly. As of April 15, 2016, we had 63,526,681 outstanding shares of common stock, substantially all of which may be sold in the public market without restriction. In addition, future issuances by us of our common stock upon the exercise or settlement of equity-based awards and conversions of the 2022 Notes would dilute existing stockholders’ ownership interest in our company and any sales in the public market of these shares of common stock, or the perception that these sales might occur, could also adversely affect the market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2016.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of XenoPort, Inc. (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of XenoPort, Inc. (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of XenoPort, Inc. (3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (4)

3.5	Amended and Restated Bylaws of XenoPort, Inc., as amended effective May 19, 2015 (5)

4.1	Specimen Common Stock Certificate (6)

4.2	Form of Right Certificate (7)

4.3	Rights Agreement, dated as of December 15, 2005, by and between XenoPort, Inc. and Mellon Investor Services LLC (8)

4.4	Amendment No. 1 to Rights Agreement, dated as of January 29, 2015, by and between the Company and Computershare Inc., successor rights agent to Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC) (9)

4.5	Indenture, dated as of February 3, 2015, between XenoPort, Inc. and U.S. Bank National Association, including the form of 2.50% Convertible Senior Note due 2022 (10)

4.6	Form of Common Stock Warrant Agreement and Warrant Certificate (11)

10.1*	2016 Executive Compensation Information (12)

10.2*	Employee Bonus Retention Agreement, dated January 26, 2016, by and between XenoPort, Inc. and William G. Harris (13)

10.3†	License, Development and Commercialization Agreement, dated as of March 26, 2016, between XenoPort, Inc. and Dr. Reddy’s Laboratories, S.A.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18U.S.C.§1350) (14)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensation plan or arrangement.
†	Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.
(1)	Incorporated herein by reference to Exhibit 3.1 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.2 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.
(3)	Incorporated herein by reference to Exhibit 3.3 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.

(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-53129), as filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.
(6)	Incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(8)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(9)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on February 3, 2015.
(10)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on February 3, 2015.
(11)	Incorporated herein by reference to Exhibit 4.6 of our Registration Statement on Form S-3 (File No. 333-206238), as filed with the SEC on August 7, 2015.
(12)	Incorporated herein by reference to Exhibit 10.41 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on January 29, 2016.
(13)	Incorporated herein by reference to Exhibit 10.42 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on January 29, 2016.
(14)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XenoPort, Inc.
(Registrant)

May 5, 2016	/S/ Vincent J. Angotti
Vincent J. Angotti
Chief Executive Officer and Director
(principal executive officer)

May 5, 2016	/S/ WILLIAM G. HARRIS
William G. Harris
Senior Vice President of Finance and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of XenoPort, Inc. (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of XenoPort, Inc. (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of XenoPort, Inc. (3)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (4)

3.5	Amended and Restated Bylaws of XenoPort, Inc., as amended effective May 19, 2015 (5)

4.1	Specimen Common Stock Certificate (6)

4.2	Form of Right Certificate (7)

4.3	Rights Agreement, dated as of December 15, 2005, by and between XenoPort, Inc. and Mellon Investor Services LLC (8)

4.4	Amendment No. 1 to Rights Agreement, dated as of January 29, 2015, by and between the Company and Computershare Inc., successor rights agent to Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC) (9)

4.5	Indenture, dated as of February 3, 2015, between XenoPort, Inc. and U.S. Bank National Association, including the form of 2.50% Convertible Senior Note due 2022 (10)

4.6	Form of Common Stock Warrant Agreement and Warrant Certificate (11)

10.1*	2016 Executive Compensation Information (12)

10.2*	Employee Bonus Retention Agreement, dated January 26, 2016, by and between XenoPort, Inc. and William G. Harris (13)

10.3†	License, Development and Commercialization Agreement, dated as of March 26, 2016, between XenoPort, Inc. and Dr. Reddy’s Laboratories, S.A.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18U.S.C.§1350) (14)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensation plan or arrangement.
†	Confidential treatment has been requested as to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.
(1)	Incorporated herein by reference to Exhibit 3.1 of our quarterly report on Form 10-Q (File No. 000-51329) for the period ended June 30, 2005, as filed with the SEC on August 11, 2005.
(2)	Incorporated herein by reference to Exhibit 3.2 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.
(3)	Incorporated herein by reference to Exhibit 3.3 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.

(4)	Incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K (File No. 000-53129), as filed with the SEC on December 16, 2005.
(5)	Incorporated herein by reference to Exhibit 3.4 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on May 22, 2015.
(6)	Incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-1, as amended (File No. 333-122156), as filed with the SEC on April 13, 2005.
(7)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on December 16, 2005.
(8)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on December 16, 2005.
(9)	Incorporated herein by reference to Exhibit 4.2 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on February 3, 2015.
(10)	Incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K (File No. 000-51329), as filed with the SEC on February 3, 2015.
(11)	Incorporated herein by reference to Exhibit 4.6 of our Registration Statement on Form S-3 (File No. 333-206238), as filed with the SEC on August 7, 2015.
(12)	Incorporated herein by reference to Exhibit 10.41 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on January 29, 2016.
(13)	Incorporated herein by reference to Exhibit 10.42 of our current report on Form 8-K (File No. 000-51329), filed with the SEC on January 29, 2016.
(14)	This certification accompanies the quarterly report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.